Form 10KSB
period 2003-12-31
GREAT WALL ACQUISITION CORP
filed 2004-04-07
CIK 1261888

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________


                        COMMISSION FILE NUMBER 000-50550

                       GREAT WALL ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                          20-0178991
        (State of Incorporation)                            (Small Business Issuer
                                                          I.R.S. Employer I.D. Number)

 660 MADISON AVENUE, 15TH FLOOR, NY, NY                             10021
(Address of principal executive offices)                          (zip code)

                                 (212) 753-0804
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
   Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
                    Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

Issuer's revenues for the fiscal year ended December 31, 2003 were $0.

As of April 5, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $21,089,603.

As of April 5, 2004, there were 5,515,975 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

Documents Incorporated by Reference: The information contained in the registrant's prospectus filed on March 19, 2004 pursuant to Rule 424(b)(3) (SEC File No. 333-110906) is incorporated into certain portions of Parts I, II and III as disclosed herein.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Great Wall Acquisition Corporation is a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China ("PRC"). On March 23, 2004, we consummated our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 30, 2004, we sold an additional 515,975 units which were subject to the underwriters over-allotment option. The units sold in these offerings were sold at an offering price of $6.00 per unit, generating gross proceeds of $27,095,850. For more information regarding our initial public offering, see the section entitled "Recent Public Offering" contained within Part II, Item 5 below.

     Although our efforts in identifying a prospective target business will not be limited to a particular industry, we initially intend to focus our search on target businesses in the PRC that are engaged in the technology, media or telecommunications industries. Opportunities for market expansion have emerged for businesses with operations in the PRC in these and other industries due to various changes in the PRC's political, economic and social policies as well as other fundamental changes affecting the PRC and its neighboring countries. For further details regarding our business and risks associated with our acquiring a company in the PRC, see the sections entitled "Risk Factors" and "Proposed Business" contained in our prospectus dated March 17, 2004 incorporated by reference herein.

ITEM 2. DESCRIPTION OF PROPERTY

     We maintain our executive offices at 660 Madison Avenue, 15th Floor, New York, New York pursuant to an agreement with Sherleigh Associates LLC. We pay Sherleigh Associates a monthly fee of $500 which is for general and administrative services including office space, utilities and secretarial support. For further details regarding our facilities, see the section entitled "Proposed Business - Facilities" contained in our prospectus dated March 17, 2004 incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols GWAQU, GWAQ and GWAQW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on March 17, 2004 and since such common stock and warrants commenced public trading on March 30, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                             Units           Common Stock        Warrants
                                             -----           ------------        --------
                                        High        Low    High        Low   High        Low
                                        ----        ---    ----        ---   ----        ---
   2004:
        First Quarter.................  6.15       6.00    4.90       4.50   0.70       0.60
        Second Quarter*...............  6.00       6.00    4.67       4.63   0.66       0.60

*Through April 5, 2004


HOLDERS

     As of April 5, 2004, there were six holders of record of our units, one holder of record of our common stock and one holder of record of our warrants.

DIVIDENDS

     We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     In September 2003, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

      Stockholders                                        Number of Shares
      ------------                                        ----------------
      Kin Shing Li                                             430,000

      Justin Tang                                              430,000

      Dr. Xiaolin Zhong                                         50,000

      Jack Silver                                               50,000

      Dr. Ya-qin Zhang                                          40,000

Such shares were issued in September 2003 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at an average purchase price of approximately $0.05 per share. In January 2004, we authorized a two-for-one stock split of our common stock, effectively lowering the purchase price to approximately $0.025 per share. The number of shares referred to above have been adjusted to reflect the foregoing stock split.

RECENT PUBLIC OFFERING

     On March 23, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. The representative of the underwriters in the offering was Broadband Capital Management LLC. The securities sold in the offering were registered under the

Securities Act of 1933 on a registration statement on Form S-1 (No. 333-110906). The Securities and Exchange Commission declared the registration statement effective on March 17, 2004.

     We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,018,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,300,000, of which $20,400,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

     On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of $216,709.50 in underwriting discounts and commissions, and approximately $118,000 has been or will be paid for costs and expenses related to the offering, including $92,875.50 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the over-allotment option were approximately $2,760,000, all of which was deposited into the trust fund.

     For further details regarding our future use of proceeds from our initial public offering, see the section entitled "Use of Proceeds" contained in our prospectus dated March 17, 2004 incorporated by reference herein.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We were formed on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. For further details regarding our plan of operations, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus dated March 17, 2004 incorporated by reference herein.

ITEM 7.  FINANCIAL STATEMENTS

     See the Financial Statements and Notes thereto, together with the report thereon of Goldstein Golub Kessler LLP, dated February 20, 2004 contained in our prospectus dated March 17, 2004 incorporated by reference herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

         None.

ITEM 8A. CONTROL AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in

Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     Our current directors and executive officers are as follows:


    Name                         Age              Position
    ----                         ---              --------

    Kin Shing Li                 45               Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and Secretary

    Dr. Ya-qin Zhang             37               Director

    Dr. Xiaolin Zhong            38               Director


     KIN SHING LI has been our chairman of the board and chief executive officer since September 2003 and our secretary since January 2004. Mr. Li has been the chairman of International Elite Limited, one of the largest centralized single-location outsourcing customer service call centers in the PRC, since he founded the business in 1999. Since March 2003, he has been a director and shareholder of PacificNet Communications Limited - Macao Commercial Offshore, a joint venture between International Elite and PacificNet Management Limited, a wholly-owned subsidiary of PacificNet Inc., a public Nasdaq listed provider of information technology consulting, system integration and information technology solutions in Asia. From October 1997 to September 1999, Mr. Li was a member of the board of directors of UTStarcom, Inc., a public Nasdaq-listed company that designs, manufactures, and markets broadband, narrowband, wireless access technology, and was the chief executive officer of one of its subsidiraires, UTStarcom Hong Kong Limited. In January 1997, Mr. Li founded Directel Communications Limited, a GSM sales and service company and has acted as its chairman since that date. In 1994, he founded China-HongKong Telelink Company Limited, the first roaming paging service provider between Hong Kong and the PRC and acted as its chairman until he sold it to UTStarcom Inc. in 1997 Mr. Li founded his first call center in China in 1988 as the founder and general manager of the 81st Army Paging Company in Guangzhou, China.

     DR. YA-QIN ZHANG has been a member of our board of directors since September 2003. Dr. Zhang joined Microsoft Corporation in January 1999 as managing director and chief scientist of Microsoft Research Asia, Microsoft's basic research facility in the Asia-Pacific region, and has acted as its managing director since July 2000. Dr. Zhang has also served as a director of Sohu.com, Inc., a public Nasdaq-listed Chinese language portal, since September 2003. Prior to joining Microsoft, Dr. Zhang was director of Multimedia Technology Laboratory of Sarnoff Corporation from October 1994 to January 1999. From January 1990 to October 1994, Dr. Zhang was a senior scientist of GTE Laboratories Inc. in Waltham, MA. He has also been a fellow of the Institute of Electrical and Electronic Engineers, Inc., a non-profit, technical professional association of more than 380,000 individual members in 150 countries, since November 1997. Dr. Zhang is one of the leading scientists in the area of digital video, Internet, multimedia, wireless and satellite communications. He has authored and co-authored over 200-refereed papers in leading international conferences and journals. Dr. Zhang received his Ph.D in electrical engineering from George Washington University and his B.S. and M.S. in electrical engineering from the University of Science and Technology of China.

     DR. XIAOLIN ZHONG has been a member of our board of directors since September 2003. Since December 2001, Dr. Zhong has been a vice president of JAFCO Investment (Hong Kong), primarily responsible for venture investment in information technology and communication technology companies in the PRC. JAFCO is a public Tokyo Stock Exchange-listed international venture capital fund manager. From November 1999 to November 2001, Dr. Zhong was an investment manager of Transpac Capital Ltd. in Hong Kong. During his term with Transpac, Dr. Zhong was a member of the information technology, communication and Internet technologies investment group. He was also responsible for setting-up Transpac's operations in Beijing, China. From January 1996 to November 1999, Dr. Zhong acted in various executive capacities in corporate strategic investment and M&A for China Aerospace International Holdings Ltd., a public Hong Kong Stock Exchange-listed company, as well as its publicly listed telecom arm. Dr. Zhong received a Ph.D. in robotics and artificial intelligence from the Napier University in Edinburgh, UK, an M.B.A. from the Ivey School of Business, the University of Western Ontario, Canada, and a B.S. and M.S. in engineering from the Huazhong University of Science & Technology (HUST) in Wuhan, China.

     Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dr. Ya-qin Zhang, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. Xiaolin Zhong, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Kin Shing Li, will expire at the third annual meeting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because we did not consummate our initial public offering until after December 31, 2003, no reports were required to be filed during the year ended December 31, 2003.

CODE OF ETHICS

     We have not yet adopted a code of ethics. However, we intend to adopt, during fiscal 2004, a code of ethics that complies with the applicable guidelines issued by the SEC.

ITEM 10. EXECUTIVE COMPENSATION

     Commencing on March 17, 2004 and ending upon the acquisition of a target business, we incur a fee from Sherleigh Associates LLC of $500 per month for providing us with office space and certain office and secretarial services. Jack Silver, one of our founding stockholders, is the principal investor and manager of Sherleigh Associates. Other than this $500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

     Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of April 5, 2004 by:

     o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

     o    each of our officers and directors; and

     o    all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                             Amount and
                                                             Nature of
                                                             Beneficial        Percent of
Name and Address of Beneficial Owner(1)                      Ownership            Class
--------------------------------------                       ---------            -----
Kin Shing Li                                                  430,000              7.8%

Justin Tang(2)                                                430,000              7.8%

Jack Silver(3)                                                350,000(4)           6.3%

Dr. Xiaolin Zhong                                              50,000                *

Dr. Ya-qin Zhang                                               40,000                *

All directors and executive officers as a group               520,000              9.4%
(3 individuals)

-----------------------------------
* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the following is 660 Madison Avenue, 15th Floor, New York, New York 10021.
(2) Mr. Tang's business address is c/o eLong, Inc., Union Plaza, Suite 604, 20 Chaoyang Men Wai Ave., Beijing 100020, China.
(3) The business address of Mr. Silver is c/o Sherleigh Associates LLC (d/b/a Star Capital), 660 Madison Avenue, New York, New York 10021.
(4) Includes (i) 50,000 shares of common stock held by Sherleigh Associates Inc. Profit Sharing Plan, of which Mr. Silver is the trustee, and (ii) 250,000 shares of common stock held by Sherleigh Associates LLC, of which Mr. Silver is the principal investor and manager. Does not includes an aggregate of 600,000 shares of common stock issuable upon exercise of warrants held by Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on March 26, 2004.

         All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

     o    March 17, 2007;

     o    our liquidation; or

     o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

     During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

     Kin Shing Li and Justin Tang may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a complete discussion regarding certain relationships and related transactions, see the section entitled "Certain Transactions" contained in our prospectus dated March 17, 2004 incorporated by reference herein.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  The following Exhibits are filed as part of this report.

    Exhibit No.            Description
    -----------            -----------
         3.1               Certificate of Incorporation.(1)

         3.2               By-laws.(1)

         4.1               Specimen Unit Certificate.(1)

         4.2               Specimen Common Stock Certificate.(1)

         4.3               Specimen Warrant Certificate.(1)

         4.4 Form of Unit Purchase Option granted to Broadband Capital Management LLC(1)

         4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

         10.1 Letter Agreement among the Registrant, Broadband Capital Management LLC and Justin Tang.(1)

         10.2 Letter Agreement among the Registrant, Broadband Capital Management LLC and Kin Shing Li.(1)

         10.3 Form of Letter Agreement among the Registrant, Broadband Capital Management LLC and each of Dr. Ya-qin Zhang and Dr. Xialoin Zhong(1)

         10.4 Letter Agreement among the Registrant, Broadband Capital Management LLC and Jack Silver.(1)

         10.5 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

         10.6 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

         10.7 Form of Letter Agreement between Sherleigh Associates LLC and Registrant regarding administrative support.(1)

         10.8 Form of Promissory Note, dated as of October 6, 2003, in the principal amount of $17,500 issued to each of Kin Shing Li and Justin Tang.(1)

         10.9 Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

         10.10 Warrant Purchase Agreement among Kin Shing Li, Justin Tang and Broadband Capital Management LLC(1)

         31                Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         32                Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-110906)

     (b)  Reports on Form 8-K

          None during period ended December 31, 2003.

          Form 8-K filed on March 23, 2004, including Item 5 and Item 7 (Audited Financial Statements for the periods from August 20, 2003 (inception) to March 23, 2004, January 1, 2004 to March 23, 2004 and August 20, 2003 (inception) to December 31, 2003)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The firm of Goldstein Golub Kessler LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

     We did not pay any fees to our principal accountant during the fiscal year ended December 31, 2003. We have been billed $25,000 for the services our principal accountant performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2004.

AUDIT-RELATED FEES

     During 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

     During 2003, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     During 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

     We currently do not have an audit committee.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April, 2004.

                                  GREAT WALL ACQUISITION CORPORATION



                                  By: /s/ Kin Shing Li
                                      ----------------
                                      Kin Shing Li
                                      Chairman of the Board (Principal Executive
                                      Officer), Chief Executive Officer and
                                      Secretary

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                          Title                              Date
----                                          -----                              ----

/s/ Kin Shing Li                  Chairman of the Board (Principal            April 7, 2004
----------------                  Executive Officer and Principal
Kin Shing Li                      Financial and Accounting Officer)


/s/ Dr. Ya-qin Zhang              Director                                    April 7, 2004
--------------------
Dr. Ya-qin Zhang


/s/ Dr. Xiaolin Zhong             Director                                    April 7, 2004
---------------------
Dr. Xiaolin Zhong