Form 10QSB
period 2004-03-31
GREAT WALL ACQUISITION CORP
filed 2004-05-17
CIK 1261888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2004
                                        --------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-50550
                                               ---------

                       Great Wall Acquisition Corporation
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



                      Delaware                            20-0178991
                      --------                            ----------
          (State or other Jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)            Identification No.)



            660 Madison Avenue, 15th Floor, New York, New York 10021
            --------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (212) 753-0804
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

         As of May 14, 2004, 5,515,975 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


                                                                                                             Page
                                                                                                             ----
Part I:  Financial Information:
       Item 1 - Financial Statements (Unaudited):

         Balance Sheets                                                                                        3

         Statements of Operations                                                                              4

         Statements of Stockholders' Equity                                                                    5

         Statements of Cash Flows                                                                              6

         Notes to Financial Statements                                                                         7

       Item 2 - Management's Discussion and Analysis or Plan of Operation                                     10

       Item 3 - Controls and Procedures                                                                       11

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                                               12

       Item 6 - Exhibits and Reports on Form 8-K                                                              12

Signatures and Certifications                                                                                 13


                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                      BALANCE SHEETS (UNAUDITED)
================================================================================


                                                                 March 31,           December 31,
                                                                    2004                 2003
                                                                (Unaudited)
--------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                                     $    969,440            $       18,340
     Cash held in Trust Fund (Note 1)                           23,161,265                         -
     Prepaid expenses                                               11,229                         -
                                                              ------------            --------------
          Total current assets                                  24,141,934                    18,340
Deferred registration costs                                              -                    51,362
                                                              ------------            --------------
Total assets                                                   $24,141,934            $       69,702
                                                              ============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                         $     26,376            $       10,915
     Notes payable, stockholders (Note 3)                           35,000                    35,000
                                                              ------------            --------------
          Total current liabilities                                 61,376                    45,915
                                                              ------------            --------------

Common stock, subject to possible redemption,
     902,744 shares at redemption value (Note 1)                 4,603,994                         -
                                                              ------------            --------------

Commitment (Note 4)

Stockholders' equity (Notes 1, 2, 5 and 6)
     Preferred stock, $.0001 par value, authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 5,515,975 shares
               (which includes 902,744 subject to
               possible redemption) and
               1,000,000, respectively                                 552                       100
     Additional paid-in capital                                 19,478,997                    24,900
     Deficit accumulated during development stage                   (2,985)                   (1,213)
                                                              ------------            --------------
          Total stockholders' equity                            19,476,564                    23,787
                                                              ------------            --------------
Total liabilities and stockholders' equity                    $ 24,141,934            $       69,702
                                                              ============            ==============

                See accompanying notes to financial statements.

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================



                                                                Three months             Period from
                                                                   ended              August 20, 2003
                                                              March 31, 2004          (inception) to
                                                                                       March 31, 2004
------------------------------------------------------------------------------------------------------------


Expenses:

     Formation and operating costs                        $              1,423    $                2,306
     Interest expense                                                      349                       679
                                                          --------------------    ----------------------
Net loss for the period                                   $             (1,772)   $               (2,985)
                                                          --------------------    ----------------------

Net loss per share                                        $               (.00)
                                                          --------------------
Weighted average shares outstanding                                  1,406,994
                                                          --------------------

            See accompanying notes to unaudited financial statements.

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
================================================================================



                                                    Common Stock       Additional    Deficit accumulated
                                                    ------------        Paid-in        during the
                                                  Shares    Amount      Capital       development stage    Total
----------------------------------------------------------------------------------------------------------------------
Balance, August 20, 2003 (inception)               ---        $ ---        $  ---       $    ---           $   ---

Sale of 1,000,000 shares of common stock to
     initial stockholders                         1,000,000     100        24,900            ---               25,000

Net loss for the period                           ----          ---          ----            (1,213)           (1,213)

----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                        1,000,000   $ 100      $ 24,900       $    (1,213)       $   23,787

Sale of 4,515,975 units, net of underwriters'
   discount and offering expenses
   (includes 902,744 shares subject to possible
   redemption)                                    4,515,975     452    24,057,991            ---           24,058,443

Proceeds subject to possible redemption of
   902,744 shares                                  ---          ---    (4,603,994)           ---           (4,603,994)

Proceeds from issuance of option                                              100                                 100

Net loss for the period (unaudited)               ----          ---          ----            (1,772)           (1,772)

----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004 (unaudited)               5,515,975   $ 552   $19,478,997       $    (2,985)      $19,476,564
                                                  =========   =====   ===========       ===========       ===========
----------------------------------------------------------------------------------------------------------------------


           See accompanying notes to unaudited financial statements.

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================


                                                                           Three months                August 20, 2003
                                                                                ended                   (inception) to
                                                                           March 31, 2004              March 31, 2004
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                             $     (1,772)              $      (2,985)
       Increase in prepaid expenses                                              (11,229)                    (11,229)
       Increase in accrued expenses                                                  163                       1,376
                                                                             -----------                 -----------
               Net cash used in operating activities                             (12,838)                    (12,838)
                                                                             -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash held in Trust Fund                                                 (23,161,265)                (23,161,265)
                                                                             -----------                 -----------
           Net cash used in investing activities                             (23,161,265)                (23,161,265)
                                                                             -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from public offering                                      27,095,850                  27,095,850
     Proceeds from issuance of option                                                100                         100
     Payment of costs of public offering                                      (2,970,747)                 (3,012,407)
     Proceeds from sale of shares of common
          stock                                                                      --                       25,000
     Proceeds from notes payable, stockholders                                       --                       35,000
                                                                             -----------                 -----------
           Net cash provided by financing activities                          24,125,203                  24,143,543
                                                                             -----------                 -----------

Net increase in cash                                                             951,100                     969,440
Cash at beginning of the period                                                   18,340                          --
                                                                             -----------                 -----------
Cash at end of the period                                                   $    969,440               $     969,440
                                                                             -----------                 -----------

Supplemental schedule of non-cash financing activity:

       Accrual of offering costs                                            $     15,298               $      25,000
                                                                             ===========                 ===========

            See accompanying notes to unaudited financial statements.

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================





1.  BASIS OF PRESENTATION          The  financial  statements at March 31, 2004
                                   and for the periods ended March 31, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Great Wall
                                   Acquisition Corporation (the "Company") as of
                                   March 31, 2004 and the results of its
                                   operations and its cash flow for the period from January 1, 2004 through March 31, 2004 and from August 20, 2003 (inception) to
                                   March 31, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                                   The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003.

2.  ORGANIZATION AND BUSINESS      The Company was incorporated in August 20,
    OPERATIONS                     2003 as a blank check company whose
                                   objective is to acquire an operating
                                   business having its primary operations in the People's Republic of China.

                                   All activity from August 20, 2003 (inception) through March 31, 2004 relates to the Company's formation and initial public offering described below.

                                   The registration statement for the Company's initial public offering ("Offering") was declared effective March 17, 2004. The Company consummated the offering on March 23, 2004 and received net proceeds of approximately $21,297,000 (Note 3). On March 30, 2003, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $2,761,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry ("Business Combination"). An amount of approximately $23,161,000 of the net proceeds is being held in an interest-bearing trust account ("Trust Fund")

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

                                   until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                   The Company, after signing a definitive
                                   agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

                                   With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheet.

                                   The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

                                   initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

3.  INITIAL PUBLIC OFFERING        On March 23, 2004, the Company sold 4,000,000
                                   units ("Units") in the Offering. On March 30,
                                   2004, the Company sold an additional 515,975
                                   Units pursuant to the underwriters'
                                   over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common
                                   Stock Purchase Warrants ("Warrants"). Each
                                   Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business
                                   Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 400,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.95 per share.

4.  COMMON STOCK                   On January 7, 2004, the Company's Board of
                                   Directors authorized a two for one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

                                   As of March 31, 2004, 10,231,950 shares of
                                   common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

         We were formed on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the entertainment, media and communications industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         We consummated our initial public offering on March 23, 2004. Net loss of $1,772 for the period ended March 31, 2004 consisted of formation and operating costs of $1,423 and interest expense of $349.

         We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,023,000 was paid for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,060,000, of which approximately $23,160,000 was deposited into the trust fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that, upon consummation of this offering, we will have sufficient available funds outside of the trust fund to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $175,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Sherleigh Associates LLC ($500 per month for two years) and $653,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

         Commencing on March 17, 2004 and ending upon the acquisition of a target business, we incur a fee from Sherleigh Associates LLC of $500 per month for providing us with office space and certain office and secretarial services. Jack Silver, one of our founding stockholders, is the principal investor and manager of Sherleigh Associates. In addition, in October 2003, Kin Shing Li, our chairman of the board and chief executive officer, and Justin Tang, one of our principal stockholders, advanced an aggregate of $35,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On March 23, 2004, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was Broadband Capital Management LLC. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-110906). The Securities and Exchange Commission declared the registration statement effective on March 17, 2004.

         We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,023,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

         On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately $216,000 in underwriting discounts and commissions, and approximately $118,000 has been or will be paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,060,000, of which approximately $23,160,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2004, we had not used any of the net proceeds available to us.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits:


             31.1 - Section 302 Certification by CEO

             32.1 - Section 906 Certification by CEO



         (b) Reports on Form 8-K:

             Date               Items        Financial Statements
             ----               -----        --------------------

             March 23, 2004      5, 7         Audited Financial Statements for
                                              the periods from August 20, 2003
                                              (inception) to March 23, 2004,
                                              January 1, 2004 to March 23, 2004
                                              and August 20, 2003 (inception) to
                                              December 31, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREAT WALL ACQUISITION CORPORATION

Dated:  May 14, 2004
                               /s/ Kin Shing Li
                               -------------------------------------------------
                               Kin Shing Li
                               Chairman of the Board and Chief Executive Officer