Form 10QSB
period 2004-06-30
GREAT WALL ACQUISITION CORP
filed 2004-08-16
CIK 1261888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended June 30, 2004
                                        -------------

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
Yes [X] No [ ]

         As of August 11, 2004, 5,515,975 shares of common stock, par value
$.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                                                                 Page
                                                                                 ----

Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheets                                                            3

         Statements of Operations                                                  4

         Statements of Stockholders' Equity                                        5

         Statements of Cash Flows                                                  6

         Notes to Financial Statements                                             7

       Item 2 - Management's Discussion and Analysis or Plan of Operation         10

       Item 3 - Controls and Procedures                                           11

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                   12

       Item 6 - Exhibits and Reports on Form 8-K                                  12

Signatures                                                                        13

                                                       GREAT WALL ACQUISITION CORPORATION
                                                 (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                           BALANCE SHEETS

=========================================================================================

                                                               June 30,     December 31,
                                                                 2004           2003
                                                             (Unaudited)

-----------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                                   $    897,458    $     18,340
     Investment in treasury bill - held in trust (Note 1)     23,183,543              --
     Prepaid expenses                                              8,487              --
                                                            ------------    ------------
          Total current assets                                24,089,488          18,340
Deferred registration costs                                           --          51,362
Deferred potential acquisition costs                              21,000              --
                                                            ------------    ------------
Total assets                                                $ 24,110,488    $     69,702
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                       $     82,639    $     10,915
     Deferred interest                                             4,503              --
     Notes payable, stockholders (Note 3)                         17,500          35,000
                                                            ------------    ------------
          Total current liabilities                              104,642          45,915
                                                            ------------    ------------

Common stock, subject to possible redemption,
     902,744 shares at redemption value (Note 1)               4,629,887              --
                                                            ------------    ------------

Commitment (Note 4)

Stockholders' equity (Notes 1, 2, 5 and 6)
     Preferred stock, $.0001 par value,
          authorized 1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 5,515,975 shares
               (which includes 902,744 subject to
               possible redemption) and
               1,000,000, respectively                               552             100
     Additional paid-in capital                               19,380,508          24,900
     Deficit accumulated during development stage                 (5,101)         (1,213)
                                                            ------------    ------------

          Total stockholders' equity                          19,375,959          23,787
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 24,110,488    $     69,702
                                                            ============    ============

                 See accompanying notes to financial statements.

                                                          GREAT WALL ACQUISITION CORPORATION
                                                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF OPERATIONS (UNAUDITED)

============================================================================================

                                        Three months        Six months          Period from
                                            ended             ended           August 20, 2003
                                        June 30, 2004     June 30, 2004       (inception) to
                                                                               June 30, 2004

--------------------------------------------------------------------------------------------

Operating Expenses:

     Travel                              $     6,059       $     6,059           $     6,059
     Professional fees                         9,286             9,286                 9,286
     Rent                                      1,500             1,742                 1,742
     Transfer agent fees                       2,742             2,983                 2,983
     Other operating costs                       370             1,310                 2,193
                                         -----------       -----------           -----------

     Total operating loss                $   (19,957)      $   (21,380)          $   (22,263)

Interest income                               18,025            18,025                18,025
Interest expense                                (184)             (533)                 (863)
                                         -----------       -----------           -----------

Net loss for the period                  $    (2,116)      $    (3,888)          $    (5,101)
                                         -----------       -----------           -----------

Net loss per share                       $      (.00)      $      (.00)
                                         ===========       ===========

Weighted average shares outstanding        5,515,975         3,591,127
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

                                                                                                 GREAT WALL ACQUISITION CORPORATION
                                                                                           (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

===================================================================================================================================

                                                        Common Stock              Additional       Deficit accumulated
                                                        ------------               Paid-In             during the
                                                     Shares        Amount          Capital          development stage      Total

-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 20, 2003 (inception)                       --    $      --     $         --        $         --        $         --

Sale of 1,000,000 shares of common stock to
   initial stockholders                             1,000,000          100           24,900                  --              25,000

Net loss for the period                                    --           --               --              (1,213)             (1,213)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                          1,000,000    $     100     $     24,900        $     (1,213)       $     23,787

(Unaudited)
Sale of 4,515,975 units, net of underwriters'
   discount and offering expenses (includes
   902,744 shares subject to possible               4,515,975          452       23,985,395                  --          23,985,847
   redemption)

Proceeds subject to possible redemption of                 --           --       (4,629,887)                 --          (4,629,887)
   902,744 shares

Proceeds from issuance of option                           --           --              100                  --                 100

Net loss for the period (unaudited)                        --           --               --              (3,888)             (3,888)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004 (unaudited)                  5,515,975    $     552     $ 19,380,508        $     (5,101)       $ 19,375,959
                                                    =========    =========     ============        ============        ============
-----------------------------------------------------------------------------------------------------------------------------------

                                     See accompanying notes to unaudited financial statements.

                                                                 GREAT WALL ACQUISITION CORPORATION
                                                           (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                               STATEMENTS OF CASH FLOWS (UNAUDITED)

===================================================================================================

                                                                  Six months        August 20, 2003
                                                                     ended           (inception) to
                                                                 June 30, 2004       June 30, 2004

---------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                 $     (3,888)        $     (5,101)
       Increase in prepaid expenses                                   (8,487)              (8,487)
       Increase decrease in accrued expenses                          13,030               14,243
       Increase in deferred interest                                   4,503                4,503
       Accrued interest on Treasury Bill                             (22,528)             (22,528)
                                                                ------------         ------------
                    Net cash used in operating activities            (17,370)             (17,370)
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Treasury Bill                                   (23,161,015)         (23,161,015)
                                                                ------------         ------------
           Net cash used in investing activities                 (23,161,015)         (23,161,015)
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from public offering                          27,095,850           27,095,850
     Proceeds from issuance of option                                    100                  100
     Payment of costs of public offering                          (3,020,947)          (3,062,607)
     Proceeds from sale of shares of common
          stock                                                           --               25,000
     Proceeds from notes payable, stockholders                            --               35,000
     Repayment of note payable to stockholder                        (17,500)             (17,500)
                                                                ------------         ------------
           Net cash provided by financing activities              24,057,503           24,075,843
                                                                ------------         ------------

Net increase in cash                                                 879,118              897,458
Cash at beginning of the period                                       18,340                   --
                                                                ------------         ------------
Cash at end of the period                                       $    897,458         $    897,458
                                                                ------------         ------------

Supplemental schedule of non-cash financing activity:

       Accrual of offering costs                                $     47,396         $     47,396
                                                                ============         ============
       Accrual of deferred proposed acquisition costs           $     21,000         $     21,000
                                                                ============         ============

                      See accompanying notes to unaudited financial statements

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

================================================================================

1.   BASIS OF PRESENTATION    The financial statements at June 30, 2004 and for
                              the periods ended June 30, 2004 are unaudited. In
                              the opinion of management, all adjustments
                              (consisting of normal accruals) have been made
                              that are necessary to present fairly the financial
                              position of Great Wall Acquisition Corporation
                              (the "Company") as of June 30, 2004 and the
                              results of its operations and its cash flows for
                              the period from January 1, 2004 through June 30,
                              2004 and from August 20, 2003 (inception) to June
                              30, 2004. Operating results for the interim period
                              presented are not necessarily indicative of the
                              results to be expected for a full year.

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

2.   ORGANIZATION             The Company was incorporated in August 20, 2003 as
     AND                      a blank check company whose objective is to
     BUSINESS                 acquire an operating business having its primary
     OPERATIONS               operations in the People's Republic of China.

                              The registration statement for the Company's
                              initial public offering ("Offering") was declared
                              effective March 17, 2004. The Company consummated
                              the offering on March 23, 2004 and received net
                              proceeds of approximately $21,225,000 (Note 3). On
                              March 30, 2004, the underwriters exercised their
                              over-allotment option and the Company received net
                              proceeds of approximately $2,761,000 (Note 3). The
                              Company's management has broad discretion with
                              respect to the specific application of the net
                              proceeds of this Offering, although substantially
                              all of the net proceeds of this Offering are
                              intended to be generally applied toward
                              consummating a business combination with a
                              operating business in the entertainment, media and
                              communications industry ("Business Combination").
                              An amount of approximately $23,161,000 of the net
                              proceeds is being held in an interest-bearing
                              trust account ("Trust Fund") until the earlier of
                              (i) the consummation of its first Business
                              Combination or (ii) liquidation of the Company.
                              Under the agreement governing the Trust Fund,
                              funds will only be invested in United States
                              government securities (Treasury Bills) with a
                              maturity of 180 days or less. This amount has been
                              invested in a Treasury Bill. The Treasury Bill has
                              been accounted for as a trading security, which is
                              recorded as its market value of approximately
                              $23,184,000 at June 30, 2004. The excess of market
                              value over cost, exclusive of the

                                              GREAT WALL ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

================================================================================

                              deferred interest described in Note 3, is included
                              in interest income in the accompanying Statement
                              of Operations. The remaining net proceeds may be
                              used to pay for business, legal and accounting due
                              diligence on prospective acquisitions and
                              continuing general and administrative expenses.

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

                              With respect to a Business Combination which is
                              approved and consummated, any Public Stockholder
                              who voted against the Business Combination may
                              demand that the Company redeem his shares. The per
                              share redemption price will equal the amount in
                              the Trust Fund as of the record date for
                              determination of stockholders entitled to vote on
                              the Business Combination divided by the number of
                              shares of common stock held by Public Stockholders
                              at the consummation of the Offering. Accordingly,
                              Public Stockholders holding 19.99% of the
                              aggregate number of shares owned by all Public
                              Stockholders may seek redemption of their shares
                              in the event of a Business Combination. Such
                              Public Stockholders are entitled to receive their
                              per share interest in the Trust Fund computed
                              without regard to the shares held by Initial
                              Stockholders. Accordingly, a portion of the net
                              proceeds from the offering (19.99% of the amount
                              originally held in the Trust Fund) has been
                              classified as common stock subject to possible
                              redemption in the accompanying balance sheet and
                              19.99% of the related interest earned on the
                              Treasury Bill has been recorded as deferred
                              interest.

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

3.   INITIAL PUBLIC           On March 23, 2004, the Company sold 4,000,000
     OFFERING                 units ("Units") in the Offering. On March 30,
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

                              As of June 30, 2004, 10,231,950 shares of common
                              stock were reserved for issuance upon exercise of
                              redeemable warrants and underwriters' unit
                              purchase option.

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

         Net loss of $2,116 for the three month period ended June 30, 2004 consisted of $6,059 of travel expenses, $9,286 for professional fees, $1,500 expense for a monthly administrative services agreement, transfer agent fees of
$2,742, other operating costs of $370 and interest expense of $184, offset by interest income on the Trust Fund investment, exclusive of $4,503 of deferred interest, of $18,025. We have deferred $21,000 of consulting fees related to an agreement we entered into in June 2004 with a consulting firm to provide us with due diligence research on a prospective target business for our business combination. Upon completion of the research, we are obligated to pay the consulting firm an additional $49,000.

         We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of
$1,680,000 in underwriting discounts and commissions, and approximately
$1,095,000 was or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 3%
of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately
$23,160,000 was deposited into the trust fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 17, 2006, assuming that a business combination is not consummated during that time. From March 17, 2004 through
March 17, 2006, we anticipate approximately $175,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Sherleigh Associates LLC ($500 per month for two years) and $653,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer

liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

         Commencing on March 17, 2004 and ending upon the acquisition of a target business, we incur a fee from Sherleigh Associates LLC of $500 per month for providing us with office space and certain office and secretarial services.
Jack Silver, one of our founding stockholders, is the principal investor and manager of Sherleigh Associates. In addition, in October 2003, Kin Shing Li, our chairman of the board and chief executive officer, and Justin Tang, one of our principal stockholders, advanced an aggregate of $35,000 to us for payment on our behalf of offering expenses. The loan to Justin Tang was repaid following our initial public offering from the proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,106,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters'
non-accountable expense allowance of 3% of the gross proceeds.

         On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately
$216,000 in underwriting discounts and commissions, and approximately $118,000 has been paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters' non-accountable expense allowance of
3% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,975,000, of which approximately $23,160,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 - Section 302 Certification by CEO

                  32.1 - Section 906 Certification by CEO

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GREAT WALL ACQUISITION CORPORATION

Dated:  August 11, 2004
                               /s/ Kin Shing Li
                               -------------------------------------------------
                               Kin Shing Li
                               Chairman of the Board and Chief Executive Officer