Form 10QSB
period 2004-09-30
GREAT WALL ACQUISITION CORP
filed 2004-11-15
CIK 1261888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-50550

                       Great Wall Acquisition Corporation
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         As of November 15, 2004, 5,515,975 shares of common stock, par value
$.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

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

Signatures

                                            GREAT WALL ACQUISITION CORPORATION
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              September 30,           December 31,
                                                                    2004                   2003
                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                                      $   730,969             $      18,340
     Investment in treasury bill - held in trust                23,265,714                         -
     Prepaid expenses                                                5,745                         -
                                                               ------------            --------------
          Total current assets                                  24,002,428                    18,340
Deferred registration costs                                             --                    51,362
Deferred potential acquisition costs                                77,380                        --
                                                               -----------             -------------
Total assets                                                   $24,079,808             $      69,702
                                                               ===========             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                          $    16,391             $      10,915
     Income taxes payable                                            9,100                        --
     Deferred interest                                              20,929                        --
     Notes payable, stockholders                                        --                    35,000
                                                               -----------             -------------
          Total current liabilities                                 46,420                    45,915
                                                               -----------             -------------

Common stock, subject to possible redemption,
     902,744 shares at redemption value                          4,629,887                         -
                                                               -----------             -------------

Commitment

Stockholders' equity
     Preferred stock, $.0001 par value,
          authorized 1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 5,515,975 shares
               (which includes 902,744 subject to
               possible redemption) and
               1,000,000, respectively                                 552                       100
     Additional paid-in capital                                 19,380,508                    24,900
     Retained earnings (deficit)
             accumulated during development stage                   22,441                    (1,213)
                                                               -----------              ------------
          Total stockholders' equity                            19,403,501                    23,787
                                                               -----------              ------------
Total liabilities and stockholders' equity                     $24,079,808              $     69,702
                                                               ===========              ============

            See accompanying notes to unaudited financial statements.

                                            GREAT WALL ACQUISITION CORPORATION
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                      STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                           Period from
                                         August 20, 2003          Three months             Nine months               Period from
                                         (inception) to               ended                   ended               August 20, 2003
                                        September 30, 2003     September 30, 2004      September 30, 2004          (inception) to
                                                                                                                September 30, 2004

-----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:

     Travel                                                      $      14,173            $   20,232              $      20,232
     Professional fees                                                   9,870                19,156                     19,156
     Rent                                                                1,500                 3,242                      3,242
     Transfer agent fees                                                 2,742                 5,725                      5,725
     Other operating costs                  $     883                      571                 1,881                      2,764
                                           -------------         -------------            -----------              -------------

     Total operating loss                        (883)                 (28,856)              (50,236)                   (51,119)
                                           -------------         -------------            -----------              -------------
Interest income                                    --                   65,745                83,770                     83,770
Interest expense                                   --                     (247)                 (780)                    (1,110)
                                           -------------         -------------            -----------              -------------

Income (loss) before provision
    for income taxes                             (883)                  36,642                32,754                     31,541
Provision for income taxes                         --                    9,100                 9,100                      9,100
                                           -------------         -------------            -----------              -------------

Net income (loss)                           $    (883)           $      27,542            $   23,654               $     22,441
                                           =============         =============            ==========               ==============

Net income per share:

Basic and diluted                           $    (.00)           $         .00            $      .01
                                           =============         =============            ==========

Weighted average shares outstanding:

Basic and diluted                           1,000,000                5,515,975             4,248,973
                                           =============         =============            ==========

            See accompanying notes to unaudited financial statements.

                                            GREAT WALL ACQUISITION CORPORATION
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                                      Retained earnings
                                                                Common Stock            Additional  (Deficit) accumulated
                                                                ------------              Paid-In        during the
                                                            Shares          Amount        Capital    development stage      Total
----------------------------------------------------------------------------------------------------------------------------------

Balance, August 20, 2003 (inception)                           ---         $  ---          $   ---        $     ---      $    ---

Sale of 1,000,000 shares of common stock to
     initial stockholders                                  1,000,000          100            24,900             ---         25,000

Net loss for the period                                        ---            ---              ---            (1,213)       (1,213)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                 1,000,000       $  100          $ 24,900       $   (1,213)    $  23,787
(Unaudited)
Sale of 4,515,975 units, net of underwriters'
   discount and offering expenses (includes
   902,744 shares subject to possible                      4,515,975          452         23,985,395             ---    23,985,847
   redemption)

Proceeds subject to possible redemption of                       ---          ---         (4,629,887)            ---    (4,629,887)
   902,744 shares

Proceeds from issuance of option                                                                 100                           100

Net income for the period (unaudited)                            ---          ---                ---          23,654        23,654

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004 (unaudited)                    5,515,975      $   552        $19,380,508      $   22,441   $19,403,501
                                                           =========      =======        ===========      ==========   ===========
-----------------------------------------------------------------------------------------------------------------------------------

            See accompanying notes to unaudited financial statements.

                                            GREAT WALL ACQUISITION CORPORATION
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                          STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                            Period from
                                                          August 20, 2003        Nine months             August 20, 2003
                                                          (inception) to            ended               (inception) to
                                                         September 30, 2003   September 30, 2004        September 30, 2004
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                     $  (883)           $      23,654               $     22,441
       Increase in prepaid expenses                               --                   (5,745)                    (5,745)
       Increase in accrued expenses                              883                   15,178                     16,391
         Increase in income taxes payable                         --                    9,100                      9,100
       Increase in deferred interest                              --                   20,929                     20,929
       Accrued interest on Treasury Bill                          --                 (104,699)                  (104,699)
                                                          ---------------       --------------              -------------
               Net cash used in operating activities              --                  (41,583)                   (41,583)
                                                          ---------------       --------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Treasury Bill                                    --              (23,161,015)               (23,161,015)
     Payment of deferred acquisition costs                        --                  (77,380)                   (77,380)
                                                          ---------------       --------------              -------------
           Net cash used in investing activities                  --              (23,238,395)               (23,238,395)
                                                          ---------------       --------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from public offering                          --                27,095,850                 27,095,850
     Proceeds from issuance of option                             --                      100                        100
     Payment of costs of public offering                          --               (3,068,343)                (3,110,003)
     Proceeds from sale of shares of common
          stock                                                   --                       --                    25,000
     Proceeds from notes payable, stockholders                    --                       --                    35,000
     Repayment of note payable to stockholder                     --                  (35,000)                  (35,000)
                                                          ---------------       -------------               -----------
           Net cash provided by financing activities              --               23,992,607                24,010,947
                                                          ---------------       -------------               -----------

Net increase in cash                                              --                  712,629                   730,969
Cash at beginning of the period                                   --                   18,340                        --
                                                          ---------------       -------------               -----------
Cash at end of the period                                    $    --            $     730,969               $   730,969
                                                          ===============       =============               ===========
Supplemental schedule of non-cash financing activity:

Amounts due on stock subscription                            $25,000                       --                        --
                                                          ===============

            See accompanying notes to unaudited financial statements

                                             GREAT WALL ACQUISITION CORPORATION
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION      The financial statements at September 30,
                                   2004 and for the periods ended September 30,
                                   2004 and September 30, 2003 are unaudited. In
                                   the opinion of management, all adjustments
                                   (consisting of normal accruals) have been
                                   made that are necessary to present fairly the
                                   financial position of Great Wall Acquisition
                                   Corporation (the "Company") as of September
                                   30, 2004 and the results of its operations
                                   for the periods from August 20, 2003
                                   (inception) to September 30, 2003, July 1,
                                   2004 to September 30, 2004, January 1, 2004
                                   through September 30, 2004 and from August
                                   20, 2003 (inception) to September 30, 2004
                                   and its cash flows for the periods from
                                   August 20, 2003 (inception) to September 30,
                                   2003, January 1, 2004 to September 30, 2004
                                   and from August 20, 2003 (inception) to
                                   September 30, 2004. Operating results for
                                   the interim period presented are not
                                   necessarily indicative of the results to be
                                   expected for a full year.

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

2.      ORGANIZATION               The Company was incorporated in August 20,
        AND                        2003 as a blank check company whose objective
        BUSINESS                   is to acquire an operating business having
        OPERATIONS                 its primary operations in the People's
                                   Republic of China.

                                   The registration statement for the Company's
                                   initial public offering ("Offering") was
                                   declared effective March 17, 2004. The
                                   Company consummated the offering on March 23,
                                   2004 and received net proceeds of
                                   approximately $21,225,000 (Note 4). On March
                                   30, 2004, the underwriters exercised their
                                   over-allotment option and the Company
                                   received additional net proceeds of
                                   approximately $2,761,000 (Note 4). The
                                   Company's management has broad discretion
                                   with respect to the specific application of
                                   the net proceeds of this Offering, although
                                   substantially all of the net proceeds of this
                                   Offering are intended to be generally applied
                                   toward consummating a business combination
                                   with a operating business in the
                                   entertainment, media and communications
                                   industry ("Business Combination"). An amount
                                   of approximately $23,161,000 of the net
                                   proceeds was placed in an interest-bearing
                                   trust account ("Trust Fund") until the
                                   earlier of (i) the consummation of its first
                                   Business Combination or (ii) liquidation of
                                   the Company. Under the agreement governing
                                   the Trust Fund, funds will only be invested
                                   in United States government securities
                                   (Treasury Bills) with a maturity of 180 days
                                   or less. This amount has been invested in a
                                   Treasury Bill. The Treasury Bill has been
                                   accounted for as a trading security, which is
                                   recorded as its

                                             GREAT WALL ACQUISITION CORPORATION
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   market value of approximately $23,266,000
                                   at September 30, 2004. The excess of market
                                   value over cost, exclusive of the deferred
                                   interest described in Note 4, is included in
                                   interest income in the accompanying Statement
                                   of Operations. The remaining net proceeds may
                                   be used to pay for business, legal and
                                   accounting due diligence on prospective
                                   acquisitions and continuing general and
                                   administrative expenses.

                                   The Company, after signing a definitive
                                   agreement for the acquisition of a target
                                   business, will submit such transaction for
                                   stockholder approval. In the event that
                                   stockholders owning 20% or more of the
                                   outstanding stock excluding, for this
                                   purpose, those persons who were stockholders
                                   prior to the Offering, vote against the
                                   Business Combination and exercise their
                                   conversion rights described below, the
                                   Business Combination will not be consummated.
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

                                   With respect to a Business Combination which
                                   is approved and consummated, any Public
                                   Stockholder who voted against the Business
                                   Combination may demand that the Company
                                   convert his shares. The per share conversion
                                   price will equal the amount in the Trust Fund
                                   as of the record date for determination of
                                   stockholders entitled to vote on the Business
                                   Combination divided by the number of shares
                                   of common stock held by Public Stockholders
                                   at the consummation of the Offering.
                                   Accordingly, Public Stockholders holding
                                   19.99% of the aggregate number of shares
                                   owned by all Public Stockholders may seek
                                   conversion of their shares in the event of a
                                   Business Combination. Such Public
                                   Stockholders are entitled to receive their
                                   per share interest in the Trust Fund computed
                                   without regard to the shares held by Initial
                                   Stockholders. Accordingly, a portion of the
                                   net proceeds from the offering (19.99% of the
                                   amount originally held in the Trust Fund) has
                                   been classified as common stock subject to
                                   possible conversion in the accompanying
                                   balance sheet and 19.99% of the related
                                   interest earned on the Treasury Bill has been
                                   recorded as deferred interest.

                                   The Company's Certificate of Incorporation
                                   provides for mandatory liquidation of the
                                   Company, without stockholder approval, in the
                                   event that the Company does not consummate a
                                   Business Combination within 18 months from
                                   the date of the consummation of the Offering,
                                   or 24 months from the consummation of the
                                   Offering if certain extension criteria have
                                   been satisfied. In the event of

                                             GREAT WALL ACQUISITION CORPORATION
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   liquidation, it is likely that the per share
                                   value of the residual assets remaining
                                   available for distribution (including Trust
                                   Fund assets) will be less than the initial
                                   public offering price per share in the
                                   Offering due to costs related to the Offering
                                   and since no value would be attributed to the
                                   Warrants contained in the Units sold (Note
                                   4).

3.      DEFERRED                   In connection with a proposed acquisition,
        ACQUISITION COSTS          the Company has deferred $77,380 of related
                                   costs, of which $70,000 relates to consulting
                                   fees pursuant to an agreement it entered into
                                   in June 2004 with a consulting firm to
                                   provide it with due diligence research on a
                                   prospective target business for its Business
                                   Combination.

4.      INITIAL PUBLIC             On March 23, 2004, the Company sold 4,000,000
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

5.       COMMON STOCK              On January 7, 2004, the Company's Board of
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

                                   As of September 30, 2004, 10,231,950 shares
                                   of common stock were reserved for issuance
                                   upon exercise of redeemable warrants and
                                   underwriters' unit purchase option.

                                   Since the related average market price of
                                   the common stock is less than the exercise
                                   price of the option and warrants, the
                                   underlying shares are not included in
                                   diluted weighted average shares outstanding.

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

         Net income of $27,542 for the three month period ended September 30,
2004 consisted of $14,173 of travel expenses, $9,870 for professional fees,
$1,500 expense for a monthly administrative services agreement, transfer agent fees of $2,742, other operating costs of $571, interest expense of $247 and a provision for income taxes of $9,100, offset by interest income on the Trust
Fund investment of $65,745.

         Net income of $22,441 for the period from August 20, 2003 (inception)
to September 30, 2004 consisted of $20,232 of travel expenses, $19,156 for professional fees, $3,242 expense for a monthly administrative services agreement, transfer agent fees of $5,725, other operating costs of $2,764, interest expense of $1,110 and a provision for income taxes of $9,100, offset by interest income on the Trust Fund investment of $83,770. In connection with a proposed acquisition, we have deferred $77,380, of which $70,000 relates to consulting fees pursuant to an agreement we entered into in June 2004 with a consulting firm to provide us with due diligence research on a prospective target business for our business combination. Subsequent to September 30, 2004, we entered into a consulting agreement, terminable by us upon 20 days prior written notice, pursuant to which we are obligated to pay the consultant $15,000 per month and may be required to pay him a cash fee of $100,000 if he is still employed by us upon our consummation of a business combination.

         The net loss of $883 for the period from August 20, 2003 (inception) to
September 30, 2003 relate to expenses incurred in the formation of the Company.

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

                                       10

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

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                       11

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

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through
September 30, 2004, we have used approximately $42,000 of cash for operating activities, approximately $77,000 of costs in connection with a proposed acquisition and $35,000 to repay advances made to us by our initial stockholders.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             31.1 - Section 302 Certification by CEO

             32.1 - Section 906 Certification by CEO

         (b) Reports on Form 8-K:

             None

                                       12

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GREAT WALL ACQUISITION CORPORATION

Dated:  November 15, 2004
                                                     /s/ Kin Shing Li
                                                     ------------------------------------------------
                                                     Kin Shing Li
                                                     Chairman of the Board and Chief Executive Officer