Form 10KSB
period 2004-12-31
GREAT WALL ACQUISITION CORP
filed 2005-04-15
CIK 1261888

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
  ____________
FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period From __ to __

Commission File No. 000-50550

  GREAT WALL ACQUISITION CORPORATION
  (Name of Small Business Issuer in its Charter)

Delaware	20-0178991
(State of Incorporation) (Small Business Issuer)	(I.R.S. Employer Identification No.)

660 Madison Avenue, 15th Floor New York, NY (Address of principal executive offices	10021 (Zip Code)

Issuer's telephone number, including Area Code:   (212) 753-0804

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants to purchase shares of Common Stock, par value $.0001 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for the fiscal year ended December 31, 2004 were $0.

As of March 15, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $22,567,008.

As of March 15, 2005, there were 5,515,975 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference: None.

i

PART I.

Item 1.	Description of Business

Great Wall Acquisition Corporation is a blank check company organized on August 20, 2003 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People’s Republic of China (“PRC”). On March 23, 2004, we consummated our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants. Each warrant will entitle the holder to purchase from us one share of our common stock at an exercise price of $5.00 per share. On March 30, 2004, we sold an additional 515,975 units which were subject to the underwriters over-allotment option. The units sold in these offerings were sold at an offering price of $6.00 per unit, generating gross proceeds of $27,095,850. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into a trust fund and the remaining proceeds of $825,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. From August 20, 2003 (the date of our inception) through December 31, 2004, we have used approximately $238,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was approximately $23,366,000 held in the trust fund.

We believe that the PRC represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

•
prolonged economic expansion within the PRC, including gross domestic product growth of approximately 9% on average over the last 25 years, with, according to China’s National Bureau of Statistics, growth of 9.5% in 2004;

•	attractive valuations for target businesses within the PRC;

•	increased government focus within the PRC on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	access to a highly trained and educated workforce;

•	favorable labor rates and efficient, low-cost manufacturing capabilities;

•	the lack of development and activity of the public equity markets in the PRC; and

•
the recent entry of the PRC into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States.

Proposed industries

Although our efforts in identifying a prospective target business are not limited to a particular industry, we initially focused our search on target businesses in the PRC that are engaged in the technology, media or telecommunications industries. We have recently expanded our search for target businesses to include entities outside of the technology, media or telecommunications industries. Any target business outside of these industries will be subject to certain of the risks described in this annual report on Form 10-KSB as well as other risks, including government regulations for a particular industry, that we have not described in detail in this annual report. For more information, see the risk factor entitled “Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.”

Government regulations

Government regulations relating to our proposed industries

There may be specific regulations in China relating to foreign ownership of a company in respect of which we propose to complete a business combination. We initially focused on target businesses in the technology, media and telecommunications industries, each of which industries are subject to specific regulatory frameworks in the PRC. We have recently expanded our search for target businesses outside of these industries, which may or may not be not subject to regulatory frameworks in the PRC. In the event we complete a business combination with a target business in another industry subject to a regulatory framework in the PRC, we will be subject to PRC laws and regulations, compliance with which may be time-consuming, costly, and subject us to various risks and restrictions on how we operate our business. Even if a target business is not in an industry currently subject to regulations in the PRC, such target business and industry could be impacted by new legislation in the PRC. We cannot predict the timing or the effect of future developments in the regulatory framework of any industry in the PRC at this time. If new laws or regulations forbid foreign investment in any of these industries, they could severely impair our ability to complete a business combination with a target business in those sectors.

Government regulations relating to foreign exchange controls

In the PRC, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the Renminbi, China’s currency, into foreign currencies. Over the past several years, China has relaxed its foreign exchange controls over account transactions. As a result of this relaxation, foreign investment enterprises (“FIEs”) are no longer required to obtain prior approval before entering into certain transactions but are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure.

With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination.

Government regulations relating to taxation

Under the PRC's current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we pay to our shareholders to pay corporate withholding taxes. The current rate imposed on corporate withholding taxes is 20%, or 10% for individuals and entities of those countries that entered into the Protocol of Avoidance of Double Taxation with the PRC.

Effecting a business combination

General

Although substantially all of the net proceeds of our initial public offering are to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares in the United States, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not identified a target business

We have conducted extensive discussions with target businesses regarding potential business combinations. In connection with these discussions, we have performed due diligence and incurred consulting, legal, accounting and other costs. To date, however, we have not selected a target business with which to enter into a business combination. Accordingly, there is no basis for our stockholders to evaluate the possible merits or risks of a target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have and will continue to be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. Our existing sole director and executive officer or any other Initial Stockholders or any entity with which they are affiliated will not be eligible to receive any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We initially focused our search on target businesses in the PRC that were engaged in the technology, media or telecommunications industries. We have now expanded our search to include companies in other industries in the PRC. In evaluating a target business, our management has and will continue to consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination have been and will continue to be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. In our evaluations of prospective target businesses, we have conducted extensive due diligence reviews, including meeting with the incumbent management of such target businesses, inspecting their facilities, as well as reviewing their financial and other information. We intend to continue these activities in order to find a suitable target business with which to enter into a business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business does have sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we have and will continue to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role, if any, of our chairman of the board and chief executive officer, currently our sole director and executive officer, and/or any director or executive officer we may appoint in the future, in the target business cannot presently be stated with any certainty. While it is possible our current sole director, or any director we may appoint in the future, will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our current director, or any director we may appoint in the future, will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, which stockholders purchased shares of our common stock prior to our initial public offering and which includes our chairman of the board and chief executive officer and other former members of our board of directors (the “Initial Stockholders”), have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. This voting arrangement shall not apply to shares included in units purchased in the open market by any of our Initial Stockholders. We will proceed with the business combination only if the public stockholders, who own at least a majority of the shares of common stock sold in our initial public offering, vote in favor of the business combination and less than 20% of the shares held by these public stockholders are converted pursuant to the conversion rights described in the next paragraph.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his or her shares of common stock converted to cash if he or she votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust fund, the initial per-share conversion price would be $5.10, or $0.90 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Any public stockholder who converts stock into her share of the trust fund still has the right to exercise the warrants that she received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination by September 23, 2005, or by March 23, 2006 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Following our dissolution, we would no longer exist as a corporation. Our Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our public offering. There will be no distribution from the trust fund with respect to our warrants.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $5.10, or $0.90 less than the per-unit offering price of $6.00. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. Kin Shing Li, our chairman of the board and chief executive officer, and Justin Tang, one of our principal stockholders and an Initial Stockholder, have each agreed pursuant to an agreement with us and Broadband Capital Management that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that Mr. Li and Mr. Tang would be able to satisfy those obligations.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to September 23, 2005, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by March 23, 2006, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

Our public stockholders shall be entitled to receive funds from the trust fund only in the event of our liquidation or if the public stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

In identifying, evaluating and selecting a target business with which to enter into a business combination, we have encountered competition from other entities having a business objective similar to ours. We anticipate that competition from other entities will continue as we seek to identify, evaluate and select other target businesses. Many of these entities with which we have competed and will compete are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited as compared to those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the PRC and elsewhere. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

Kin Shing Li, our chairman of the board and chief executive officer, is our sole director and executive officer. Mr. Li is not obligated to contribute any specific number of hours per week and he devotes only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate, although he is expected to devote an average of approximately ten hours per week to our business. We do not have and do not intend to have any full time employees prior to the consummation of a business combination.

Risk Factors

In addition to the other information in this annual report on Form 10-KSB, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

We are a development stage company with no operating history and accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire a company having its primary operations in the PRC. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust fund and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of our initial public offering, our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and our units were offered at an initial price of $6.00 per unit, we were and are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.10 per share.

Our funds in trust may not be protected from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. If we liquidate before the completion of a business combination, Kin Shing Li, our chairman of the board and chief executive officer, and Justin Tang, one of our principal stockholders and an Initial Stockholder, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Li and Tang will be able to satisfy those obligations.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Since we have not yet entered into an agreement in principle or a definitive agreement with a target business with which we will seek to complete a business combination, our stockholders have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. In addition, to the extent we complete a business combination with a company that is not engaged in the technology, media or telecommunications industries, we may face other risks not described in this annual report, including, but not limited to, risks associated with government regulations, environmental regulations, insurance regulations and other risks not known to us at this time. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units, common stock or warrants will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

The PRC has enacted regulations for various industry segments to prohibit or restrict foreign investment. The PRC may enact regulations to prohibit or restrict foreign investment in industries currently without a regulatory framework or it could impose additional regulations in industries for which a regulatory framework presently exists. Any changes to these regulations or the enactment of additional regulations could severely impair our ability to consummate a business combination.

The PRC has enacted regulations for various industry segments to prohibit or restrict foreign investment. For instance, the technology and media industry segments, two of the industry segments on which we initially focused, are politically sensitive areas of the PRC economy and have been subject to many rules and regulations. Many of the rules and regulations in the PRC that we may face may not be explicitly communicated and there may be uncertainties regarding proper interpretations of current and future laws and regulations in the PRC. In addition, the PRC may enact regulations to prohibit or restrict foreign investment in industries currently without a regulatory framework. All of these factors could severely impair our target business’ operations. If the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business subject to regulations.

Based on current PRC regulations for industry segments and similar future regulations in any other industries in which we are searching for a target company, our capital structure and ownership requirements may significantly limit the number of potential target businesses. Any of these actions could have a material adverse impact on our business and financial condition.

If political relations between the U.S. and the PRC weaken, it could make a target business’ operations or goods or services that such target business produces or sells less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. This could lead to a decline in our profitability. Any weakening of relations between the U.S. and the PRC could have a material adverse effect on our operations after a successful completion of a business combination.

Our operations after a successful business combination in the PRC may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been transitioning to a more market-oriented economy. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (“OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD; and

•
the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our operations after a successful business combination may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of the OECD member countries.

Because our sole director and executive officer resides outside of the United States, it may be difficult for you to enforce your rights against him or enforce U.S. court judgments against him in the PRC.

Our sole director and executive officer resides outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. In addition, any directors or executive officers that we may appoint in the future may also reside outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our sole director and executive officer, and/or any of the directors or executive officers which we may appoint in the future, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our sole director and executive officer, and/or any of the directors or executive officers which we may appoint in the future, under United States Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the United States Federal securities laws.

Because the Chinese judiciary, which is relatively inexperienced in enforcing corporate and commercial law, will determine the scope and enforcement under Chinese law of almost all of our target business’ material agreements, we may be unable to enforce our rights inside and outside of the PRC.

Chinese law will govern almost all of our target business’ material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

If the United States imposes trade sanctions on the PRC due to its current currency policies, our target business’ ability to succeed in the international markets may be diminished.

The PRC currently “pegs” its currency to the United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving Chinese exporters an unfair advantage and making U.S. exports to China expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, the United States Congress is considering the enactment of a bill that would require the United States treasury secretary to report to Congress whether the PRC is manipulating its currency to gain a trade advantage. If Congress deems this to be the case, tariffs would be imposed on Chinese imports in addition to those already in force. If an additional tariff is imposed, it is possible that China-based companies will no longer maintain the significant price advantages over foreign companies, including the United States, on their goods and services. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our target companies are likely to be adversely affected since the current competitive advantages that exist as a result of existing currency policies will cease.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. GAAS, we will not be able to acquire that proposed target business. These financial statements may limit the pool of potential target businesses which we may acquire.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC's current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we pay to our shareholders to pay corporate withholding taxes. The current rate imposed on corporate withholding taxes is 20%, or 10% for individuals and entities of those countries that entered into the Protocol of Avoidance of Double Taxation with the PRC.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. After consummation of our initial public offering, there were 4,252,075 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Broadband Capital Management, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock was available for issuance. Although we have no commitments as of the date of this annual report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock may:

•	significantly reduce the equity interest of our stockholders;

•
likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•
adversely affect the voting power or other rights of the holders of our common stock if we issue preferred stock with dividend, liquidation, conversion voting or other rights superior to the common stock; and

•	adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

It is likely that our sole director and executive officer will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our chairman of the board and chief executive officer and any other key personnel we may hire in the future. The future role of our chairman of the board and chief executive officer, and/or any director or executive officer we may appoint in the future, in a target business, however, cannot presently be ascertained. Although it is possible that our chairman of the board and chief executive officer, and/or any director or executive officer that we may appoint in the future, will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we have and will continue to closely scrutinize the management of a target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our sole director and executive officer allocates his time to other businesses, which could cause a conflict of interest as to which business he presents as a viable acquisition opportunity.

Kin Shing Li, our chairman of the board and chief executive officer, is our sole director and executive officer and is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses. In addition, we may appoint new directors and executive officers in the future who will most likely not be required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Mr. Li, and any directors or executive officers that we may appoint in the future, may become aware of business opportunities which may be appropriate for presentation to us as well as other entities with which they are currently or may in the future be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Our sole director and executive officer owns shares of our securities that will not participate in liquidation distributions and therefore he may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Kin Shing Li, our chairman of the board and chief executive officer, owns stock in us, but he has waived his right to receive distributions upon liquidation. Our two former directors Dr. Xiaolin Zhong and Dr. Ya-qin Zhang, and our other Initial Stockholders own stock in us, but they have also waived their rights to receive distributions upon liquidation. Additionally, each of Kin Shing Li and Justin Tang, one of our Initial Stockholders, or their affiliates, purchased warrants in the open market following our initial public offering. The shares and warrants owned by our Initial Stockholders will be worthless if we do not consummate a business combination. The personal and financial interests of our chairman of the board and chief executive officer and other Initial Stockholders may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, such persons’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

•	must make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering provided us with only approximately $23,986,000 which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction; our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination; and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet entered into an agreement in principle or a definitive agreement with a target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Our sole director and executive officer and our stockholders are not required to provide any financing to us in connection with or after a business combination.

Our Initial Stockholders, including our chairman of the board and chief executive officer, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our Initial Stockholders collectively own approximately 22.7% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case our chairman of the board and any directors appointed in the future will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the consummation of a business combination. In addition, our Initial Stockholders and their affiliates and relatives are not prohibited from purchasing units, common stock or warrants in the aftermarket. We cannot assure you that our Initial Stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 8,000,000 shares of our common stock. We also issued an over-allotment option to purchase 515,975 units to the representative of the underwriters which was exercised and resulted in the issuance of additional warrants to purchase 1,031,950 shares of common stock. We also sold to the representative of the underwriters an option to purchase up to a total of 400,000 units pursuant to which we issued warrants to purchase 800,000 shares of our common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If our Initial Stockholders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Initial Stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Initial Stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities trade in the over-the-counter market and are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

If our sole director and executive officer is unable to examine interested transactions with a neutral, unbiased view, it could result in actions taken or expenses incurred on our behalf that may not be in our best interests.

Kin Shing Li, our chairman of the board and chief executive officer, owns shares of our securities and, although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he has received and will continue to receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, any new directors that are appointed to our board will most likely not receive compensation for services rendered prior to or in connection with a business combination, but they will be entitled to receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there has been and will not be any review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because our directors may not be deemed “independent” under the guidelines of the North American Securities Administrators Association, Inc., we may not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our board of directors on our behalf have been and will continue to be in our best interest, we cannot assure you that this is or will actually be the case. If actions are taken, or expenses are incurred, that are actually not in our best interest, it could have a material adverse effect on our business and operations.

Efforts to comply with recently enacted changes in securities laws and regulations will require substantial financial and personnel resources and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which will require the devotion of substantial financial and personnel resources, will need to be undertaken by us. Given that we have not commenced this formal process, that a company with which we may complete a business combination may not have commenced this formal process as it is not required to under the laws of the PRC, and that guidance from United States regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability, including our ability after we complete a business combination, to comply by applicable deadlines.

Item 2.	Description of Property

We maintain our executive offices at 660 Madison Avenue, 15th Floor, New York, New York. The cost for this space is included in the $500 per-month fee Sherleigh Associates LLC charges us for general and administrative services, including office space, utilities and secretarial support, pursuant to a letter agreement between us and Sherleigh Associates LLC. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Sherleigh Associates LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

We are not currently a party to any pending material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols “GWAQU,” “GWAQ” and “GWAQW,” respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on March 17, 2004 and since such common stock and warrants commenced public trading on March 30, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	OTC Bulletin Board
	Great Wall Common Stock		Great Wall Warrants		Great Wall Units
	High	Low	High	Low	High	Low
2004 First Quarter*	4.90	4.50	0.70	0.60	6.15	6.00
2004 Second Quarter	4.90	4.63	0.85	0.60	6.40	6.00
2004 Third Quarter	4.95	4.75	0.75	0.60	6.41	6.05
2004 Fourth Quarter	5.25	4.90	0.95	0.58	6.85	6.00

*The figures for the first quarter 2004 are from the date on which our securities first commenced trading on the OTC Bulletin Board through March 31, 2004. Our units commenced trading on the OTC Bulletin Board on March 17, 2004 and our warrants and common stock commenced trading on the OTC Bulletin Board on March 30, 2004.

Holders

As of March 28, 2005, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants. We believe there is a substantial number of beneficial owners of our securities.

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained elsewhere in this annual report.

Forward Looking Statements

The statements discussed in this annual report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and the other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Business Overview

We were formed on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

Results of Operations

We had net loss of $141,152 for the year ended December 31, 2004 as compared to net loss of $1,213 for the year ended December 31, 2003. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, our initial public offering, our filing reports under the Securities Exchange Act of 1934, and our searching for a target business. For the year ended December 31, 2004, we incurred $35,389 of travel expenses, capital based taxes $67,312, $184,591 for professional fees, $4,500 for rent and administrative services, transfer agent fees of $10,598, other operating costs of $1,941, and interest expense of $781offset by interest income on the Trust Fund investment of $163,960. We have incurred consulting fees of $70,000 relating to consulting fees pursuant to an agreement we entered into in June 2004 with a consulting firm to provide us with due diligence research on a prospective target business for our business combination and $45,000 relates to consulting fees (plus an additional $11,231 of expenses incurred by this consultants which are included in professional fees above) pursuant to an agreement we entered into as of October 1, 2004, terminable by either party upon 20 days prior written notice, pursuant to which we are obligated to pay the consultant $15,000 per month and may be required to pay him a cash fee of $100,000 if he is still employed by us upon our consummation of a business combination.

The net loss of $1,213 for the period from August 20, 2003 (inception) to December 31, 2003 relates to expenses incurred in the formation of the Company.

We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 was or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions, and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2004, there was approximately $23,366,000 held in the trust fund.

We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 23, 2006, assuming that a business combination is not consummated during that time. Over this time, we anticipate approximately $175,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Sherleigh Associates LLC ($500 per month for two years) and $653,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums. We continue to incur expenses related to our search for target businesses with which to complete a business combination. We do not believe we will need to raise additional funds, other than those funds we raised in our initial public offering, in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such fund raising simultaneously with the consummation of a business combination.

Commencing on March 17, 2004 and ending upon the acquisition of a target business, we incur a fee from Sherleigh Associates LLC of $500 per month for providing us with office space and certain office and secretarial services. Jack Silver, one of our Initial Stockholders, is the principal investor and manager of Sherleigh Associates. In addition, in October 2003, Kin Shing Li, our chairman of the board and chief executive officer, and Justin Tang, one of our principal stockholders, advanced an aggregate of $35,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7.	Financial Statements

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-KSB and incorporated herein by reference.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officer has concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us required to be included in our periodic filings under the Securities Exchange Act of 1934.

(b) Changes in internal control over financial reporting.

During the year ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

Item 8B.	Other Information

On October 1, 2004, Dr. Xiaolin Zhong resigned from our board of directors. As of the date of this annual report on Form 10-KSB, we have not yet appointed anyone to fill the vacancy on our board resulting from Dr. Xiaolin’s resignation.

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Our current director and executive officer is as follows:
Name	Age	Position

Kin Shing Li	47	Chairman of the Board of Directors, Chief Executive Officer and Secretary

KIN SHING LI has been our chairman of the board and chief executive officer since September 2003 and our secretary since January 2004. Mr. Li has been the chairman of International Elite Limited, one of the largest centralized single-location outsourcing customer service call centers in the PRC, since he founded the business in 1999. Since March 2003, he has been a director and shareholder of PacificNet Communications Limited - Macao Commercial Offshore, a joint venture between International Elite and PacificNet Management Limited, a wholly-owned subsidiary of PacificNet Inc., a public Nasdaq-listed provider of information technology consulting, system integration and information technology solutions in Asia. From October 1997 to September 1999, Mr. Li was a member of the board of directors of UTStarcom, Inc., a public Nasdaq-listed company that designs, manufactures, and markets broadband, narrowband, wireless access technology, and was the chief executive officer of one of its subsidiaries, UTStarcom Hong Kong Limited. In January 1997, Mr. Li founded Directel Communications Limited, a GSM sales and service company and has acted as its chairman since that date. In 1994, he founded China-HongKong Telelink Company Limited, the first roaming paging service provider between Hong Kong and the PRC and acted as its chairman until he sold it to UTStarcom Inc. in 1997. Mr. Li founded his first call center in China in 1988 as the founder and general manager of the 81st Army Paging Company in Guangzhou, China.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Our former directors, Dr. Xiaolin Zhong and Dr. Ya-qin Zhang, resigned from our board effective October 1, 2004, and February 1, 2005, respectively. Kin Shing Li is our Chairman of the Board and our sole director. His term expires at the third annual meeting of our stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, except that Kin Shing Li failed to file a Form 4 reflecting his purchase of our warrants. Mr. Li intends to file a report to disclose this transaction after the filing of this annual report on Form 10-KSB.

Code of Ethics

We currently do not have a code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Committees and Designated Directors

The board of directors is currently composed of only one individual and we do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future.

Item 10.	Executive Compensation

Commencing on March 17, 2004 and ending upon the acquisition of a target business, we incur a fee from Sherleigh Associates LLC of $500 per month for providing us with office space and certain office and secretarial services. Jack Silver, one of our Initial Stockholders, is the principal investor and manager of Sherleigh Associates. Other than this $500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Initial Stockholders, including our chairman of the board and chief executive officer, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Initial Stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities executed on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2005 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	our sole director and executive officer; and

•	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Kin Shing Li (1)	430,000	7.8%
Justin Tang (2)	430,000	7.8
Jack Silver (3)	300,000(4)	5.4
Sapling, LLC (5)	299,000	5.4
All directors and executive officers as a group (1 individual)	430,000	7.8%
___________
(1)
Mr. Li’s business address is 660 Madison Avenue, 15th Floor, New York, New York 10021. Does not include 305,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(2)
Mr. Tang’s business address is c/o eLong, Inc., Union Plaza, Suite 604, 20 Chaoyang Men Wai Ave., Beijing 100020, China. Does not include 300,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(3)	The business address of Mr. Silver is c/o Sherleigh Associates LLC (d/b/a STAR Capital), 660 Madison Avenue, New York, New York 10021.

(4)
Includes (i) 50,000 shares of common stock held by Sherleigh Associates Inc. Profit Sharing Plan, of which Mr. Silver is the trustee, and (ii) 250,000 shares of common stock held by Sherleigh Associates LLC, of which Mr. Silver is the principal investor and manager. Does not includes an aggregate of 500,000 shares of common stock issuable upon exercise of warrants held by Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on March 26, 2004.

(5)
The address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Sapling, LLC has shared voting and dispositive power for the shares listed in table above. The foregoing information was derived from a Schedule 13G filed with the SEC on January 28, 2005.

All of the shares of our outstanding common stock owned by our Initial Stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	March 17, 2007;

•	our liquidation; or

•
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

Kin Shing Li and Justin Tang may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

Item 12.	Certain Relationships and Related Transactions

In September 2003, we issued 430,000 shares of common stock to Kin Shing Li and Justin Tang for a total of US$24,993 in cash, or approximately $.058 per share. We also issued 25,000 shares of common stock to Jack Silver for nominal consideration. In January 2004, our board of directors authorized a two-for-one forward stock split of its common stock, effectively lowering the purchase price to an overall average of $.025 per share.

The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement we signed with them. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Sherleigh Associates LLC, an affiliate of Jack Silver, one of our Initial Stockholders, has agreed that, commencing in March 2004 through the date a business combination is consummated, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Sherleigh Associates LLC $500 per month for these services.

Kin Shing Li and Justin Tang each made advances of $17,500, aggregating $35,000, to us to cover expenses operating related to our initial public offering. The loans are payable with interest at a rate of 4% per year on the earlier of October 6, 2004 or the consummation of our initial public offering. We repaid these loans from the proceeds of our initial public offering.

We have and will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees has or will be paid by us to any of our Initial Stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Item 13.	Exhibits

The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Unit Purchase Option granted to Broadband Capital Management LLC(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Letter Agreement among the Registrant, Broadband Capital Management LLC and Justin Tang.(1)
10.2	Letter Agreement among the Registrant, Broadband Capital Management LLC and Kin Shing Li.(1)
10.3	Form of Letter Agreement among the Registrant, Broadband Capital Management LLC and each of Dr. Ya-qin Zhang and Dr. Xialoin Zhong(1)
10.4	Letter Agreement among the Registrant, Broadband Capital Management LLC and Jack Silver.(1)
10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.7	Form of Letter Agreement between Sherleigh Associates LLC and Registrant regarding administrative support.(1)
10.8	Form of Promissory Note, dated as of October 6, 2003, in the principal amount of $17,500 issued to each of Kin Shing Li and Justin Tang.(1)

10.9	Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.10	Warrant Purchase Agreement among Kin Shing Li, Justin Tang and Broadband Capital Management LLC(1)
31*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

We do not have any management contracts or compensatory plans or arrangements.

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110906).

Item 14.	Principal Accountant Fees and Services

The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. GGK has a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK and TBS for services rendered.

AUDIT FEES

We did not pay any audit fees to GGK and TBS during the fiscal year ended December 31, 2003. We have been billed $25,000 for the services GGK performed in connection with our initial public offering, including the financial statements included in our prospectus filed with the Securities and Exchange Commission on March 19, 2004. We paid or expect to pay GGK $14,250 for the quarterly reports on Form 10-QSB for the quarters ended March 31, June 30, and September 30, 2004, and approximately $12,000 for the audit for the year ended December 31, 2004.

AUDIT RELATED FEES

During the fiscal years ended December 31, 2003 and 2004, GGK billed us $3,150 for assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

For the fiscal years ended December 31, 2003 and 2004, we paid or expect to pay TBS $1,875 and approximately $3,000, respectively, for tax compliance, tax advice and tax planning.

ALL OTHER FEES

During the fiscal years ended December 31, 2003 and 2004, there were no fees billed for products and services provided by GGK and TBS other than those set forth above.

AUDIT COMMITTEE APPROVAL

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Great Wall Acquisition Corporation
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Great Wall Acquisition Corporation

We have audited the accompanying balance sheets of Great Wall Acquisition Corporation (a corporation in the development stage) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for the period from August 20, 2003 (inception) to December 31, 2004, the year ended December 31, 2004 and the period from August 20, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Wall Acquisition Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the period from August 20, 2003 (inception) to December 31, 2004, the year ended December 31, 2004 and the period from August 20, 2003 (inception) to December 31, 2003 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York
March 30, 2005

  GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$688,542	$18,340
Money market funds - held in trust	1,328	—
Investment in Treasury Bills - held in trust	23,364,404	—
Prepaid expenses	3,003	—
Total current assets	24,057,277	18,340
Deferred offering costs	—	51,362
Total assets	$24,057,277	$69,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$80,626	$10,915
Income taxes payable	67,312	—
Deferred interest	40,757	—
Notes payable, stockholders	—	35,000
Total current liabilities	188,695	45,915
Common stock, subject to possible redemption 902,744 shares at redemption value	4,629,887	—

Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; issued - none
Common stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding - 5,515,975 shares (which includes 902,744 shares of common stock subject to possible redemption) and 1,000,000 shares at December 31, 2004 and 2003, respectively	552	100
Additional paid-in capital	19,380,508	24,900
Deficit accumulated during development stage	(142,365)	(1,213)
Total stockholders’ equity	19,238,695	23,787
Total liabilities and stockholders’ equity	$24,057,277	$69,702

See accompanying notes to audited financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Period from August 20, 2003 (inception) to December 31, 2004 (cumulative)	Year Ended December 31, 2004	Period from August 20, 2003 (inception) to December 31, 2003
Operating expenses:
Travel	$35,389	$35,389	$—
Capital based taxes	67,312	67,312	—
Professional fees	184,591	184,591	—
Rent	4,500	4,500	—
Transfer agent fees	10,598	10,598	—
Other operating costs	2,824	1,941	883
Loss from operations	(305,214)	(302,331)	(883)
Interest income	163,960	163,960	—
Interest expense	(1,111)	(781)	(330)
Net loss	$(142,365)	$(141,152)	$(1,213)

Net loss per common share - basic and diluted		$(0.03)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted:
Basic and diluted		4,590,900	1,000,000

See accompanying notes to audited financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit accumulated during development stage	Total Stockholders’ Equity
Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Saleof 1,000,000 shares of common stock to founding stockholders	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900	$(1,213)	$23,787

Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter			100		100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508	$(142,365)	$19,238,695

See accompanying notes to audited financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	August 20, 2003 (inception) to December 31, 2004 (cumulative)	Year Ended December 31, 2004	August 20, 2003 (inception) to December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,365)	$(141,152)	$(1,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on Treasury Bills	(203,890)	(203,890)	—
Changes in operating assets and liabilities:
(Increase) decrease in -			—
Prepaid expense	(3,003)	(3,003)	—
Increase (decrease) in -
Accrued expenses	80,626	79,413	1,213
Income tax payable	67,312	67,312	—
Deferred interest	40,757	40,757	—
Net cash used in operating activities	(160,563)	(160,563)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in money market fund	(1,328)	(1,328)	—
Purchase of Treasury Bills	(56,452,514)	(56,452,514)	—
Maturity of Treasury Bills	33,292,000	33,292,000	—
Net cash used in investing activities	(23,161,842)	(23,161,842)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	27,095,850	—
Proceeds from issuance of stock option	100	100	—
Payment of costs of public offering	(3,110,003)	(3,068,343)	(41,660)
Proceeds from sale of shares of common stock	25,000	—	25,000
Proceeds from notes payable, stockholders	35,000	—	35,000
Repayment of note payable, stockholders	(35,000)	(35,000)	—
Net cash provided by financing activities	24,010,947	23,992,607	18,340
CASH
Net increase	688,542	670,202	18,340
Balance at beginning of period	—	18,340	—
Balance at end of period	$688,542	$688,542	$18,340
Supplemental schedule of non-cash financing activity:
Accrual of deferred offering costs	$—	—	9,702

See accompanying notes to audited financial statements

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

1. Organization and Business Operations
Great Wall Acquisition Corporation (the “Company”) was incorporated in August 20, 2003 as a blank check company whose objective is to acquire an operating business having its primary operations in the People’s Republic of China.

All activity from August 20, 2003 (inception) through December 31, 2004 relates to the Company’s formation, initial public offering and operations as described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 17, 2004.

The Company consummated the offering on March 23, 2004 and on March 30, 2004, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $23,986,000 (See Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $23,364,000 at December 31, 2004. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including the Company’s officer and director (“Initial Stockholders”), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying December 31, 2004 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $48,000 and $400 at December 31, 2004 and 2003, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance since the realization of the deferred tax asset cannot be determined. The Company has U.S. tax net operating loss carryforwards of approximately $142,000 which expire through 2024.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, aggregating 10,231,950 underlying shares, has not been included in the computation of diluted loss per share, as the effect of the outstanding option would be antidilutive and the outstanding warrants are contingently issuable.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
2. Initial Public Offering

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

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

3. Notes Payable, Stockholders

The Company issued an aggregate of $35,000 unsecured promissory notes to two stockholders on October 6, 2003. The notes bore interest at a rate of 4% per year and were repaid in 2004 from the net proceeds of the Offering. Interest expense accrued through December 31, 2004 amounted to $781 and $330, respectively. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount.

4. Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $500 per month for such services commencing on the effective date of the Offering. The statements of operations for the period ended December 31, 2004 includes $4,500 related to this agreement.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

5. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
6. Common Stock

On January 7, 2004, the Company’s Board of Directors authorized a two for one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

At December 31, 2004, 10,231,950 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2005.

GREAT WALL ACQUISITION CORPORATION

By:	/s/ Kin Shing Li
Kin Shing Li
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kin Shing Li Kin Shing Li	Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2005