Form 10QSB
period 2005-03-31
GREAT WALL ACQUISITION CORP
filed 2005-05-16
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2005

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period to

Commission File Number 000-50550

______________________

GREAT WALL ACQUISITION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)
Delaware	20-0178991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

660 Madison Avenue
15th Floor
New York, New York 10021
(Address of Principal Executive Offices)

(212) 753-0804
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

There were 5,519,975 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of May 9, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I -   FINANCIAL INFORMATION

Item 1.  Financial Statements

Great Wall Acquisition Corporation
(A Development Stage Company)
Balance Sheet (unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$537,258	$688,542
Money market funds - held in trust	1,446	1,328
Investment in Treasury Bills - held in trust	23,486,713	23,364,404
Prepaid expenses	470	3,003
Total current assets	24,025,887	24,057,277
Total assets	$24,025,887	$24,057,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$46,082	$80,626
Capital and income taxes payable	90,312	67,312
Deferred interest	65,228	40,757
Total current liabilities	201,622	188,695
Common stock subject to possible redemption 902,744 shares at redemption value	4,629,887	4,629,887

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 20,000,000 shares; issued and outstanding - 5,515,975 shares (including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	19,380,508	19,380,508
Deficit accumulated during development stage	(186,682)	(142,365)
Total stockholders’ equity	19,194,378	19,238,695
Total liabilities and stockholders’ equity	$24,025,887	$24,057,277

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statements of Operations (unaudited)

	Period from August 20, 2003 (inception) to March 31, 2005	Three Months Ended March 31,
	(cumulative)	2005	2004
Operating expenses:
Travel	$47,777	$12,388	$—
Capital based taxes	90,312	23,000	—
Professional fees	285,636	101,045	—
Rent	6,000	1,500	—
Transfer agent fees	14,758	4,160	—
Other operating costs	3,004	180	1,423
Loss from operations	(447,487)	(142,273)	(1,423)
Interest income	261,916	97,956	—
Interest expense	(1,111)	—	(349)
Net loss	$(186,682)	$(44,317)	$(1,772)
Net loss per common share - basic and diluted		$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted		5,515,975	1,406,994

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional	Deficit Accumulated During	Total
	Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity
Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders (140,000 shares at $0.00005 per share and 860,000 shares at $0.029062 per share)	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	100	24,900	(1,213)	23,787

Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter	—	—	100	—	100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	552	19,380,508	(142,365)	19,238,695

Net loss	—	—	—	(44,317)	(44,317)

Balance, March 31, 2005	5,515,975	$552	$19,380,508	$(186,682)	$19,194,378

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Period from August 20, 2003	Three Months Ended March 31,
	(inception) to March 31, 2005 (cumulative)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,682)	$(44,317)	$(1,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on Treasury Bills held in trust	(326,309)	(122,419)	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(470)	2,533	(11,229)
Increase (decrease) in -
Accrued expenses	46,082	(34,544)	163
Capital and income taxes payable	90,312	23,000	—
Deferred interest	65,228	24,471	—
Net cash used in operating activities	(311,839)	(151,276)	(12,838)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in money market funds	(1,446)	(118)	—
Purchase of Treasury Bills	(126,684,404)	(70,231,890)	(23,161,265)
Maturity of Treasury Bills	103,524,000	70,232,000	—
Net cash used in investing activities	(23,161,850)	(8)	(23,161,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	27,095,850
Proceeds from issuance of stock option	100	—	100
Payment of costs of public offering	(3,110,003)	—	(2,970,747)
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	35,000	—	—
Repayment of notes payable, stockholders	(35,000)	—	—
Net cash provided by financing activities	24,010,947	—	24,125,203

Net increase (decrease) in cash	537,258	(151,284)	951,100
Cash at beginning of period	—	688,542	18,340
Cash at end of period	$537,258	$537,258	$969,440

Supplemental schedule of non-cash financing activity:
Accrual of deferred offering costs	$—	$—	$15,298

See accompanying notes to financial statements

Great Wall Acquisition Corporation
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)

1.    Basis of Presentation

The financial statements at March 31, 2005, for the three months ended March 31, 2005 and March 31, 2004, and for the period from August 20, 2003 (inception) to March 31, 2005, are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Great Wall Acquisition Corporation (the “Company”) as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and March 31, 2004 and for the period from August 20, 2003 (inception) to March 31, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

2.    Organization and Business Operations

The Company was incorporated on August 20, 2003 as a blank check company whose objective is to acquire an operating business having its primary operations in the People’s Republic of China. The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 17, 2004. The Company consummated the Offering on March 23, 2004 and received net proceeds of approximately $21,225,000 (Note 3). On March 30, 2004, the underwriters exercised their over-allotment option and the Company received additional net proceeds of approximately $2,761,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of the (i) consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $23,486,713 at March 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying statements of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including the Company’s chairman of the board and chief executive officer and other former members of the Company’s board of directors (“Initial Stockholders”), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheets and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

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

3.    Initial Public Offering

On March 23, 2004, the Company sold 4,000,000 units (“Units”) in the Offering. On March 30, 2004, the Company sold an additional 515,975 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 400,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.95 per share.

4.    Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

5.    Common Stock

On January 7, 2004, the Company’s Board of Directors authorized a two for one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

As of March 31, 2005, 10,231,950 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

6.    Earnings Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

The loss per share calculation excludes the effect of outstanding options and warrants, since the Company incurred a net loss during the periods and thus their effect would have been anti-dilutive.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this quarterly report on Form 10-QSB.

Forward Looking Statements

The statements discussed in this quarterly report on Form 10-QSB include forward looking statements that involve risks and uncertainties, which are detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

Results of Operations

We had a net loss of $44,317 for the three months ended March 31, 2005 as compared to a net loss of $1,772 for the three months ended March 31, 2004. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, our due diligence of a potential target business and the associated professional fees and travel expenses related to this due diligence, and our filing reports under the Securities Exchange Act of 1934. For the three months ended March 31, 2005, we incurred $12,388 of travel expenses, $23,000 of capital based taxes, $101,045 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $4,160 of transfer agent fees, other operating costs of $180, offset by interest income on the Trust Fund investment of $97,956, as compared to the same period in 2004 when we incurred only $1,423 of expenses in connection with formation and operating costs and interest expense of $349. We have incurred consulting fees of $30,000 with a consulting firm to provide us with due diligence research on a prospective target business for our business combination (plus an additional $6,883 of expenses incurred by this consultants which are included in professional fees above) pursuant to an agreement we entered into as of October 1, 2004, terminable by either party upon 20 days prior written notice, pursuant to which we were obligated to pay the consultant $15,000 per month. The consulting agreement was terminated by us in March 2005.

Net loss of $186,682 for the period from August 20, 2003 (inception) to March 31, 2005 consisted of $47,777 of travel expenses, $90,312 of capital based taxes, $285,636 of professional fees, $6,000 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $14,758, other operating costs of $3,004, interest expense of $1,111, offset by interest income on the Trust Fund investment of $261,916.

We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 was paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions, and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. As of March 31, 2005, we have $537,258 in cash available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2005, there was approximately $23,488,159 held in the trust fund.

We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 23, 2006, assuming that a business combination is not consummated during that time. From our initial public offering through March 23, 2006, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $100,000 of expenses for the due diligence and investigation of a target business, $90,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Sherleigh Associates LLC ($500 per month for two years) and $273,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums. We continue to incur expenses related to our search for target businesses with which to complete a business combination. We do not believe we will need to raise additional funds, other than those funds we raised in our initial public offering, in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such fund raising simultaneously with the consummation of a business combination.

Commencing on March 17, 2004 and ending upon the acquisition of a target business, we incur a fee from Sherleigh Associates LLC of $500 per month for providing us with office space and certain office and secretarial services. Jack Silver, one of our Initial Stockholders, is the principal investor and manager of Sherleigh Associates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officer has concluded that, as of March 31, 2005, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us required to be included in our periodic filings under the Securities Exchange Act of 1934.

(b) Changes in internal control over financial reporting.

During the three month period ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to any pending material legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2005, we have used approximately $83,000 of cash for operating activities and approximately $229,000 of costs in connection with a proposed business combination.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WALL ACQUISITION CORPORATION (Registrant)

Date: May 16, 2005	By:	/s/ Kin Shing Li
Kin Shing Li
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)