Form 10QSB
period 2005-06-30
GREAT WALL ACQUISITION CORP
filed 2005-08-15
CIK 1261888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to _________

Commission File Number: 000-50550

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

Yes ☒ No ☐

As of August 1, 2005, the Company had 5,515,975 shares of its common stock, par value $0.0001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

Great Wall Acquisition Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash	$345,426	$688,542
Money market funds - held in trust	1,107	1,328
Investment in Treasury Bills - held in trust	23,637,044	23,364,404
Prepaid expenses	4,010	3,003
Total current assets	23,987,587	24,057,277
Total assets	$23,987,587	$24,057,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$100,908	$80,626
Capital and income taxes payable	43,081	67,312
Deferred interest	95,260	40,757
Total current liabilities	239,249	188,695
Common stock subject to possible redemption - 902,744 shares at redemption value	4,629,887	4,629,887

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 20,000,000 shares; issued and outstanding - 5,515,975 shares (including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	19,380,508	19,380,508
Deficit accumulated during development stage	(262,609)	(142,365)
Total stockholders’ equity	19,118,451	19,238,695
Total liabilities and stockholders’ equity	$23,987,587	$24,057,277

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	Period from August 20, 2003 (inception) to June 30, 2005	Three Months Ended June 30,		Six Months Ended June 30,
	(cumulative)	2005	2004	2005	2004

Operating expenses:
Travel	$53,655	$5,878	$6,059	$18,266	$6,059
Capital-based taxes	117,881	27,569	—	50,569	—
Professional fees	444,543	158,907	9,286	259,952	9,286
Rent	7,500	1,500	1,500	3,000	1,742
Transfer agent fees	16,671	1,913	2,742	6,073	2,983
Other operating costs	3,374	370	370	550	1,310
Loss from operations	(643,624)	(196,137)	(19,957)	(338,410)	(21,380)
Interest income	382,126	120,210	18,025	218,166	18,025
Interest expense	(1,111)	—	(184)	—	(533)
Net loss	$(262,609)	$(75,927)	$(2,116)	$(120,244)	$(3,888)
Net loss per common share - basic and diluted		$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted		5,515,975	5,515,975	5,515,975	3,591,127

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity
Period from August 20, 2003 (Inception) to June 30, 2005 (Cumulative)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders (140,000 shares at $0.00005 per share and 860,000 shares at $0.029062 per share)	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	100	24,900	(1,213)	23,787

Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter	—	—	100	—	100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	552	19,380,508	(142,365)	19,238,695
Unaudited:
Net loss	—	—	—	(120,244)	(120,244)

Balance, June 30, 2005	5,515,975	$552	$19,380,508	$(262,609)	$19,118,451

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Period from August 20, 2003 (inception) to June 30, 2005	Six Months Ended June 30,
	(cumulative)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(262,609)	$(120,244)	$(3,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on Treasury Bills	(476,544)	(272,654)	(22,528)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(4,010)	(1,007)	(8,487)
Increase (decrease) in -
Accrued expenses	100,908	20,282	13,030
Capital and income taxes payable	43,081	(24,231)	—
Deferred interest	95,260	54,503	4,503
Net cash used in operating activities	(503,914)	(343,351)	(17,370)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in money market funds	(1,107)	221	—
Purchase of Treasury Bills	(202,415,500)	(145,962,986)	(23,161,015)
Maturity of Treasury Bills	179,255,000	145,963,000	—
Net cash provided by (used in) investing activities	(23,161,607)	235	(23,161,015)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	27,095,850
Proceeds from issuance of stock option	100	—	100
Payment of costs of public offering	(3,110,003)	—	(3,020,947)
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	35,000	—	—
Repayment of notes payable, stockholders	(35,000)	—	(17,500)
Net cash provided by financing activities	24,010,947	—	24,057,503

Net increase (decrease) in cash	345,426	(343,116)	879,118
Cash at beginning of period	—	688,542	18,340
Cash at end of period	$345,426	$345,426	$897,458

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$—	$—	$47,396
Accrual of deferred proposed acquisition costs	$—	$—	$21,000

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
Three Months and Six Months Ended June 30, 2005 and 2004

1. Basis of Presentation

The financial statements at June 30, 2005, for the three months and six months ended June 30, 2005 and 2004, and for the period from August 20, 2003 (inception) to June 30, 2005 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Great Wall Acquisition Corporation (the “Company”) as of June 30, 2005 and the results of its operations for the three months and six months ended June 30, 2005 and 2004, and for the period from August 20, 2003 (inception) to June 30, 2005 (cumulative), its cash flows for the six months ended June 30, 2005 and June 30, 2004 and for the period from August 20, 2003 (inception) to June 30, 2005 (cumulative) and its changes in stockholders' equity for the six months ended June 30, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

2. Organization and Business Operations

The Company was incorporated on August 20, 2003 as a blank check company whose objective is to acquire an operating business having its primary operations in the People’s Republic of China. The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 17, 2004. The Company consummated the Offering on March 23, 2004 and received net proceeds of approximately $21,225,000 (Note 3). On March 30, 2004, the underwriters exercised their over-allotment option and the Company received additional net proceeds of approximately $2,761,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of the (i) consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of $23,637,044 at June 30, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying statements of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination by September 23, 2005 (18 months from the date of the consummation of the Offering), or March 23, 2006 (24 months from the consummation of the Offering) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

3. Initial Public Offering

On March 23, 2004, the Company sold 4,000,000 units (“Units”) in the Offering. On March 30, 2004, the Company sold an additional 515,975 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 400,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.95 per share.

4. Commitments

The Company entered into a consulting agreement as of April 1, 2005 with a third party to assist it with finding a target business and consummating a Business Combination. This consulting agreement terminates  on October 1, 2005 and may be extended by mutual agreement of both parties. This consulting agreement may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Pursuant to this consulting agreement, the consultant will, among other things, organize and manage the due diligence process with respect to any proposed Business Combination, provide support to the Company throughout the negotiations of any proposed Business Combination, provide financial and accounting analysis, and analyze a target business' prospects and business plan. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month and reasonable travel and out-of-pocket expenses. During the three months ended June 30, 2005, the Company paid this consultant $30,000 in fees, which are included in professional fees for this period.

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

As of June 30, 2005, 10,231,950 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

7. Earnings Per Share

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

Forward Looking Statements

The statements discussed in this quarterly report on Form 10-QSB include forward looking statements that involve risks and uncertainties, which are detailed from time to time in our reports filed with the U.S. Securities and Exchange Commission.

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

Business Overview

We were formed on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People’s Republic of China. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

Results of Operations

We had a net loss of $75,927 for the three months ended June 30, 2005 as compared to a net loss of $2,116 for the three months ended June 30, 2004. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, our due diligence of a potential target business and the associated professional fees and travel expenses related to this due diligence, and our filing reports under the Securities Exchange Act of 1934.

For the three months ended June 30, 2005, we incurred $5,878 of travel expenses, $27,569 of capital-based taxes, $158,907 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $1,913 of transfer agent fees, other operating costs of $370, offset by interest income on the Trust Fund investment of $120,210. As of April 1, 2005, we entered into a consulting agreement with a third party to assist us with finding a target business and consummating a business combination. This consulting agreement terminates on October 1, 2005 and may be extended by mutual agreement of both parties. This consulting agreement may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Pursuant to this consulting agreement, the consultant will, among other things, organize and manage the due diligence process with respect to any proposed business combination, provide support to us throughout the negotiations of any proposed business combination, provide financial and accounting analysis, and analyze a target business’ prospects and business plan. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month and reasonable travel and out-of-pocket expenses. During the three months ended June 30, 2005, we paid this consultant $30,000 in fees, which are included in professional fees for this period.

For the three months ended June 30, 2004, we incurred $6,059 of travel expenses, $9,286 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $2,742 of transfer agent fees, other operating costs of $370, interest expense of $184, offset by interest income on the Trust Fund investment of $18,025.

We had a net loss of $120,244 for the six months ended June 30, 2005 as compared to a net loss of $3,888 for the six months ended June 30, 2004. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, our due diligence of a potential target business and the associated professional fees and travel expenses related to this due diligence, and our filing reports under the Securities Exchange Act of 1934.

For the six months ended June 30, 2005, we incurred $18,266 of travel expenses, $50,569 of capital based taxes, $259,952 of professional fees, $3,000 of expenses pursuant to a monthly administrative services agreement, $6,073 of transfer agent fees, other operating costs of $550, offset by interest income on the Trust Fund investment of $218,166. In addition to the consulting agreement discussed above, pursuant to an agreement we entered into as of October 1, 2004 and which was terminated by us in March 2005, we incurred consulting fees of $30,000 with a consulting firm that provided us with due diligence research on a prospective target business for a business combination (plus an additional $6,883 of expenses incurred by this consultant which are included in professional fees above).

For the six months ended June 30, 2004, we incurred $6,059 of travel expenses, $9,286 of professional fees, $1,742 of expenses pursuant to a monthly administrative services agreement, $2,983 of transfer agent fees, other operating costs of $1,310, interest expense of $533, offset by interest income on the Trust Fund investment of $18,025.

Net loss of $262,609 for the period from August 20, 2003 (inception) to June 30, 2005 consisted of $53,655 of travel expenses, $117,881 of capital-based taxes, $444,543 of professional fees, $7,500 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $16,671, other operating costs of $3,374, interest expense of $1,111, offset by interest income on the Trust Fund investment of $382,126.

We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 was paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions, and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. As of June 30, 2005, we have $345,426 in cash available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2005, there was approximately $23,638,151 held in the trust fund.

We expect to use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 23, 2006, assuming that a business combination is not consummated during that time. From our initial public offering through March 23, 2006, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $100,000 of expenses for the due diligence and investigation of a target business, $90,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Sherleigh Associates LLC ($500 per month for two years) and $273,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums. We continue to incur expenses related to our search for target businesses with which to complete a business combination. We do not believe we will need to raise additional funds, other than those funds we raised in our initial public offering, in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such fund raising simultaneously with the consummation of a business combination.

Commencing on March 17, 2004 and ending upon the acquisition of a target business, we incur a fee from Sherleigh Associates LLC of $500 per month for providing us with office space and certain office and secretarial services. Jack Silver, one of our Initial Stockholders, is the principal investor and manager of Sherleigh Associates.

We will be forced to liquidate if we do not sign a letter of intent, an agreement in principle or a definitive agreement by September 23, 2005 with a target business in connection with a business combination. If we sign such an agreement, we will have an additional six months to consummate the business combination with such target business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2005, we have used approximately $504,000 of cash for operating activities and expenses.

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

GREAT WALL ACQUISITION CORPORATION
(Registrant)

Date: August 15, 2005	By: /s/ Kin Shing Li
Name: Kin Shing Li
Title: Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)