Form 10QSB
period 2005-09-30
GREAT WALL ACQUISITION CORP
filed 2005-11-21
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 17, 2005, the Company had 5,515,975 shares of its common stock, par value $0.0001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I -   FINANCIAL INFORMATION

Item 1.  Financial Statements

Great Wall Acquisition Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash	$236,838	$688,542
Money market funds - held in trust	696	1,328
Investment in Treasury Bills - held in trust	23,831,510	23,364,404
Prepaid expenses	469	3,003
Total current assets	24,069,513	24,057,277
Total assets	$24,069,513	$24,057,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$144,618	$80,626
Capital and income taxes payable	68,330	67,312
Deferred interest	134,051	40,757
Total current liabilities	346,999	188,695
Common stock subject to possible redemption - 902,744 shares at redemption value	4,629,887	4,629,887

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 20,000,000 shares; issued and outstanding - 5,515,975 shares (including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	19,380,508	19,380,508
Deficit accumulated during development stage	(288,433)	(142,365)
Total stockholders’ equity	19,092,627	19,238,695
Total liabilities and stockholders’ equity	$24,069,513	$24,057,277

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	Period from August 20, 2003 (inception) to September 30, 2005	Three Months Ended September 30,		Nine Months Ended September 30,
	(cumulative)	2005	2004	2005	2004
Operating expenses:
Travel	$80,634	$26,979	$14,173	$45,245	$20,232
Capital based taxes	143,130	25,249	—	75,818	—
Professional fees	565,383	120,840	9,870	380,792	19,156
Rent	9,000	1,500	1,500	4,500	3,242
Transfer agent fees	22,931	6,260	2,742	12,333	5,725
Other operating costs	3,634	260	571	810	1,881
Loss from operations	(824,712)	(181,088)	(37,956)	(519,498)	(59,336)
Interest income	537,390	155,264	65,745	373,430	83,770
Interest expense	(1,111)	—	(247)	—	(780)
Income (loss) before provision for income taxes	$(288,433)	(25,824)	36,642	(146,068)	32,754
Provision for income taxes	—	—	9,100	—	9,100
Net income (loss)	$(288,433)	$(25,824)	$27,542	$(146,068)	$23,654
Net income (loss) per common share - basic and diluted		$(0.00)	$0.00	$(0.03)	$0.01
Weighted average number of common shares outstanding - basic and diluted		5,515,975	5,515,975	5,515,975	4,248,973

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity (Unaudited)
Period from August 20, 2003 (Inception) to September 30, 2005 (Cumulative)

	Common Stock		Additional	Deficit Accumulated During	Total
			Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders (140,000 shares at $0.00005 per share and 860,000 shares at $0.029062 per share)	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	100	24,900	(1,213)	23,787

Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter	—	—	100	—	100
Net loss	—	—	—	(141,152)	(141,152)
Balance, December 31, 2004	5,515,975	552	19,380,508	(142,365)	19,238,695
Net loss	—	—	—	(146,068)	(146,068)
Balance, September 30, 2005	5,515,975	$552	$19,380,508	$(288,433)	$19,092,627

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Period from
	August 20, 2003
	(inception) to	Nine Months Ended
	September 30,	September 30,
	2005
	(cumulative)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(288,433)	$(146,068)	$23,654
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on Treasury Bills	(670,592)	(466,702)	(104,699)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(469)	2,534	(5,745)
Increase (decrease) in -
Accrued expenses	144,618	63,992	15,178
Capital and income taxes payable	68,330	1,018	9,100
Deferred interest	134,051	93,294	20,929
Net cash used in operating activities	(612,495)	(451,932)	(41,583)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in money market funds	(696)	632	—
Purchase of Treasury Bills	(226,198,918)	(169,746,404)	(23,161,015)
Maturity of Treasury Bills	203,038,000	169,746,000	—
Payment of deferred acquisition costs			(77,380)
Net cash provided by (used in) investing activities	(23,161,614)	228	(23,238,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	27,095,850
Proceeds from issuance of stock option	100	—	100
Payment of costs of public offering	(3,110,003)	—	(3,068,343)
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	35,000	—	—
Repayment of notes payable, stockholders	(35,000)	—	(35,000)
Net cash provided by financing activities	24,010,947	—	23,992,607

Net increase (decrease) in cash	236,838	(451,704)	712,629
Cash at beginning of period	—	688,542	18,340
Cash at end of period	$236,838	$236,838	$730,969

See accompanying notes to financial statements.

Great Wall Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2005 and 2004

1. Basis of Presentation

The financial statements of Great Wall Acquisition Corporation (the “Company”) at September 30, 2005, for the three months and nine months ended September 30, 2005 and 2004, and for the period from August 20, 2003 (inception) to September 30, 2005 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2005 and 2004, and for the period from August 20, 2003 (inception) to September 30, 2005 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission.

2. Organization and Business Operations

The Company was incorporated on August 20, 2003 as a blank check company whose objective is to acquire an operating business having its primary operations in the People’s Republic of China (“Business Combination”). The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective March 17, 2004. The Company consummated the Initial Public Offering on March 23, 2004 and received net proceeds of approximately $21,225,000 (Note 3). On March 30, 2004, the underwriters exercised their over-allotment option, and the Company received additional net proceeds of approximately $2,761,000 (Note 3). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of the (i) consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as a trading security, which is recorded at its market value of approximately $23,831,510 at September 30, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying statements of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. If stockholders (“Public Stockholders”) owning 20% or more of stock issued in the Initial Public Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheets and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest.

With respect to the Business Combination, all of the Company’s stockholders prior to the Initial Public Offering, including the Company’s chairman of the board and chief executive officer and other former members of the Company’s board of directors (“Initial Stockholders”), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the Public Stockholders holding a majority of the shares sold in the Initial Public Offering. After consummation of the Business Combination, all of these voting safeguards terminate.

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company, without stockholder approval, if the Company did not consummate a Business Combination by September 23, 2005 (18 months from the date of the consummation of the Initial Public Offering), or by March 23, 2006 (24 months from the consummation of the Initial Public Offering) if certain extension criteria were satisfied. On September 13, 2005, the Company satisfied the criteria for the six month extension by entering into Letters of Undertaking with shareholders of ChinaCast Communication Holdings Limited (“ChinaCast”) who hold in the aggregate 51.2% of ChinaCast’s issued and outstanding ordinary shares (the “Majority Shareholders”), pursuant to which the Majority Shareholders agreed to accept a pre-conditional voluntary tender offer (the “Tender Offer”) made by the Company (See Note 8).

3. Initial Public Offering

On March 23, 2004, the Company sold 4,000,000 units (“Units”) in the Initial Public Offering. On March 30, 2004, the Company sold an additional 515,975 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 upon the completion of a Business Combination with a target business and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In connection with the Initial Public Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 400,000 Units at an exercise price of $9.90 per Unit. In addition, the Warrants underlying such Units are exercisable at $6.95 per share.

If the Tender Offer is not consummated by March 23, 2006, the Company will be forced to liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the price per share in the Initial Public Offering due to costs related to the Initial Public Offering and Company operations and since no value would be realized on the Warrants.

4. Commitments

The Company entered a consulting agreement as of April 1, 2005 with a third party to assist it with a finding a target business and consummating a Business Combination. The initial term of the consulting agreement was October 1, 2005, which was extended to March 23, 2006 by mutual agreement of both parties. This consulting agreement may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month and reasonable travel and out-of-pocket expenses. During the three months ended September 30, 2005, the Company paid this consultant $30,000 in fees, which are included in professional fees for this period.

5. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6. Common Stock

On January 7, 2004, the Company’s Board of Directors authorized a two for one forward stock split of its common stock. All references in the accompanying financial statements to share numbers have been retroactively restated to reflect the stock split.

7. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the relevant period.

At September 30, 2005 and 2004, 10,231,950 shares of common stock were reserved for issuance upon exercise of the Warrants and the underwriter’s unit purchase option. Since the related average market price of the Company’s common stock for the three months and nine months ended September 30, 2004 were less than the exercise price of the Warrants and the option, the underlying shares were not included in the calculation of diluted income per share for such periods.

Since the Company incurred a net loss during the three months and nine months ended September 30, 2005, the loss per share calculation for such periods excludes the effect of the Warrants and option, since their effect would have been anti-dilutive.

8. Tender Offer For Proposed Business Combination

On September 13, 2005, the Company entered Letters of Undertaking with the ChinaCast Majority Shareholders. Pursuant to the terms of the Tender Offer, each shareholder of ChinaCast will have the option to receive for the tender of such shareholder’s ChinaCast ordinary shares (the “ChinaCast Shares”) (i) one share of the Company’s common stock for every 21.29 shares of ChinaCast Shares tendered (the “Stock Offer”), or (ii) a cash payment of 0.28 Singapore dollars (US$0.167, based on the exchange rate of 1.6810 on September 13, 2005) for each of the ChinaCast Shares tendered. The Majority Shareholders irrevocably and unconditionally agreed to accept the Stock Offer. If the Tender Offer is consummated, ChinaCast and its subsidiaries will become subsidiaries of the Company. The Tender Offer and the related transactions require approval by the holders of a majority of the shares sold in the Initial Public Offering (See Note 2).

ChinaCast was incorporated under the laws of Bermuda on November 20, 2003 as an exempted company with limited liability, and as the holding company for a public flotation in Singapore of ChinaCast’s business. ChinaCast’s principal subsidiary, ChinaCast Technology (BVI) Limited (“ChinaCast Technology”), was founded in 1999 to provide ChinaCast Co., a company founded by ChinaCast’s Executive Director, with funding for its satellite broadband Internet services. ChinaCast is one of the leading providers of e-learning services and content to address the needs of K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. ChinaCast is headquartered in Beijing with offices in Shanghai, Hong Kong and Singapore, and currently employs more than 160 employees throughout these locations.

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

Plan of Operation

We had a net loss of $25,824 for the three months ended September 30, 2005 as compared to net income of $27,542 for the three months ended September 30, 2004. The net loss was primarily the result of an increase in operating expenses in connection with, among other things, our due diligence of potential target businesses and the associated professional fees and travel expenses, which was not fully offset by interest income.

For the three months ended September 30, 2005, we incurred $26,979 of travel expenses, $25,249 of capital based taxes, $120,840 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $6,260 of transfer agent fees, other operating costs of $260, offset by interest income on the Trust Fund investment of $155,264. As of April 1, 2005, we entered into a consulting agreement with a third party to assist us with finding a target business and consummating a Business Combination. The term of this consulting agreement was extended to March 23, 2006 by mutual agreement of both parties. This consulting agreement may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. The consultant is assisting us with, among other things, organizing and managing the due diligence process with respect to ChinaCast, negotiating and structuring the Tender Offer (as discussed below), and analyzing ChinaCast’s financial statements, business plan and prospects. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month and reasonable travel and out-of-pocket expenses. During the three months ended September 30, 2005, we paid this consultant $30,000 in fees, which are included in professional fees for this period.

For the three months ended September 30, 2004, we incurred $14,173 of travel expenses, $9,100 of capital based taxes, $9,870 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $2,742 of transfer agent fees, other operating costs of $571, interest expense of $247, offset by interest income on the Trust Fund investment of $65,745.

We had a net loss of $146,068 for the nine months ended September 30, 2005 as compared to net income of $23,654 for the nine months ended September 30, 2004. The net loss was the result of an increase in operating expenses in connection with, among other things, our due diligence of potential target businesses and the associated professional fees and travel expenses, and our filing reports under the Securities Exchange Act of 1934 during the entire nine month period of 2005, which was not fully offset by interest income.

For the nine months ended September 30, 2005, we incurred $45,245 of travel expenses, $75,818 of capital based taxes, $380,792 of professional fees, $4,500 of expenses pursuant to a monthly administrative services agreement, $12,333 of transfer agent fees, other operating costs of $810, offset by interest income on the Trust Fund investment of $373,430. In addition to the consulting agreement discussed above, pursuant to an agreement we entered as of October 1, 2004 which we terminated in March 2005, we incurred consulting fees of $30,000 for due diligence of a prospective target business for a business combination, plus an additional $6,883 of expenses incurred by this consultant, all of which are included in professional fees above.

For the nine months ended September 30, 2004, we incurred $20,232 of travel expenses, $9,100 of capital based taxes, $19,156 of professional fees, $3,242 of expenses pursuant to a monthly administrative services agreement, $5,725 of transfer agent fees, other operating costs of $1,881, interest expense of $780, offset by interest income on the Trust Fund investment of $83,770.

Net loss of $288,433 for the period from August 20, 2003 (inception) to September 30, 2005 consisted of $80,634 of travel expenses, $143,130 of capital based taxes, $565,383 of professional fees, $9,000 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $22,931, other operating costs of $3,634, interest expense of $1,111, offset by interest income on the Trust Fund investment of $537,390.

We consummated the Initial Public Offering on March 23, 2004. Gross proceeds were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 was paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions, and the offering expenses, the net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. As of September 30, 2005, approximately $23,832,205 was held in the trust fund.

We intend to use substantially all of the net proceeds of the Initial Public Offering that is outside of the trust fund to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Tender Offer. If we effect the Tender Offer, the Initial Public Offering proceeds not otherwise expended will be used to finance the operations of ChinaCast. We continue to incur expenses related to our diligence, negotiations and consummation of the Tender Offer. As of September 30, 2005, we had $236,838 of cash outside of the trust fund. After deducting accrued expenses of $144,618 and taxes payable of $68,330, as of September 30, 2005, we had approximately $24,000 of cash outside of the trust fund available for general and administrative expenses as well as for fees and expenses required to complete the Tender Offer, including legal and accounting fees. We anticipate that the costs required to consummate the Tender Offer would greatly exceed our available cash. Accordingly, we will not be able to consummate the Tender Offer without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses).

Commencing on March 17, 2004 and ending upon the acquisition of ChinaCast or our liquidation, we incur a fee from Sherleigh Associates LLC of $500 per month, included in expenses pursuant to a monthly services agreement, for providing us with office space and certain office and secretarial services. Jack Silver, one of our Initial Stockholders, is the principal investor and manager of Sherleigh Associates.

Our certificate of incorporation provided for our mandatory liquidation, without stockholder approval, if we did not consummate a business combination by September 23, 2005 (18 months from the date of the consummation of the Initial Public Offering), or by March 23, 2006 (24 months from the consummation of the Initial Public Offering), if certain extension criteria were satisfied. On September 13, 2005, we entered Letters of Undertaking with the Majority Shareholders, pursuant to which they agreed to accept the Tender Offer. As a result of entering these Letters of Undertaking, we have until March 23, 2006 to consummate the Tender Offer. If the Tender Offer is not consummated by March 23, 2006, the Company will be forced to liquidate. As of the date of filing this quarterly report, we have not received the financial statements of ChinaCast prepared in accordance with US GAAP that would need to be included in any proxy statement or information statement/prospectus that we file with the SEC in connection with the Tender Offer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation as of September 30, 2005, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of September 30, 2005, there was approximately $23,832,205 held in the trust fund.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-QSB.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

On September 14, 2005, we filed a current report on Form 8-K to announce the signing of the Letters of Undertaking with ChinaCast’s Majority Shareholders. In such current report, we disclosed that ChinaCast’s financial statements were prepared in accordance with International Standards of Auditing and were in the process of being prepared in accordance with US GAAP. We expected to receive ChinaCast’s financial statements prepared in accordance with US GAAP on or prior to September 30, 2005. As of the date of filing this quarterly report, we have not received such financial statements and we cannot make any assurances as to whether we will receive them. We are required to include ChinaCast’s US GAAP financial statements in any proxy statement or information statement/prospectus that we file with the SEC in connection with the Tender Offer.

Item 6.  Exhibits.

10.12	Form of Letter of Undertaking (incorporated herein by reference to Exhibit 10.12 to Great Wall Acquisition Corporation’s Current Report on Form 8-K, filed with the SEC on September 14, 2005).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WALL ACQUISITION CORPORATION (Registrant)

Date: November 21, 2005	By:	/s/ Kin Shing Li
Name: Kin Shing Li
Title: Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)