Form 10QSB/A
period 2005-09-30
GREAT WALL ACQUISITION CORP
filed 2006-03-02
CIK 1261888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Great Wall Acquisition Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-QSB/A (the “Amendment”) to amend its quarterly report for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 21, 2005. The purpose of this Amendment is to amend Item 6 of Part II to include as an exhibit a copy of the cooperation commitment letter that the Company received from Chinacast Communication Holdings Limited on September 13, 2005. Except for the cover page and this explanatory note, which have been updated, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-QSB.

PART II -  OTHER INFORMATION

Item 6.   Exhibits.

10.12	Form of Letter of Undertaking (incorporated herein by reference to Exhibit 10.12 to Great Wall Acquisition Corporation’s Current Report on Form 8-K, filed with the SEC on September 14, 2005).

10.13	Cooperation Commitment letter from Chinacast Communication Holdings Limited.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WALL ACQUISITION CORPORATION (Registrant)

Date: February 28, 2006	By:	/s/ Kin Shing Li
Name: Kin Shing Li
Title: Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)