Form 10KSB
period 2005-12-31
GREAT WALL ACQUISITION CORP
filed 2006-05-05
CIK 1261888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________
FORM 10-KSB

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2005

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

Issuer’s telephone number, Including Area Code: (212) 753-0804

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two
Warrants to purchase shares of Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☑ NO ☐

The issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer was approximately $23,804,140 based on the closing bid price of $5.52 per share of common share as reported by the OTC Bulletin Board on March 27, 2006.

As of March 24, 2006, there were 5,515,975 shares of common stock, $.0001 par value per share, outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

i

PART I.

Item 1.  Description of Business

Great Wall Acquisition Corporation is a blank check company organized on August 20, 2003 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People’s Republic of China (“PRC”). On March 23, 2004, we consummated our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants. Each warrant will entitle the holder to purchase from us one share of our common stock at an exercise price of $5.00 per share. On March 30, 2004, we sold an additional 515,975 units which were subject to the underwriters over-allotment option. The units sold in these offerings were sold at an offering price of $6.00 per unit, generating gross proceeds of $27,095,850. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into a trust fund and the remaining proceeds of $825,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. From August 20, 2003 (the date of our inception) through December 31, 2005, we have used approximately $719,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was approximately $24,040,000 held in the trust fund.

Recent developments

As previously announced, on September 13, 2005, Great Wall announced that holders of a majority of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (the “ChinaCast Majority”) have irrevocably agreed to accept a pre-conditional voluntary tender offer to be made by Great Wall, under which each ChinaCast shareholder will have the option to receive for the tender of his or her shares of Great Wall common stock or cash. ChinaCast is one of the leading providers of e-learning services and content to K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. Additional information concerning ChinaCast and the proposed acquisition is contained in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 14, 2005, and our definitive proxy statement, dated March 8, 2006, both of which are available on the SEC’s website at www.sec.gov.

Great Wall has entered Letters of Undertaking with shareholders of ChinaCast holding in the aggregate 51.15% of the outstanding ChinaCast shares, in which they agree to tender into Great Wall’s Offer and elect the Stock Offer. Pursuant to their respective Letters of Undertaking, the ChinaCast Majority irrevocably and unconditionally also agreed, among other things:

•
except as otherwise permitted by the Letter of Undertaking, to not transfer, dispose of or create an encumbrance on any of their ChinaCast shares from September 13, 2005 (the “Commencement Date”), until the earlier of the date that the Offer lapses unconsummated or Great Wall withdraws the Offer (the “Expiration Time”);

•	to not breach their obligations under the Letters of Undertaking;

•
except with Great Wall’s prior written consent, during the period from the Commencement Date and ending at the Expiration Time, to not directly or indirectly solicit, encourage, vote in favor of, initiate or participate in any tender (including without limitation accepting any tender offer), negotiations, discussions or resolutions with respect to any expression of interest, offer or proposal by any person other than Great Wall to acquire an interest in all or a substantial part of the business, operations or undertakings of ChinaCast and its subsidiaries or in five percent or more of the issued share capital of ChinaCast, acquire control of ChinaCast or otherwise acquire or merge with ChinaCast;

•	within seven business days after the date of dispatch of the offer document in respect of the Offer, to tender their ChinaCast shares and elect the Stock Offer; and

•
notwithstanding any rights of withdrawal under the Singapore Code on Takeovers and Mergers, to not withdraw any of their ChinaCast shares tendered, unless the Offer lapses without Great Wall’s having accepted their tendered shares or is withdrawn by Great Wall.

Upon purchase of at least a majority of ChinaCast shares, ChinaCast and its subsidiaries will become subsidiaries of Great Wall, which in turn will be at least 65.8% owned by former ChinaCast shareholders (assuming no Public Shareholders exercise conversion rights with respect to the acquisition). Assuming that all current ChinaCast shareholders (including the ChinaCast Majority) elect the Stock Offer for all of their ChinaCast shares, an aggregate of approximately 20,752,301 shares of additional Great Wall common stock will be issued, representing approximately 79% of the Great Wall common stock that would be outstanding after giving effect to such issuance (and assuming no Public Shareholders exercise conversion rights with respect to the acquisition). If Public Shareholders elect conversion, the percentage ownership of the combined company by former ChinaCast stockholders will increase to between a minimum of 74.1% and a maximum of 84.8%. In connection with and subject to completion of the transaction, Great Wall will also increase its authorized capital stock.

As also previously announced, on March 21, 2006 Great Wall’s stockholders approved an amendment its certificate of incorporation to extend the date by which it must complete a business combination in order to avoid liquidation from March 23, 2006 to December 31, 2006. The amendment became effective that day. Under Great Wall’s charter, the holders of a majority of the Company’s outstanding shares must approve the proposed acquisition. Great Wall expects to call a special meeting of stockholders to approve the acquisition as soon as possible after completing necessary regulatory procedures. Upon receipt of approval by the holders of a majority of the outstanding shares (unless holders of 20% or more of the Public Shares vote against the acquisition or request conversion of their shares into pro rata portions of the IPO trust account pursuant to Great Wall’s charter), Great Wall will make the Offer for at least a majority and up to all ChinaCast shares in accordance with the Singapore Code on Take-overs and Mergers. If timing constraints require and Singapore takeover law permits, Great Wall might seek to acquire the shares of the ChinaCast Majority in private purchases or otherwise.

ChinaCast and the ChinaCast Majority have expressed to Great Wall its continuing interest in the proposed acquisition. Great Wall believes that the ChinaCast Majority will adjust their undertakings to accommodate a later acquisition closing, since it is Great Wall’s status as a public company in the United States that is the principal component of its attractiveness to ChinaCast and its shareholders. Great Wall is in the process of seeking to obtain such confirmation from the ChinaCast Majority, although their undertakings remain in effect so long as the Offer is outstanding, which under Singapore law is until ten months from the date of commencement, or July 13, 2006. If they are not obtained, Great Wall will abandon the proposed acquisition.

If the proposed ChinaCast acquisition is presented to Great Wall stockholders for approval, Public Shareholders will have the right to vote against the proposed acquisition and convert their Shares. If the maximum permissible number of Public Shares elect conversion at the acquisition proposal without its being abandoned, approximately $4,724,000 of the IPO trust account would be disbursed, leaving approximately $18,909,000 available for the acquisition of ChinaCast. Great Wall believes that whatever the total amount distributed on conversion to Public Shareholders might be, it would be immaterial to the combined company after consummation of the ChinaCast acquisition in light of ChinaCast’s cash position of approximately US$45,000,000 as of December 31, 2005 (as reported in its publicly-available unaudited 2005 financial statements), and will seek standby credit facilities, at market rates then available to us and on other arm’s-length terms and conditions, to ensure it has sufficient funds to pay all of the ChinaCast shareholders electing cash instead of Great Wall stock. The Company does not have any such arrangements in place, but when and if they are arranged, they will be part of the transaction expenses which we expect the combined company to pay after completion of the ChinaCast acquisition, and for which Messrs. Kin Shing Li and Justin Tang, two of the Company’s pre-IPO stockholders (Mr. Li is also the Company's chairman), will be responsible under their indemnification obligations to the Company, if it does not. If neither such source is available to pay such expenses, it is possible that Great Wall creditors (vendors or service providers) could seek to recover these expenses from the IPO trust account, which could ultimately deplete the IPO trust account and reduce a stockholder’s current pro rata portion of the IPO trust account upon liquidation.

Extending the date by which Great Wall may complete the proposed ChinaCast acquisition will result in the Company’s incurring substantial additional transaction expenses, and may also result in securities law and other claims being made against the Company whose holders might seek to have the claims satisfied from funds in the IPO trust account. The Company believes that if no material liabilities are sought to be satisfied from the IPO trust account and the proposed acquisition is later disapproved, its stockholders at that time would receive the same liquidation proceeds as if Great Wall were liquidated as of March 23, 2006 (excluding additional interest earned between that date and the disapproval or December 31, 2006). Great Wall stockholders who remain such at consummation of the ChinaCast acquisition would, however, be owners of a company whose cash resources had been reduced from those anticipated, at the time the Letters of Undertaking were signed, to be available for that acquisition. If material liabilities are sought to be satisfied from the IPO trust account, however, its cash resources could possibly be reduced or subject to reduction beyond the reduction resulting from stockholder conversions, which could result in the reduction of a stockholder’s current pro rata portion of the IPO trust account upon liquidation. Great Wall believes that whatever that reduction might be, however, it would be immaterial to the combined company. Moreover, attendant litigation could result in delay in the availability of IPO trust account funds for use by the Company in completing the ChinaCast acquisition.

In connection with the Company’s IPO, Messrs. Li and Tang agreed to indemnify Great Wall to the extent necessary to ensure that certain liabilities do not reduce funds in the IPO trust account. They have reaffirmed those obligations, and the obligations remain in effect and extend to transaction expenses to be incurred in connection with Great Wall’s seeking to complete the ChinaCast acquisition as well as the costs of defending claims referred to in the preceding paragraph. Since they are not collateralized or guaranteed, however, Great Wall cannot assure you that Messrs. Li and Tang would be able to satisfy their obligations if material liabilities are sought to be satisfied from the IPO trust account.

In summary, the current timeline will involve:

•	submitting proxy and registration materials regarding the proposed acquisition for SEC review promptly upon delivery of ChinaCast’s audited financial statements for 2005;

•	completing the SEC review process;

•	obtaining final approval of the Securities Industry Council of Singapore for the extension of the time to complete the pre-conditions to the ChinaCast acquisition;

•	establishing a meeting date and record date for considering the proposed acquisition, and distributing proxy materials to stockholders;

•	holding a special meeting to consider the proposed acquisition; and

•	commencing the tender offer for ChinaCast upon approval of the acquisition proposal by Great Wall stockholders.

If Great Wall either receives valid acceptances from at least 90% of the outstanding ChinaCast shares (excluding any ChinaCast shares held by Great Wall, its subsidiaries or their nominees at the date of the Offer, if any), or acquires 95% or more of the outstanding ChinaCast shares at any time, Great Wall may exercise its right, in accordance with the provisions of the Companies Act of 1981 of Bermuda, as amended, to compulsorily acquire any remaining ChinaCast shares not tendered in the Offer.

As a result of extending the date by which Great Wall may complete the proposed ChinaCast acquisition, Great Wall is also seeking to amend the IPO trust agreement to prohibit any further changes in the distribution of IPO trust account funds unless each and every Great Wall stockholder specifically agrees in writing to such change. The purpose of this amendment is to effectively preclude any additional extension of the period in which Great Wall is permitted to consummate a business combination and further preclude any delay in the liquidation of the IPO trust account in the event Great Wall does not consummate the ChinaCast acquisition within such time period. We are in discussions with the IPO trust account trustee to effectuate this amendment. These discussions have not been concluded at the date of this report. If they are not concluded, the trust agreement contemplates that the trustee will, after March 17, 2006, and unless it has received appropriate disbursement instructions from the Company, deposit the funds in the IPO trust account with the United States District Court for the Southern District of New York. If the trustee does so, the Company would seek to have the funds distributed from the Court into an alternative trust arrangement with another suitable trustee that is consistent with the current IPO trust agreement and effectuates these amendments. This process might result in a delay in making conversion payments to Public Shareholders who vote against the ChinaCast acquisition and elect conversion or who are entitled to liquidation proceeds from the IPO trust account, and would also result in additional expense to the Company which, if not indemnified by Messrs. Li and Tang, could be sought to be recovered from the IPO trust account. This in turn might reduce the amount of the pro rata portion of the IPO trust account to which Public Shareholders electing conversion or upon liquidation would be entitled.

In December, Great Wall received ChinaCast’s U.S. GAAP financial statements, through June 30, 2005, and has recently received ChinaCast’s audited financial statements for all of 2005, which are required for the proxy material to be used in connection with consideration of the proposed acquisition. The delay in receipt of ChinaCast’s June 30, 2005 audited financial statements was a principal factor in delaying the process of seeking Great Wall stockholder approval for the proposed acquisition. Great Wall believes that delays in receiving ChinaCast financial statements will not recur in the future, since ChinaCast has already committed to preparing financial statements in accordance with U.S. GAAP in connection with changes in its existing American Depositary Receipts (ADR) program, and, upon completion of the proposed acquisition, will probably prepare financial statements of the combined company only in accordance with U.S. GAAP. Subject to receiving final approval of the Securities Industry Council of Singapore to extend the time to complete the pre-conditions to the ChinaCast acquisition, Great Wall expects to submit the proposed acquisition to stockholders, as soon as possible after completion of that audit. If audited financial statements and any required interim financial statements are not made available to Great Wall in time for Great Wall to submit the acquisition to stockholders before the December 31, 2006 deadline, Great Wall management will abandon the acquisition.

In all events, Public Shareholders will remain entitled to share in the liquidation of the IPO trust account if the proposed acquisition is not completed.

Great Wall shareholders should be aware that because extending the period during which Great Wall could consummate a business acquisition was not contemplated by its IPO prospectus, they may have securities law claims against the Company for rescission (under which a successful claimant has the right to receive the total amount paid for his or her shares pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Rescission and damages claims would not necessarily be finally adjudicated by the time the ChinaCast acquisition may be completed, and such claims would not be extinguished by consummation of that transaction. Such claims may entitle stockholders asserting them to more than the pro rata shares of the IPO trust account to which they are entitled on conversion or liquidation. If they do, holders of such claims, who may include all stockholders who own shares issued in Great Wall’s IPO, might seek to have the claims satisfied from funds in the IPO trust account. If extending the date by which Great Wall may complete the proposed ChinaCast acquisition results in the Company’s incurring material liability as a result of potential securities law claims, the IPO trust account could be depleted to the extent of any judgments arising from such claims, together with any expenses related to defending such claims that are not fully indemnified. A consequence might be that holders of Public Shares who elect conversion at the acquisition vote would not receive the entire amount of their pro rata portion of the IPO trust account to which they would otherwise be entitled, or might be unable to satisfy a rescission or damages award. Great Wall cannot predict whether stockholders will bring such claims, how many might bring them or the extent to which they might be successful. Moreover, attendant litigation could result in delay in payments to Public Shareholders of IPO trust account funds on conversion or liquidation.

If Great Wall were to become subject to such claims as a result of extending the date by which Great Wall may complete the proposed ChinaCast acquisition, the IPO trust account could be depleted by those claims (in addition to other claims for goods purchased, services rendered or other matters in connection with its efforts to complete the ChinaCast acquisition) to the extent of any judgments arising from such claims, together with any expenses related to defending such claims that are not fully indemnified. A consequence might be that holders of Public Shares who elect conversion on the proposed ChinaCast acquisition vote would not receive the entire amount of the pro rata portion of the IPO trust account to which they would otherwise be entitled on such conversion or upon liquidation of the Company if the proposed acquisition is not approved and completed.

Depletion of the IPO trust account as a result of claims being made against it as described above could have the consequence of holders of Public Shares not receiving the entire amount of the pro rata portion of the IPO trust account to which they would be entitled if no such claims had been made. This could happen if liabilities to which the Company becomes subject as a result of extending the date by which Great Wall may complete the proposed ChinaCast acquisition or otherwise are satisfied from funds in the IPO trust account and the combined resources of Messrs. Li and Tang are insufficient or unavailable to indemnify the Company for the full amount thereof on liquidation of the Company. If the acquisition is approved and consummated, such depletion of the IPO trust account could have such consequence if liabilities are satisfied from funds in the IPO trust account and the combined company’s and Messrs. Li’s and Tang’s resources together are insufficient or unavailable to indemnify the Company for the full amount of such liabilities.

If Great Wall’s IPO trust account is not depleted by liabilities for securities law claims or other expenses, all Public Shareholders would receive, upon conversion or liquidation, US$5.10 per Share plus interest earned on the IPO trust account to the distribution record date. This per-Share amount may be less than the possible per-Share amount of a successful rescission claim, which could be approximately US$6.00, minus any amount received from sale of the originally-attached warrants. (A rescission award may also bear interest at a higher rate than that earned on IPO trust account funds.) Public Shareholders would also, however, incur costs in prosecuting such claims, which would reduce the per-Share amount they realize. The Company has not sought expert opinion about the possible magnitude of such costs.

Great Wall structured the proposal to extend the date by which it may complete the proposed ChinaCast acquisition to preserve precisely the investment proposition set forth in its IPO prospectus to stockholders who desire it, and substantial costs would be incurred in prosecuting rescission claims. It is impossible, however, to predict how courts may rule in novel cases.

Our search for a business combination

The following is a description of the approach we used in seeking to complete a business combination. We are focusing all our efforts on completing the proposed ChinaCast acquisition, and given the various timing considerations, we do not believe an alternative transaction would be possible under any circumstances.

We believe that the PRC represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

•
prolonged economic expansion within the PRC, including gross domestic product growth of approximately 9% on average over the last 25 years, with, according to China’s National Bureau of Statistics, growth of 9.9% in 2005;

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

We initially focused our search on target businesses in the PRC that were engaged in the technology, media or telecommunications industries, and later expanded our search outside those industries. A summary of our efforts in identifying ChinaCast as a business combination candidate is included in our March 8, 2006 definitive proxy statement.

Government regulations

Government regulations relating to our proposed industries

There may be specific regulations in China relating to foreign ownership of a company in respect of which we propose to complete a business combination. Our target industries of technology, media and telecommunications industries are subject to specific regulatory frameworks in the PRC. In the event we complete the proposed business combination with ChinaCast, we will be subject to PRC laws and regulations, compliance with which may be time-consuming, costly, and subject us to various risks and restrictions on how we operate our business, and may be affected by new legislation in the PRC. We cannot predict the timing or the effect of future developments in the PRC regulatory framework at this time.

Government regulations relating to foreign exchange controls

In the PRC, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the Renminbi, China’s currency, into foreign currencies. Over the past several years, China has relaxed its foreign exchange controls over account transactions. As a result, foreign investment enterprises (“FIEs”) are no longer required to obtain prior approval before entering into certain transactions, but are required to apply to SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure.

With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts, including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring SAFE approval. Conversion of currency in the “capital account,” however, including capital items such as direct investment, loans and securities, still requires SAFE approval. This prior approval may delay or impair our ability to operate following a business combination.

Government regulations relating to taxation

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect to dividends paid to stockholders outside the PRC. If this exemption is removed in the future following a business combination, however, we may be required to deduct certain amounts from dividends we pay to our stockholders to pay corporate withholding taxes. The current rate imposed on corporate withholding taxes is 20%, or 10% for individuals and entities of those countries that entered into the Protocol of Avoidance of Double Taxation with the PRC.

Effecting a business combination

General

Although substantially all of the net proceeds of our initial public offering are to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. We expect the proposed business combination with ChinaCast will involve the acquisition of a company which does not need substantial additional capital but which desires to establish a public trading market for its shares in the United States, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws.

We have only recently identified a target business

Over the past two years, we have conducted extensive discussions with target businesses regarding potential business combinations. In connection with these discussions, we have performed due diligence and incurred consulting, legal, accounting and other costs. Since we have only recently identified a target business for a business combination, there is currently no basis for our stockholders to evaluate the possible merits or risks of that business. Upon successful completion of due diligence review and execution of definitive documentation, we expect to present the proposed business combination to our stockholders for their approval. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Prior to entering into the proposed ChinaCast transaction, our approach in seeking to complete a business combination involved identifying and analyzing target business candidates brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who presented solicited or unsolicited proposals. Our officers and directors and their affiliates also brought to our attention target business candidates. While we do not currently anticipate engaging the services of professional firms that specialize in business acquisitions, in no event, however, would we pay our existing sole director and executive officer or any other Initial Stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has had virtually unrestricted flexibility in identifying and selecting a prospective target business. We initially focused our search on target businesses in the PRC that were engaged in the technology, media or telecommunications industries, and later expanded our search outside those industries. In evaluating a target business, our management considered, among other factors, the following:

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

These criteria were not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination was based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective.

As we have only recently identified a specific business combination candidate, the time and costs required to evaluate it and structure and complete the business combination cannot currently be ascertained with any degree of certainty. In our evaluations of prospective target businesses, we have conducted extensive due diligence reviews, including meeting with the incumbent management of such target businesses, inspecting their facilities, as well as reviewing their financial and other information. We are continuing these activities in the course of pursuing the proposed ChinaCast acquisition.

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

Probable lack of business diversification

While we are not prohibited from seeking to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success will probably be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we have and will continue to closely scrutinize the management of our prospective business combination candidate, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role, if any, of our chairman of the board and chief executive officer, currently our sole director and executive officer, and/or any director or executive officer we may appoint in the future, in the target business cannot currently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that any of our directors will have significant experience or knowledge relating to the operations of the particular target business.

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

In connection with the vote required for any business combination, all of our initial stockholders, which stockholders purchased shares of our common stock prior to our initial public offering and which includes our chairman of the board and chief executive officer and other former members of our board of directors (the “Initial Stockholders”), have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering voting in person or by proxy at the meeting. Unless otherwise agreed, this voting arrangement shall not apply to shares included in units purchased in the open market by any of our Initial Stockholders. We will proceed with the business combination only if the public stockholders, who own at least a majority of the shares of common stock sold in our initial public offering voting in person or by proxy at the meeting, vote in favor of the business combination and less than 20% of the shares held by these public stockholders are converted pursuant to the conversion rights described in the next paragraph.

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

Liquidation if no business combination

Pursuant to our charter, if we do not complete a business combination by December 31, 2006, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Following our dissolution, we would no longer exist as a corporation. Our Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our public offering. There will be no distribution from the trust fund with respect to our warrants.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $5.10, or $0.90 less than the per-unit offering price of $6.00. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. Mr. Li, our chairman of the board and chief executive officer, and Mr. Tang, one of our principal stockholders and an Initial Stockholder, have each agreed pursuant to an agreement with us and Broadband Capital Management that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that Messrs. Li and Tang would be able to satisfy those obligations.

Upon notice from us that we are required to liquidate, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time period.

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

Competition

In identifying, evaluating and selecting a target business with which to enter into a business combination, we have encountered competition from other entities having a business objective similar to ours. Many of these entities with which we have competed are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited as compared to those of many of these competitors. Further:

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

Employees

Mr. Li, our chairman of the board and chief executive officer, is our sole director and executive officer. Mr. Li is not obligated to contribute any specific number of hours per week and he devotes only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate, although he is expected to devote an average of approximately ten hours per week to our business. We do not have and do not intend to have any full time employees prior to the consummation of a business combination.

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

You are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and our units were offered at an initial price of $6.00 per unit, we were and are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.10 per share.

Our funds in trust may not be protected from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. If we liquidate before the completion of a business combination, Mr. Li, our chairman of the board and chief executive officer, and Mr. Tang, one of our principal stockholders and an Initial Stockholder, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Li and Tang will be able to satisfy those obligations.

Since we have only recently selected a target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Since we have only recently entered into an agreement with respect to a proposed business combination, and are currently conducting business, legal and accounting due diligence, our stockholders have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with ChinaCast, we may be affected by numerous risks inherent in its business operations. Additionally, while we intend to focus all of our business efforts on completing the proposed ChinaCast acquisition, as the transaction is subject to approval of our stockholders as well as a satisfactory completion of business, legal and accounting due diligence, it is possible that we will not complete it. Given the timing of the Letters of Undertaking and our charter constraints, we do not believe that we could identify and consummate an alternative transaction if the ChinaCast transaction is not completed. We also cannot assure you that an investment in our units, common stock or warrants will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

The PRC has enacted and continues to enact regulations for various industry segments to prohibit or restrict foreign investment. Any changes to these regulations or the enactment of additional regulations could severely impair our ability to consummate a business combination.

The PRC has enacted regulations for various industry segments to prohibit or restrict foreign investment. For instance, the technology and media industry segments, two of the industry segments on which we have focused, are politically sensitive areas of the PRC economy and have been subject to many rules and regulations. Many of the rules and regulations in the PRC that we may face may not be explicitly communicated and there may be uncertainties regarding proper interpretations of current and future laws and regulations in the PRC. In addition, the PRC may enact regulations to prohibit or restrict foreign investment in industries currently without a regulatory framework. All of these factors could severely impair our target business’ operations. If the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

The PRC currently “pegs” its currency to the United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the value of the Chinese currency for causing job losses in American factories, giving Chinese exporters an unfair advantage and making U.S. exports to China expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, the United States Congress is considering legislation that would require the United States treasury secretary to report to Congress whether the PRC is manipulating its currency to gain a trade advantage. If Congress deems this to be the case, tariffs would be imposed on Chinese imports in addition to those already in force. If additional tariffs are imposed, it is possible that China-based companies will no longer maintain the significant price advantages over foreign companies, including the United States, on their goods and services. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our target companies are likely to be adversely affected since the current competitive advantages that exist as a result of existing currency policies will cease.

A target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles.

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

Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still requires approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC's current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect to dividends paid to stockholders outside the PRC. If the foregoing exemption is removed in the future following a business combination, however, we may be required to deduct certain amounts from dividends we pay to our stockholders to pay corporate withholding taxes. The current rate imposed on corporate withholding taxes is 20%, or 10% for individuals and entities of those countries that entered into the Protocol of Avoidance of Double Taxation with the PRC.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. After consummation of our initial public offering, there were 4,252,075 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Broadband Capital Management, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock was available for issuance. Although we have no unconditional commitment as of the date of this annual report to issue our securities, we will, if it is completed, issue a substantial number of additional shares of our common stock in the proposed ChinaCast acquisition and will in connection with and subject to completion of the acquisition, increase our authorized capital stock. The issuance of additional shares of our common stock or any number of shares of our preferred stock may:

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

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel, which currently consists of our chairman of the board and chief executive officer. The future role of such sole director and executive officer, and/or any director or executive officer we may appoint in the future, in a target business, however, cannot currently be ascertained. Although it is possible that our sole director and executive officer, and/or any director or executive officer that we may appoint in the future, will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we have and will continue to closely scrutinize the management of a target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our sole director and executive officer allocates his time to other businesses, which could cause a conflict of interest as to which business he presents as a viable acquisition opportunity.

Mr. Li, our chairman of the board and chief executive officer, is our sole director and executive officer and is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses. In addition, we may appoint new directors and executive officers in the future who will most likely not be required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those to be conducted by us. Mr. Li, and any directors or executive officers that we may appoint in the future, may become aware of business opportunities which may be appropriate for presentation to us as well as other entities with which they are currently or may in the future be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Our sole director and executive officer owns shares of our securities that will not participate in liquidation distributions and therefore he may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Mr. Li, our chairman of the board and chief executive officer, owns stock in us, but he has waived his right to receive distributions upon liquidation. Our two former directors Dr. Xiaolin Zhong and Dr. Ya-qin Zhang, and our other Initial Stockholders own stock in us, but they have also waived their rights to receive distributions upon liquidation. Additionally, each of Mr. Li and Mr. Tang, one of our Initial Stockholders, or their affiliates, purchased warrants in the open market following our initial public offering. The shares and warrants owned by our Initial Stockholders will be worthless if we do not consummate a business combination. The personal and financial interests of our chairman of the board and chief executive officer and other Initial Stockholders may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, such persons’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

The net proceeds from our initial public offering provided us with only approximately $23,986,000 which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We have encountered intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses has been limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction; our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination; and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have only recently entered into an agreement with a target business, we are in the process of ascertaining the capital requirements for the proposed ChinaCast transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Our sole director and executive officer and our stockholders are not required to provide any financing to us in connection with or after a business combination.

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

We do not believe that our principal activities subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not provided for.

If our sole director and executive officer is unable to examine interested transactions with a neutral, unbiased view, it could result in actions taken or expenses incurred on our behalf that may not be in our best interests.

Mr. Li, our chairman of the board and chief executive officer, owns shares of our securities and, although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he has received and will continue to receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, any new directors that are appointed to our board will most likely not receive compensation for services rendered prior to or in connection with a business combination, but they will be entitled to receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there has been and will not be any review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because our directors may not be deemed “independent” under the guidelines of the North American Securities Administrators Association, Inc., we may not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our board of directors on our behalf have been and will continue to be in our best interest, we cannot assure you that this is or will actually be the case. If actions are taken, or expenses are incurred, that are actually not in our best interest, it could have a material adverse effect on our business and operations.

Efforts to comply with recently enacted changes in securities laws and regulations will require substantial financial and personnel resources and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which will require the devotion of substantial financial and personnel resources, will need to be undertaken by us. Given that we have not commenced this formal process, that a company with which we may complete a business combination may not have commenced this formal process as it is not required to under the laws of the PRC, and that guidance from United States regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability, including our ability after we complete a business combination, to comply by applicable deadlines.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

	OTC Bulletin Board
	Great Wall Common Stock		Great Wall Warrants		Great Wall Units
	High	Low	High	Low	High	Low
2005
Fourth Quarter	5.25	5.17	0.65	0.16	6.45	5.49
Third Quarter	5.39	5.10	0.78	0.27	6.75	5.80
Second Quarter	5.18	5.03	0.67	0.40	6.80	5.80
First Quarter	5.35	5.03	0.95	0.60	7.45	6.20
2004
Fourth Quarter	5.25	4.90	0.95	0.58	6.85	6.00
Third Quarter	4.95	4.75	0.75	0.60	6.41	6.05
Second Quarter	4.90	4.63	0.85	0.60	6.40	6.00
First Quarter*	4.90	4.50	0.70	0.60	6.15	6.00

*
The figures for the first quarter 2004 are from the date on which our securities first commenced trading on the OTC Bulletin Board through March 31, 2004. Our units commenced trading on the OTC Bulletin Board on March 17, 2004 and our warrants and common stock commenced trading on the OTC Bulletin Board on March 30, 2004.

Holders

As of April 21, 2006, there was one holder of record of our units, six holders of record of our common stock and one holder of record of our warrants. We believe there is a substantial number of beneficial owners of our securities.

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

Forward Looking Statements

The statements discussed in this annual report include forward looking statements that involve risks and uncertainties, including the risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

Investments Held in Trust

Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

Deferred Interest

Deferred interest consists of 19.99% of the interest earned on the investments held in trust.

Income Taxes

We account for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statutory taxes not based on income are included in operating expenses.

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

As previously announced, on September 13, 2005, Great Wall announced that holders of a majority of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (the “ChinaCast Majority”) have irrevocably agreed to accept a pre-conditional voluntary tender offer to be made by Great Wall, under which each ChinaCast shareholder will have the option to receive for the tender of his or her shares of Great Wall common stock or cash. ChinaCast is one of the leading providers of e-learning services and content to K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. Additional information concerning ChinaCast and the proposed acquisition is contained in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 14, 2005, and our definitive proxy statement, dated March 8, 2006, both of which are available on the SEC’s website at www.sec.gov.

Great Wall has entered Letters of Undertaking with shareholders of ChinaCast holding in the aggregate 51.15% of the outstanding ChinaCast shares, in which they agree to tender into Great Wall’s Offer and elect the Stock Offer. Pursuant to their respective Letters of Undertaking, the ChinaCast Majority irrevocably and unconditionally also agreed, among other things:

•
except as otherwise permitted by the Letter of Undertaking, to not transfer, dispose of or create an encumbrance on any of their ChinaCast shares from September 13, 2005 (the “Commencement Date”), until the earlier of the date that the Offer lapses unconsummated or Great Wall withdraws the Offer (the “Expiration Time”);

•	to not breach their obligations under the Letters of Undertaking;

•
except with Great Wall’s prior written consent, during the period from the Commencement Date and ending at the Expiration Time, to not directly or indirectly solicit, encourage, vote in favor of, initiate or participate in any tender (including without limitation accepting any tender offer), negotiations, discussions or resolutions with respect to any expression of interest, offer or proposal by any person other than Great Wall to acquire an interest in all or a substantial part of the business, operations or undertakings of ChinaCast and its subsidiaries or in five percent or more of the issued share capital of ChinaCast, acquire control of ChinaCast or otherwise acquire or merge with ChinaCast;

•	within seven business days after the date of dispatch of the offer document in respect of the Offer, to tender their ChinaCast shares and elect the Stock Offer; and

•
notwithstanding any rights of withdrawal under the Singapore Code on Takeovers and Mergers, to not withdraw any of their ChinaCast shares tendered, unless the Offer lapses without Great Wall’s having accepted their tendered shares or is withdrawn by Great Wall.

Upon purchase of at least a majority of ChinaCast shares, ChinaCast and its subsidiaries will become subsidiaries of Great Wall, which in turn will be at least 65.8% owned by former ChinaCast shareholders (assuming no Public Shareholders exercise conversion rights with respect to the acquisition). Assuming that all current ChinaCast shareholders (including the ChinaCast Majority) elect the Stock Offer for all of their ChinaCast shares, an aggregate of approximately 20,752,301 shares of additional Great Wall common stock will be issued, representing approximately 79% of the Great Wall common stock that would be outstanding after giving effect to such issuance (and assuming no Public Shareholders exercise conversion rights with respect to the acquisition). If Public Shareholders elect conversion, the percentage ownership of the combined company by former ChinaCast stockholders will increase to between a minimum of 74.1% and a maximum of 84.8%.

Results of Operations

We had net loss of $406,957 for the year ended December 31, 2005 as compared to net loss of $141,152 for the year ended December 31, 2004. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, our initial public offering, our filing reports under the Securities Exchange Act of 1934, and our searching for a target business. For the year ended December 31, 2005, we incurred $50,783 of travel expenses, capital based taxes $73,329, $764,791 for professional fees, $6,000 for rent and administrative services, transfer agent fees of $14,686, other operating costs of $1,030, income taxes of $36,602 and earned interest income on the Trust Fund investment of $540,264. We have incurred consulting fees of $85,000 for a third party to assist us finding a prospective target business for our business combination (included in professional fees above) pursuant to an agreement we entered into as of April 1, 2005, which may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses.

We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 was or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units for additional gross proceeds of $3,095,850. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2005, there was approximately $24,041,000 held in the trust fund.

We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.  Over this time, we anticipate approximately $175,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Sherleigh Associates LLC ($500 per month for two years) and $653,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums. We continue to incur expenses related to our search for target businesses with which to complete a business combination. We anticipate that the costs required to consummate the proposed ChinaCast acquisition will greatly exceed our available cash, and that we will not be able to do so without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses). We expect these expenses would ultimately be borne by the combined company if the proposed ChinaCast acquisition is completed. If it is not, they would be subject to the indemnification obligations of Messrs. Kin Shing Li and Justin Tang, two of the Company’s pre-IPO stockholders, to the Company. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the IPO trust account, which could ultimately deplete the IPO trust account and reduce a stockholder’s current pro rata portion of the IPO trust account upon liquidation.

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

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See the notes to the December 31, 2005 financial statements for a discussion of outstanding options and warrants.

Item 7.  Financial Statements

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-KSB and incorporated herein by reference.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Our chief executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officer has concluded that, as of December 31, 2005, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us required to be included in our periodic filings under the Securities Exchange Act of 1934.

Item 8B. Other Information

None.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Our current director and executive officer is as follows:
Name	Age	Position
Kin Shing Li	48	Chairman of the Board of Directors, Chief Executive Officer and Secretary

Kin Shing Li has been our chairman of the board and chief executive officer since September 2003 and our secretary since January 2004. Mr. Li has been the chairman of International Elite Limited, one of the largest centralized single-location outsourcing customer service call centers in the PRC, since he founded the business in 1999. Since March 2003, he has been a director and stockholder of PacificNet Communications Limited - Macao Commercial Offshore, a joint venture between International Elite and PacificNet Management Limited, a wholly-owned subsidiary of PacificNet Inc., a public Nasdaq-listed provider of information technology consulting, system integration and information technology solutions in Asia. From October 1997 to September 1999, Mr. Li was a member of the board of directors of UTStarcom, Inc., a public Nasdaq-listed company that designs, manufactures, and markets broadband, narrowband, wireless access technology, and was the chief executive officer of one of its subsidiaries, UTStarcom Hong Kong Limited. In January 1997, Mr. Li founded Directel Communications Limited, a GSM sales and service company and has acted as its chairman since that date. In 1994, he founded China-HongKong Telelink Company Limited, the first roaming paging service provider between Hong Kong and the PRC and acted as its chairman until he sold it to UTStarcom Inc. in 1997. Mr. Li founded his first call center in China in 1988 as the founder and general manager of the 81st Army Paging Company in Guangzhou, China.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2006 by:

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
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Kin Shing Li (1)	430,000	7.8%
Justin Tang (2)	430,000	7.8%
North Pole Capital Master Fund, et al.(3)	424,700	7.2%
Jack Silver (4)	300,000	5.4%
Sapling, LLC (5)	299,000	5.4%
Amaranth LLC et al.(6)	501,535	9.1%
All directors and executive officers as a group (1 individual)	430,000	7.8%

(1)
Mr. Li’s business address is 660 Madison Avenue, 15th Floor, New York, New York 10021. The share amount does not include 305,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will become exercisable only upon consummation of the ChinaCast acquisition, but includes 50,000 common shares that Mr. Li has agreed to sell to Mr. Richard Xue, a consultant to Great Wall in connection with Mr. Xue’s consulting with Great Wall, which sale is contingent on Great Wall’s completion of a business combination and release of such shares from escrow.

(2)
Mr. Tang’s business address is c/o eLong, Inc., Union Plaza, Suite 604, 20 Chaoyang Men Wai Ave., Beijing 100020, China. Does not include 300,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will become exercisable only upon consummation of the ChinaCast acquisition.

(3)
The business address of North Pole Capital Master Fund is c/o Polar Securities Inc., 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada. Polar Securities Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment manager to North Pole Capital Master Fund, a Cayman Islands exempted company. Paul Sabourin is the Chief Executive Officer and Chief Investment Officer of Polar Securities Inc. John Paul Cahill serves as a trader for Polar Securities, Inc. and has discretionary authority over the investments of North Pole Capital Master Fund. Kamran Siddiqui serves as a portfolio manager for Polar Securities Inc. and has discretionary authority over the investments of North Pole Capital Master Fund. The foregoing information was derived from a Schedule 13G filed with the SEC on October 20, 2005.

(4)
Mr. Silver’s business address is SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021. The share amount includes 250,000 shares of common stock held by Sherleigh Associates Inc. Profit Sharing Plan, of which Mr. Silver is the trustee, and 50,000 shares of Common Stock held by Sherleigh which shares are being held in escrow pursuant to an escrow agreement among Mr. Silver, the Company and certain other shareholders. The foregoing information was derived from a Schedule 13G filed with the SEC on March 26, 2004 and amended February 9 and 27, 2006. Of these shares, 250,000 were purchased in the Company’s IPO.

(5)
The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Fir Tree Value Master Fund, LP, a Cayman Island exempted limited partnership, is the sole member of Sapling, LLC, a Delaware limited liability company, and Fir Tree, Inc., a New York corporation, is the manager of Sapling LLC. Jeffrey Tannenbaum, President of Fir Tree, Inc., has sole dispositive and voting power over the shares held by Sapling, LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on January 28, 2005.

(6)
The business address of Amaranth LLC is c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831. Amaranth Advisors L.L.C., a Delaware limited liability company, is the trading advisor for Amaranth LLC, a Cayman Islands entity. Nicholas M. Maounis is the managing member of Amaranth Advisors L.L.C. The foregoing information was derived from a Schedule 13G filed with the SEC on October 27, 2005 and amended February 3, 2006.

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

Item 12.  Certain Relationships and Related Transactions

In September 2003, we issued 430,000 shares of common stock to each of Kin Shing Li and Justin Tang for a total of US$24,993 in cash, or approximately $.058 per share. We also issued 25,000 shares of common stock to Jack Silver for nominal consideration. In January 2004, our board of directors authorized a two-for-one forward stock split of its common stock, effectively lowering the purchase price to an overall average of $.025 per share.

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

Kin Shing Li and Justin Tang each made advances of $17,500, aggregating $35,000, to us to cover expenses operating related to our initial public offering. The loans are payable with interest at a rate of 4% per year on the earlier of October 6, 2004 or the consummation of our initial public offering. We repaid these loans from the proceeds of our initial public offering. In the first quarter of 2006, Mr. Tang has lent us an aggregate of $200,000 at the rate of 8% per annum, payable December 31, 2006.

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

_________________________________

* Filed herewith.

We do not have any management contracts or compensatory plans or arrangements.

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110906).

Item 14.	Principal Accountant Fees and Services

The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

AUDIT FEES

We did not pay any audit fees to GGK and TBS during the fiscal year ended December 31, 2003. We have been billed $25,000 for the services GGK performed in connection with our initial public offering, including the financial statements included in our prospectus filed with the Securities and Exchange Commission on March 19, 2004. We paid or expect to pay GGK's approximately $28,000 and $30,000, respectively, for the quarterly reports on Form 10-QSB for the quarters ended March 31, June 30, and September 30, and the year end audits during the years ended December 31, 2004 and 2005 respectively.

AUDIT RELATED FEES

During the fiscal years ended December 31, 2004 and 2005, GGK billed us $3,150 and $5,675 for assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

For the fiscal years ended December 31, 2004 and 2005, we paid or expect to pay TBS or RSM approximately $3,000 and $4,000, respectively, for tax compliance, tax advice and tax planning.

ALL OTHER FEES

During the fiscal years ended December 31, 2004 and 2005, there were no fees billed for products and services provided by GGK, TBS or RSM other than those set forth above.

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

Great Wall Acquisition Corporation

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Great Wall Acquisition Corporation

We have audited the accompanying balance sheet of Great Wall Acquisition Corporation (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and the cumulative period from August 20, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Wall Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the cumulative period from August 20, 2003 (inception) to December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Great Wall Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, Great Wall Acquisition Corporation will face a mandatory liquidation by December 31, 2006 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 8, in September 2005, Great Wall Acquisition Corporation entered into Letters of Understanding with the majority shareholders of ChinaCast Communications Holdings Limited.

Goldstein Golub Kessler LLP
New York, New York
April 11, 2006, except for Note 9,
as to which the date is April 24, 2006

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31, 2005
ASSETS
Current assets:
Cash	$130,059
Money market funds	348
Investment in Treasury Bills - held in trust	24,040,374
Prepaid expenses	720
Total current assets	24,171,501
Deferred tax assets	126,978
Total assets	$24,298,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$431,700
Income taxes payable	229,421
Deferred interest	175,733
Total current liabilities	836,854
Common stock subject to possible redemption - 902,744 shares at redemption value	4,629,887

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; issued - none
Common Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding - 5,515,975 shares (which including 902,744 shares of common stock subject to possible redemption)	552
Additional paid-in capital	19,380,508
Deficit accumulated during developmental stage	(549,322)
Total stockholders' equity	18,831,738
Total liabilities and stockholders' equity	$24,298,479

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Period from August 20, 2003 (inception) to December 31, 2005 (cumulative)	Year Ended December 31, 2005	Year Ended December 31, 2004
Operating expenses:
Travel	$86,172	$50,783	$35,389
Capital based taxes	140,641	73,329	67,312
Professional fees	949,382	764,791	184,591
Rent	10,500	6,000	4,500
Transfer agent fees	25,284	14,686	10,598
Other operating costs	3,854	1,030	1,941
Loss from operations	(1,215,833)	(910,619)	(304,331)
Interest income	704,224	540,264	163,960
Interest expense	(1,111)	—	(781)
Loss before provisions for income taxes	$(512,720)	$(370,355)	$(141,152)

Provision for income taxes	36,602	36,602	—
Net Loss	(549,322)	(406,957)	(141,152)

Net loss per common share - basic and diluted		$(0.07)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted:		5,515,975	4,590,900

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage		Total Stockholders’ Equity
	Shares	Amount
Balance, August 20, 2003 (inception)	—	$—	$—		$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders at $.025 per share	1,000,000	100	24,900		—	25,000
Net loss	—	—	—		(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900		$(1,213)	$23,787

Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395		—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)		—	(4,629,887)
Proceeds from issuance of stock option to underwriter			100			100
Net loss	—	—	—		(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508		$(142,365)	$19,238,695

Net loss	—	—	—		(406,957)	(406,957)

Balance, December 31, 2005	5,515,975	$552	$19,380,508	$	(549,322)	$18,831,738

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	August 20, 2003 (inception) to December 31, 2005 (cumulative)	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(549,322)	$(406,957)	$(141,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	(126,978)	(126,978)	—
Interest on Treasury Bills	(879,104)	(675,214)	(203,890)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(720)	2,283	(3,003)
Increase (decrease) in -
Accrued expenses	431,700	351,074	79,413
Income tax payable	229,421	162,109	67,312
Deferred interest	175,733	134,976	40,757
Net cash used in operating activities	(719,270)	(558,707)	(160,563)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in money market funds	(348)	980	(1,328)
Purchase of Treasury Bills	(250,185,270)	(193,732,756)	(56,452,514)
Maturity of Treasury Bills	227,024,000	193,732,000	33,292,000
Net cash provided by (used in) investing activities	(23,161,618)	224	(23,161,842)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	27,095,850
Proceeds from issuance of stock option	100	—	100
Payment of costs of public offering	(3,110,003)	—	(3,068,343)
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	35,000	—	—
Repayment of note payable, stockholders	(35,000)	—	(35,000)
Net cash provided by financing activities	24,010,947	—	23,992,607
CASH
Net increase (decrease)	130,059	(558,483)	670,202
Balance at beginning of period	—	688,542	18,340
Balance at end of period	$130,059	$130,059	$688,542

The accompanying notes should be read in conjunction with the financial statements.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

1. Organization and Business Operations
Great Wall Acquisition Corporation (the “Company”) was incorporated in August 20, 2003 as a blank check company whose objective is to acquire an operating business having its primary operations in the People’s Republic of China.

All activity from August 20, 2003 (inception) through December 31, 2005 relates to the Company’s formation, initial public offering and operations as described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 17, 2004.

The Company consummated the offering on March 23, 2004 and on March 30, 2004, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $23,986,000 (See Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of $24,040,374 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. If stockholders (“Public Stockholders”) owning 20% or more of stock issued in the Initial Public Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest in the accompanying December 31, 2005 balance sheet.

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

On March 21, 2006, after approval thereof at its special meeting of stockholders held that day, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, the effect of which was to (i) eliminate the provision of its certificate of incorporation that purported to prohibit amending its “business combination” provisions; (ii) extend the date before which the registrant must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006; and (iii) allow holders of up to 20% of the shares issued in the registrant’s initial public offering (“Public Shares”) who vote against the proposals considered at the meeting and elect conversion to convert their Public Shares into cash held in the registrant’s IPO trust account. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financials statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS 123(R) will have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

3. Income taxes	Components of income taxes are as follows:

	For the year ended December 31, 2005	For the year ended December 31, 2004
Current
Federal	$126,978	$—
State and local	36,602	—
Total Current	163,580	—
Deferred		—
Federal	(126,978)	—
State and local	—	—
Total deferred	(126,978)	—
Total income taxes	$36,602	$—

  The effective tax rate differs from the statutory rate due to the following:

	For the year ended December 31, 2005	For the year ended December 31, 2004
Statutory rate	(34.0)%	(34.0)%
State and local taxes	(11.8)	(11.8)
Increase in valuation allowance	55.7	45.8

Effective tax rate	9.9%	—%

  The Deferred tax asset consists of the following:

December 31, 2005
Deferred interest income	$80,487
Deferred operating costs	295,620
376,107
Less valuation allowance	(249,129)
Net deferred tax asset	$126,978

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

4. Commitment
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $500 per month for such services commencing on the effective date of the Offering. The statements of operations for the year ended December 31, 2005 includes $6,000 related to this agreement.

The Company entered a consulting agreement as of April 1, 2005 with a third party to assist it with a finding a target business and consummating a Business Combination. The initial term of the consulting agreement was October 1, 2005, which was extended to March 23, 2006 by mutual agreement of both parties. This consulting agreement may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses. During the year ended December 31, 2005, the Company paid this consultant $85,000 in fees, which are included in professional fees for this year.

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

At December 31, 2005, 10,231,950 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

7. Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the relevant year.

 At December 31, 2005 and 2004, 10,231,950 shares of common stock were reserved for issuance upon exercise of the warrants and the underwriter’s unit purchase option. Since the Company incurred a net loss during the years ended December 31, 2004 and 2005, the loss per share calculation for such periods excludes the effect of the warrants and option, since their effect would have been anti-dilutive.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

8. Tender Offer for Proposed Business Combination
On September 13, 2005, the Company entered Letters of Undertaking with the ChinaCast Majority Shareholders. Pursuant to the terms of the Tender Offer, each shareholder of ChinaCast will have the option to receive for the tender of such shareholder’s ChinaCast ordinary shares (the “ChinaCast Shares”) (i) one share of the Company’s common stock for every 21.29 shares of ChinaCast Shares tendered (the “Stock Offer”), or (ii) a cash payment of 0.28 Singapore dollars (US$0.167, based on the exchange rate of 1.6810 on September 13, 2005) for each of the ChinaCast Shares tendered. The Majority Shareholders irrevocably and unconditionally agreed to accept the Stock Offer. If the Tender Offer is consummated, ChinaCast and its subsidiaries will become subsidiaries of the Company. The Tender Offer and the related transactions, including an increase in the number of authorized shares of the Company, require approval by the holders of a majority of the shares sold in the Initial Public Offering (See Note 2).

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

9. Post Balance Sheet Events - unaudited
On March 8, 2006, the Company obtained a US$50,000 loan from Justin Tang, a stockholder of the Company, for the purpose of funding obligations incurred by the Company in connection with proposing to amend its certificate of incorporation as detailed in its proxy statement, dated that date, relating to its special meeting of stockholders. Mr. Tang made an additional loan of $150,000 to the Company on April 24, 2006, on identical terms and for the same purpose.  Mr. Tang has also agreed to indemnify the Company to the extent necessary to ensure that certain liabilities do not reduce funds in the Company’s IPO Trust Account, which indemnification obligation remains in effect.

The loans bear simple interest at the rate of 8% per annum, payable December 31, 2006, are prepayable in whole or in part at any time, and are subject to acceleration upon the occurrence of certain bankruptcy-related and default events set forth in the promissory notes evidencing them.

- End of Notes -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May, 2006.

GREAT WALL ACQUISITION CORPORATION

By:	/s/ Kin Shing Li
Kin Shing Li Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kin Shing Li ______________________________ Kin Shing Li	Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)	May 4, 2006