Form 10QSB
period 2006-03-31
GREAT WALL ACQUISITION CORP
filed 2006-05-22
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     There were 5,519,975 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of May 15, 2005.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT WALL ACQUISITION CORPORATION
(a corporation in the development stage)
Financial Statements
March 31, 2006
GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$46,147	$130,059
Money market funds	8,971	348
Investment in Treasury Bills — held in trust	24,267,851	24,040,374
Prepaid expenses	470	720

Total current asset	24,323,439	24,171,501
Deferred tax assets	155,978	126,978

Total assets	$24,479,417	$24,298,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$432,277	$431,700
Note payable, stockholder	50,000	—
Income taxes payable	284,129	229,421
Deferred interest	221,169	175,733

Total current liabilities	987,575	836,854

Common stock subject to possible redemption - 902,744 shares at redemption value	4,629,887	4,629,887

Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; issued – none
Common stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding - 5,515,975 shares (which including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	19,380,508	19,380,508
Deficit accumulated during development stage	(519,105)	(549,322)

Total stockholders’ equity	18,861,955	18,831,738

Total liabilities and stockholders’ equity	$24,479,417	$24,298,479

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Period from
	August 20, 2003
	(inception) to
	March 31, 2006	Three Months Ended March 31,
	(cumulative)	2006	2005
Operating expenses:
Travel	$94,665	$8,493	$12,388
Capital based taxes	146,641	6,000	23,000
Professional fees	1,009,080	59,698	101,045
Rent	12,000	1,500	1,500
Transfer agent fees	34,531	9,247	4,160
Other operating costs	4,100	246	180

Loss from operations	(1,301,017)	(85,184)	(142,273)
Interest income	894,888	190,664	97,956
Interest expense	(1,374)	(263)	—

Income (loss) before provision for income taxes	(407,503)	105,217	(44,317)
Provision for income taxes	111,602	75,000	—

Net income (loss)	$(519,105)	$30,217	$(44,317)

Net income (loss) per common share – basic and diluted		$0.01	$(0.01)

Weighted average number of common shares outstanding – basic and diluted		5,515,975	5,515,975

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				accumulated
				during	Total
			Additional	development	Stockholders’
	Common Stock		Paid-In Capital	stage	Equity
	Shares	Amount
Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders at $.025 per share	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900	$(1,213)	$23,787

Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter			100		100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508	$(142,365)	$19,238,695

Net loss	—	—	—	(406,957)	(406,957)

Balance, December 31, 2005	5,515,975	$552	$19,380,508	$(549,322)	$18,831,738

Unaudited:
Net income	—	—	—	30,217	30,217

Balance, March 31, 2006	5,515,975	$552	$19,380,508	$(519,105)	$18,861,955

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Period from
	August 20, 2003
	(inception) to
	March 31, 2006	Three Months Ended March 31,
	(cumulative)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(519,105)	$30,217	$(44,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	(155,978)	(29,000)	—
Interest on Treasury Bills	(1,106,401)	(227,297)	(122,419)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(470)	250	2,533
Increase (decrease) in -
Accrued expenses	432,277	577	(34,544)
Income tax payable	284,129	54,708	23,000
Deferred interest	221,169	45,436	24,471

Net cash used in operating activities	(844,379)	(125,109)	(151,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in money market funds	(8,971)	(8,623)	(118)
Purchase of Treasury Bills	(293,454,450)	(43,269,180)	(70,231,890)
Maturity of Treasury Bills	270,293,000	43,269,000	70,232,000

Net cash used in investing activities	(23,170,421)	(8,803)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	—
Proceeds from issuance of stock option	100	—	—
Payment of costs of public offering	(3,110,003)	—	—
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	85,000	50,000	—
Repayment of note payable, stockholders	(35,000)	—	—

Net cash provided by financing activities	24,060,947	50,000	—

CASH
Net increase (decrease)	46,147	(83,912)	(151,284)
Balance at beginning of period	—	130,059	688,542

Balance at end of period	$46,147	$46,147	$537,258

The accompanying notes should be read in conjunction with the financial statements.

Great Wall Acquisition Corporation
(a corporation in the development stage)
Notes to Financial Statements (Unaudited)
Three months ended March 31, 2006
1. Basis of Presentation
     The financial statements of Great Wall Acquisition Corporation (the “Company”) at March 31, 2006, for the three months ended March 31, 2006 and 2005, and for the period from August 20, 2003 (inception) to March 31, 2006 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005, and for the period from August 20, 2003 (inception) to March 31, 2006 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.
     The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission. The December 31, 2005 financial statements are derived from the audited financial statements.
2. Organization and Business Operations
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
     The Company consummated the offering on March 23, 2004 and on March 30, 2004, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $23,986,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $24,267,851 at March 31, 2006. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
     The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. If stockholders (“Public Stockholders”) owning 20% or more of stock issued in the Initial Public Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that

Great Wall Acquisition Corporation
(a corporation in the development stage)
Notes to Financial Statements (Unaudited)
Three months ended March 31, 2006
the Company redeem his shares. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest in the accompanying March 31, 2006 balance sheet.
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
     The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company, without stockholder approval, if the Company did not consummate a Business Combination by September 23, 2005 (18 months from the date of the consummation of the Initial Public Offering), or by March 23, 2006 (24 months from the consummation of the Initial Public Offering) if certain extension criteria were satisfied. On September 13, 2005, the Company satisfied the criteria for the six month extension by entering into Letters of Undertaking with shareholders of ChinaCast Communication Holdings Limited (“ChinaCast”) who hold in the aggregate 51.2% of ChinaCast’s issued and outstanding ordinary shares (the “Majority Shareholders”), pursuant to which the Majority Shareholders agreed to accept a pre-conditional voluntary tender offer (the “Tender Offer”) made by the Company (See Note 9).
     On March 21, 2006, after approval thereof at its special meeting of stockholders held that day, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, the effect of which was to (i) eliminate the provision of its certificate of incorporation that purported to prohibit amending its “business combination” provisions; (ii) extend the date before which the registrant must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006; and (iii) allow holders of up to 20% of the shares issued in the registrant’s initial public offering (“Public Shares”) who vote against the proposals considered at the meeting and elect conversion to convert their Public Shares into cash held in the registrant’s IPO trust account. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company was required to adopt SFAS 123(R) effective January 1, 2006. The adoption of SFAS 123(R) did not have a significant impact on the Company’s financial condition or results of operations.
3. Initial Public Offering
     On March 23, 2004, the Company sold 4,000,000 units (“Units”) in the Offering. On March 30, 2004, the Company sold an additional 515,975 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 400,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.95 per share.

Great Wall Acquisition Corporation
(a corporation in the development stage)
Notes to Financial Statements (Unaudited)
Three months ended March 31, 2006
     If the Tender Offer is not consummated by December 31, 2006, the Company will be forced to liquidate. There is no assurance that the Company will be able to successfully effect the Tender Offer during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the price per share in the Initial Public Offering due to costs related to the Initial Public Offering and Company operations and since no value would be realized on the Warrants.

Great Wall Acquisition Corporation
(a corporation in the development stage)
Notes to Financial Statements (Unaudited)
Three months ended March 31, 2006
4. Commitment
     The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $500 per month for such services commencing on the effective date of the Offering. The statements of operations for the three months ended March 31, 2006 includes $1,500 related to this agreement.
     The Company entered a consulting agreement as of April 1, 2005 with a third party to assist it with a finding a target business and consummating a Business Combination. The initial term of the consulting agreement was October 1, 2005, which was extended to March 23, 2006 by mutual agreement of both parties. This consulting agreement may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses. During the three months ended March 31, 2006, the Company paid this consultant $15,000 in fees, which are included in professional fees for this period.
5. Tender Offer for Proposed Business Combination
     On September 13, 2005, the Company entered Letters of Undertaking with the ChinaCast Majority Shareholders. Pursuant to the terms of the Tender Offer, each shareholder of ChinaCast will have the option to receive for the tender of such shareholder’s ChinaCast ordinary shares (the “ChinaCast Shares”) (i) one share of the Company’s common stock for every 21.29 shares of ChinaCast Shares tendered (the “Stock Offer”), or (ii) a cash payment of 0.28 Singapore dollars (US$0.167, based on the exchange rate of 1.6810 on September 13, 2005) for each of the ChinaCast Shares tendered. The Majority Shareholders irrevocably and unconditionally agreed to accept the Stock Offer. If the Tender Offer is consummated, ChinaCast and its subsidiaries will become subsidiaries of the Company. The Tender Offer and the related transactions require approval by the holders of a majority of the shares sold in the Initial Public Offering (See Note 3).
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
Critical Accounting Policies
     Investments Held in Trust. Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.
     Deferred Interest. Deferred interest consists of 19.99% of the interest earned on the investments held in trust.
     Income Taxes. We account for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statutory taxes not based on income are included in operating expenses.
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
     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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
     As previously announced, on September 13, 2005, Great Wall announced that holders of a majority of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (the “ChinaCast Majority”) have irrevocably agreed to accept a pre-conditional voluntary tender offer to be made by Great Wall, under which each ChinaCast shareholder will have the option to receive for the tender of his or her shares Great Wall common stock or cash. ChinaCast is one of the leading providers of e-learning services and content to K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. Additional information concerning ChinaCast and the proposed acquisition is contained in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 14, 2005, and our definitive proxy statement, dated March 8, 2006, both of which are available on the SEC’s website at www.sec.gov.
     Great Wall has entered Letters of Undertaking with shareholders of ChinaCast holding in the aggregate 51.15% of the outstanding ChinaCast shares, in which they agree to tender into Great Wall’s Offer and elect the Stock Offer. Pursuant to their respective Letters of Undertaking, the ChinaCast Majority irrevocably and unconditionally also agreed, among other things:
•	except as otherwise permitted by the Letter of Undertaking, to not transfer, dispose of or create an encumbrance on any of their ChinaCast shares from September 13, 2005 (the “Commencement Date”), until the earlier of the date that the Offer lapses unconsummated or Great Wall withdraws the Offer (the “Expiration Time”);

•	to not breach their obligations under the Letters of Undertaking;

•	except with Great Wall’s prior written consent, during the period from the Commencement Date and ending at the Expiration Time, to not directly or indirectly solicit, encourage (including without limitation, by way of providing information concerning Great Wall and/or any of its subsidiaries to any person), vote in favor of, initiate or participate in any tender (including without limitation accepting any tender offer), negotiations, discussions or resolutions with respect to any expression of interest, offer or proposal by any person other than Great Wall to acquire an interest in all or a substantial part of the business, operations or undertakings of ChinaCast and its subsidiaries or in five percent or more of the issued share capital of ChinaCast, acquire control of ChinaCast or otherwise acquire or merge with ChinaCast (including by way of scheme of arrangement, capital restructuring, tender offer, joint venture or dual listed company structure);

•	within seven business days after the date of dispatch of the offer document in respect of the Offer, to tender their ChinaCast shares and elect the Stock Offer; and

•	notwithstanding any rights of withdrawal under the Singapore Code on Takeovers and Mergers, to not withdraw any of their ChinaCast shares tendered, unless the Offer lapses without Great Wall’s having accepted their tendered shares or is withdrawn by Great Wall.
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
Results of Operations
     We had net income of $30,217 for the three months ended March 31, 2006 as compared to a net loss of $(44,317) for the three months ended March 31, 2005. The increase in net income was the result of an increase in operating expenses in connection with, among other things, our initial public offering, our filing reports under the Securities Exchange Act of 1934, and our searching for a target business. For the three months ended March 31, 2006, we incurred $8,493 of travel expenses, $59,698 of professional fees, $6,000 of capital taxes, $1,500 of expenses pursuant to a monthly administrative services agreement, $9,247 of transfer agent fees, other operating costs of $246 and income taxes of $75,000, offset by interest income on our IPO trust fund investment of $190,664. We have incurred consulting fees of $85,000 for a third party to assist us finding a prospective target business for our business combination (included in professional fees above) pursuant to an agreement we entered into as of April 1, 2005, which may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses.
     For the three months ended March 31, 2005, we incurred $12,388 of travel expenses, $23,000 of capital based taxes, $101,045 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $4,160 of transfer agent fees and other operating costs of $180, offset by interest income on the Trust Fund investment of $97,956.
     Net loss of $(519,105) for the period from August 20, 2003 (inception) to March 31, 2006 consisted of $94,665 of travel expenses, $146,641 of capital based taxes, $1,009,080 of professional fees, $12,000 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $34,531, other operating costs of $4,100, interest expense of $1,374 and income taxes of $111,602, offset by interest income on the Trust Fund investment of $894,888.
     We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 was paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units for additional gross proceeds of $3,095,850. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions, and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. The remaining proceeds are available to be used by it to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2006, there was approximately $24,267,851 held in the IPO trust account.
     Great Wall has used the net proceeds of its IPO to seek to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that its capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the IPO trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. Over this time, it anticipates approximately $175,000 of expenses for legal, accounting and other expenses attendant to due diligence investigations, structuring and negotiating a business combination, $50,000 of expenses for due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Sherleigh Associates LLC ($500 per month for two years) and $653,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums. We continue to incur expenses related to our search for target businesses with which to complete a business combination. We anticipate that the costs required to consummate the proposed ChinaCast acquisition will greatly exceed our available cash, and that we will not be able to do so without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses). We expect these expenses would ultimately be borne by the combined company if the proposed ChinaCast acquisition is completed. If it is not, they would be subject to the indemnification obligations of Messrs. Kin Shing Li and Justin Tang, two of the Company’s pre-IPO stockholders, to the Company. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the IPO trust account, which could ultimately deplete the IPO trust account and reduce a stockholder’s current pro rata portion of the IPO trust account upon liquidation.
     Commencing on March 17, 2004 and ending upon the acquisition of a target business, Great Wall incurs a fee from Sherleigh Associates LLC of $500 per month for providing it with office space and certain office and secretarial services. Jack Silver, one of Great Wall’s pre-IPO stockholders, is the principal investor and manager of Sherleigh. In addition, in October 2003, Kin Shing Li, Great Wall’s Chairman of the Board and Chief Executive Officer, and Justin Tang, one of Great Wall’s principal stockholders, advanced an aggregate of $35,000 to Great Wall for payment on its behalf of offering expenses. These loans were repaid following Great Wall’s IPO from the proceeds of the offering..
     On March 21, 2006, after approval thereof at our special meeting of stockholders held that day, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our certificate of incorporation, the effect of which was to (i) eliminate the provision of our certificate of incorporation that purported to prohibit amending its “business combination” provisions; (ii) extend the date before which we must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006; and (iii) allow holders of up to 20% of the shares issued in our initial public offering (“Public Shares”) who vote against the proposals considered at the meeting and election conversion to convert their Public Shares into cash held in our IPO trust account. There is no assurance that we will be able to successfully effect a business combination during this period. This factor raises substantial doubt about our ability to continue as a going concern.
Off-Balance Sheet Arrangements
     Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the December 31, 2005 financial statements for a discussion of outstanding options and warrants.
Item 3. Controls and Procedures.
     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation as of March 31, 2006, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     There were no changes in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of March 31, 2006, there was approximately $24,267,851 held in the trust fund.
     For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-QSB.

Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters To a Vote of Security Holders.
     On March 21, 2006, we held a special meeting of stockholders for the purpose of considering and voting upon three proposals to amend our certificate of incorporation to: (i) eliminate the provision of our certificate of incorporation that purported to prohibit amending its “business combination” provisions; (ii) extend the date before which we must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006; and (iii) allow holders of up to 20% of the shares issued in our initial public offering (“Public Shares”) who vote against the proposals considered at the meeting and election conversion to convert their Public Shares into cash held in our IPO trust account. Votes in favor of all three extension proposals were 3,711,116, or 99 percent of those voting. Votes opposed to proposals one and two were 24,687. Abstentions were 4,000. A total of 3,799,803 votes out of a possible 5,515,975 outstanding shares, or 69 percent, were cast. The voting included the votes of Great Wall’s pre-IPO stockholders, who voted, pursuant to previously-announced agreements, in accordance with the vote of the majority of Great Wall’s Public Shareholders on the proposals.
Item 5. Other Information.
     None.
Item 6. Exhibits.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WALL ACQUISITION CORPORATION
(Registrant)

Date: May 22, 2006	By:	/s/ Kin Shing Li

Name: Kin Shing Li
Title: Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)