Form 10KSB/A
period 2005-12-31
GREAT WALL ACQUISITION CORP
filed 2006-09-07
CIK 1261888

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___to ___
Commission File No. 000-50550
GREAT WALL ACQUISITION CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	20-0178991
(State of Incorporation)	(I.R.S. Employer
(Small Business Issuer)	Identification No.)

660 Madison Avenue, 15th Floor
New York, NY (Address of principal executive offices	10021 (Zip Code)
Issuer’s telephone number, Including Area Code: (212) 753-0804
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two
Warrants to purchase shares of Common Stock, par value $.0001 per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☑ NO ☐
The issuer’s revenues for the fiscal year ended December 31, 2005 were $0.
The aggregate market value of the common stock held by non-affiliates of the issuer was approximately $22,639,807.05 based on the closing bid price of $5.25 per share of common share as reported by the OTC Bulletin Board on August 31, 2006.
As of August 31, 2006, there were 5,515,975 shares of common stock, $.0001 par value per share, outstanding.
The following documents are incorporated by reference: None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Explanatory Note
     Great Wall Acquisition Corporation is filing this Amended Annual Report on Form 10-KSB/A for our fiscal year ended December 31, 2005 (this “Amended Report”) to restate our previously issued financial statements included in our Annual Report on Form 10-KSB filed on May 5, 2006 (the “Original Report”) because we have discovered that we failed to record an expense of professional fees in addition to those already recorded. This Amended Report amends and restates only Item 1 of Part I and Items 6 and 7 of Part II of the Original Report, and no other information in the Original Report is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Report or to modify or update those disclosures affected by subsequent events. This Amended Report continues to speak as of the filing date of the Original Report. In addition, pursuant to the rules of the SEC, Item 13 of Part III of the Original Report has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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
Recent developments
     As previously announced, on September 13, 2005, Great Wall announced that holders of a majority of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (the “ChinaCast Majority”) have irrevocably agreed to accept a pre-conditional voluntary tender offer to be made by Great Wall, under which each ChinaCast shareholder will have the option to receive for the tender of his or her shares of Great Wall common stock or cash. ChinaCast is one of the leading providers of e-learning services to K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. Additional information concerning ChinaCast and the proposed acquisition is contained in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 14, 2005, and our definitive proxy statement, dated March 8, 2006, both of which are available on the SEC’s website at www.sec.gov.
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
     As also previously announced, on March 21, 2006 Great Wall’s stockholders approved an amendment to its certificate of incorporation to extend the date by which it must complete a business combination in order to avoid liquidation from March 23, 2006 to December 31, 2006. The amendment became effective that day. Under Great Wall’s charter, the holders of a majority of the Company’s outstanding shares must approve the proposed acquisition. Great Wall expects to call a special meeting of stockholders to approve the acquisition as soon as possible after completing necessary regulatory procedures. Upon receipt of approval by the holders of a majority of the outstanding shares (unless holders of 20% or more of the Public Shares vote against the acquisition or request conversion of their shares into pro rata portions of the IPO trust account pursuant to Great Wall’s charter), Great Wall will make the Offer for at least a majority and up to all ChinaCast shares in accordance with the Singapore Code on Take-overs and Mergers. If timing constraints require and Singapore takeover law permits, Great Wall might seek to acquire the shares of the ChinaCast Majority in private purchases or otherwise.
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
     If the proposed ChinaCast acquisition is presented to Great Wall stockholders for approval, Public Shareholders will have the right to vote against the proposed acquisition and convert their Shares. If the maximum permissible number of Public Shares elect conversion at the acquisition proposal without its being abandoned, approximately $4,724,000 of the IPO trust account would be disbursed, leaving approximately $18,909,000 available for the acquisition of ChinaCast. Great Wall believes that whatever the total amount distributed on conversion to Public Shareholders might be, it would be immaterial to the combined company after consummation of the ChinaCast acquisition in light of ChinaCast’s cash position of approximately US$45,000,000 as of December 31, 2005 (as reported in its publicly-available unaudited 2005 financial statements), and will seek standby credit facilities, at market rates then available to us and on other arm’s-length terms and conditions, to ensure it has sufficient funds to pay all of the ChinaCast shareholders electing cash instead of Great Wall stock. The Company does not have any such arrangements in place, but when and if they are arranged, they will be part of the transaction expenses which we expect the combined company to pay after completion of the ChinaCast acquisition, and for which Messrs. Kin Shing Li and Justin Tang, two of the Company’s pre-IPO stockholders (Mr. Li is also the Company’s chairman), will be responsible under their indemnification obligations to the Company, if it does not. If neither such source is available to pay such expenses, it is possible that Great Wall creditors (vendors or service providers) could seek to recover these expenses from the IPO trust account, which could ultimately deplete the IPO trust account and reduce a stockholder’s current pro rata portion of the IPO trust account upon liquidation.
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
Competition
     In identifying, evaluating and selecting a target business with which to enter into a business combination, we have encountered competition from other entities having a business objective similar to ours. Many of these entities with which we have competed are well established and have extensive experience identifying and effecting business combintions directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited as compared to those of many of these competitors. Further:
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

Risk Factors
     In addition to the other information in this annual report on Form 10-KSB, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects. Additional risks relating to or arising out of our proposed acquisition of ChinaCast and related transactions, including risks relating to ChinaCast’s business, are described in our Registration Statement on Form S-4 (No. 333-134098), filed with the SEC and available on its website (www.sec.gov), and should also be considered in evaluating us.
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

PART II.
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
     Income Taxes
We account for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statutory taxes not based on income are included in operating expenses.
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

Results of Operations
     We had net loss of $1,214,957 for the year ended December 31, 2005 as compared to net loss of $141,152 for the year ended December 31, 2004. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, professional fees in connection with the proposed ChinaCast acquisition, our filing reports under the Securities Exchange Act of 1934, and our searching for a target business. For the year ended December 31, 2005, we incurred $50,783 of travel expenses, capital based taxes $73,329, $1,572,791 for professional fees, $6,000 for rent and administrative services, transfer agent fees of $14,686, other operating costs of $1,030, income taxes of $36,602 and earned interest income on the Trust Fund investment of $540,264. We have incurred consulting fees of $85,000 for a third party to assist us finding a prospective target business for our business combination (included in professional fees above) pursuant to an agreement we entered into as of April 1, 2005, which may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses.
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
Item 7. Financial Statements
     Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-KSB/A and incorporated herein by reference.

     Kin Shing Li and Justin Tang may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.
Item 13. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	By-laws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Unit Purchase Option granted to Broadband Capital Management LLC(1)

Exhibit No.	Description

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Letter Agreement among the Registrant, Broadband Capital Management LLC and Justin Tang.(1)

10.2	Letter Agreement among the Registrant, Broadband Capital Management LLC and Kin Shing Li.(1)

10.3	Form of Letter Agreement among the Registrant, Broadband Capital Management LLC and each of Dr. Ya-qin Zhang and Dr. Xialoin Zhong(1)

10.4	Letter Agreement among the Registrant, Broadband Capital Management LLC and Jack Silver.(1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

10.7	Form of Letter Agreement between Sherleigh Associates LLC and Registrant regarding administrative support.(1)

10.8	Form of Promissory Note, dated as of October 6, 2003, in the principal amount of $17,500 issued to each of Kin Shing Li and Justin Tang.(1)

10.9	Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.10	Warrant Purchase Agreement among Kin Shing Li, Justin Tang and Broadband Capital Management LLC(1)

31*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

We do not have any management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110906).

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

As described in Note 8, the accompanying 2005 financial statements have been restated to record additional professional fees.

/s/  Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York
April 11, 2006, except for Note 8,
as to which the date is August 11, 2006
and Note 9, as to which the date is
April 24, 2006

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(Restated)

December 31,
2005

ASSETS
Current assets:
Cash	$130,059
Money market funds	348
Investment in Treasury Bills — held in trust	24,040,374
Prepaid expenses	720

Total current assets	24,171,501

Deferred tax assets	126,978

Total assets	$24,298,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$431,700
Due to ChinaCast	507,000
Income taxes payable	229,421
Deferred interest	175,733

Total current liabilities	1,343,854

Common stock subject to possible redemption — 902,744 shares at redemption value	4,629,887

Commitments and contingencies
Stockholders’ equity
Preferred stock $0.0001 par value; authorized 1,000,000 shares; issued — none
Common stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding — 5,515,975 shares (which including 902,744 shares of common stock subject to possible redemption)	552
Additional paid-in capital	19,681,508
Deficit accumulated during development stage	(1,357,322)

Total stockholders’ equity	18,324,738

Total liabilities and stockholders’ equity	$24,298,479

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(RESTATED)

	Period from
	August 20, 2003
	(Inception) to
	December 31,	Year Ended	Year Ended
	2005	December 31,	December 31,
	(Cumulative)	2005	2004

Operating expenses:
Travel	$86,172	$50,783	$35,389
Capital based taxes	140,641	73,329	67,312
Professional fees	1,757,382	1,572,791	184,591
Rent	10,500	6,000	4,500
Transfer agent fees	25,284	14,686	10,598
Other operating costs	$3,854	$1,030	$1,941

Loss from operations	(2,023,833)	(1,718,619)	(304,331)

Interest income	704,224	540,264	163,960
Interest expense	(1,111)	—	(781)

Loss before provisions for income taxes	$(1,320,720)	$(1,178,355)	$(141,152)
Provision for income taxes	36,602	36,602	—

Net Loss	(1,357,322)	(1,214,957)	(141,152)

Net loss per common share — basic and diluted		$(0.22)	$(0.03)

Weighted average number of common shares outstanding —
Basic and diluted:		5,515,975	4,590,900

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(RESTATED)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders at $0.25 per share	1,000,000	100	24,900		25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900	$(1,213)	$23,787
Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter	—	—	100		100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508	$(142,365)	$19,238,695

Additional capital contributed through payment of expenses	—	—	301,000	—	301,000
Net loss	—	—	—	(1,214,957)	(1,214,957)

Balance, December 31, 2005	5,515,975	$552	$19,681,508	$(1,357,322)	$18,324,738

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(RESTATED)

	August 20, 2003
	(Inception) to	Year Ended	Year Ended
	December 31, 2005	December 31,	December 31,
	(Cumulative)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,357,322)	$(1,214,957)	$(141,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash professional fee expense	808,000	808,000	—
Deferred taxes	(126,978)	(126,978)	—
Interest on Treasury Bills	(879,104)	(675,214)	(203,890)
Changes in operating assets and liabilities:
(Increase) decrease in —
Prepaid expenses	(720)	2,283	(3,003)
Increase (decrease) in —
Accrued expenses	431,700	351,074	79,413
Income tax payable	229,421	162,109	67,312
Deferred interest	175,733	134,976	40,757

Net cash used in operating activities	(719,270)	(558,707)	(160,563)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in money market funds	(348)	980	(1,328)
Purchase of Treasury Bills	(250,185,270)	(193,732,756)	(56,452,514)
Maturity of Treasury Bills	227,024,000	193,732,000	33,292,000

Net cash provided by (used in) investing activities	(23,161,618)	224	(23,161,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	27,095,850
Proceeds from issuance of stock option	100	—	100
Payment of costs of public offering	(3,110,003)		(3,068,343)
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	35,000	—	—
Repayment of note payable, stockholders	(35,000)	—	(35,000)

Net cash provided by financing activities	24,010,947	—	23,992,607

CASH
Net increase (decrease)	130,059	(558,483)	670,202
Balance at beginning of period	—	688,542	18,340

Balance at end of period	$130,059	$130,059	$688,542

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

The Company consummated the offering on March 23, 2004 and on March 30, 2004, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $23,986,000 (See Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $24,040,374 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Notes to Financial Statements — (Continued)

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financials statements based on their fair values. The Company is required to adopt SFAS 123(R)effective January 1, 2006. The Company does not believe that the adoption of SFAS 123(R) will have a significant impact on its financial condition or results of operations.

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

Notes to Financial Statements — (Continued)

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

3.	Income taxes

Components of income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2005	2004

Current
Federal	$126,978	$—
State	36,602	—

Total Current	163,580	—

Deferred		—
Federal	(126,978)	—
State	—	—

Total deferred	(126,978)	—

Total income taxes	$36,602	—

The effective tax rate differs from the statutory rate due to the following:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2005	2004

Statutory rate	(34.0)	(34.0)%
State and local taxes	(11.8)	(11.8)
Non deductible professional fees	31.4	—
Increase in valuation allowance	17.5	45.8

Effective tax rate	3.1%	—%

The Deferred tax asset consists of the following:

December 31,
2005

Deferred interest income	80,487
Deferred operating costs	295,620

376,107
Less valuation allowance	(249,129)

Net deferred tax asset	$126,978

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements — (Continued)

4.	Commitment and Contingencies

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

If a Business Combination is completed, WR Hambrecht + Co. will be entitled to receive from the Company a transaction fee of $750,000 and a warrant conversion fee equal to 2.5% of the proceeds the Company receives from exercise of warrants within four years of consummation of such Business Combination. WR Hambrecht + Co. is also entitled to be reimbursed by the Company for certain out of pocket expenses. The Company’s underwriter, Broadband Capital Management LLC, will also be entitled to receive from the Company a warrant conversion fee equal to 2.5% of such warrant proceeds.

Since the extension of the period during which the Company could consummate a business acquisition, as described in Note 1, was not contemplated in the Offering, stockholders may have securities law claims against the Company for rescission (under which a successful claimant has the right to receive the total amount paid for his or her shares pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims may entitle stockholders asserting them to more than the pro rata shares of the Trust Account to which they are entitled on conversion or liquidation. Holders of such claims, who may include all stockholders who own shares issued in the Company’s Offering, might seek to have the claims satisfied from funds in the Trust Account. The Company has not recorded a liability for such possible rescission as it cannot predict whether stockholders will bring such claims, how many might bring them or the extent to which they might be successful.

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

Notes to Financial Statements — (Continued)

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

8.	Tender Offer for Proposed Business Combination

On September 13, 2005, the Company entered Letters of Undertaking with the ChinaCast Majority Shareholders. Pursuant to the terms of the Tender Offer, each shareholder of ChinaCast will have the option to receive for the tender of such shareholder’s ChinaCast ordinary shares (the “ChinaCast Shares”) (i) one share of the Company’s common stock for every 21.29 shares of ChinaCast Shares tendered (the “Stock Offer”), or (ii) a cash payment of 0.28 Singapore dollars (US$0.167, based on the exchange rate of 1.6810 on September  13, 2005) for each of the ChinaCast Shares tendered. The Majority Shareholders irrevocably and unconditionally agreed to accept the Stock Offer. If the Tender Offer is consummated, ChinaCast and its subsidiaries will become subsidiaries of the Company. The Tender Offer and the related transactions, including an increase in the number of authorized shares of the Company, require approval by the holders of a majority of the shares sold in the Initial Public Offering (See Note 2). The Company will amend its charter in connection with the Tender Offer to increase the number of authorized shares of common stock to 100,000,000 to accommodate the Stock Offer.

In connection with this Tender Offer, a stockholder of the Company has agreed to reimburse ChinaCast for certain professional fees paid by ChinaCast relating to the Tender Offer. This stockholder reimbursed ChinaCast for approximately $301,000 during 2005. This amount was recorded as professional fees by the Company as well as a capital contribution by the stockholder.

An additional amount of approximately $507,000 which is due to ChinaCast as reimbursement for further expenses that had not been reimbursed by the stockholder prior to December 31, 2005, has been recorded as professional fees by the Company and a liability due to ChinaCast. Upon payment of these additional charges by the stockholder, this liability to ChinaCast will be deemed to have been paid through an additional capital contribution by the stockholder. The December 31, 2005 financial statements have been restated to expense these professional fees. The changes to the December 31, 2005 financial statements were as follows:
Restatement of Prior Financial Statements

	Year Ended December 31, 2005
	As Reported	As Restated
Statement of Operations
Total operating expenses	$910,619	$1,718,619
Loss from operations	(910,619)	(1,718,619)
Loss before provision for income taxes	(370,355)	(1,178,355)
Net loss	(406,957)	(1,214,957)
Net loss per common share — basic and diluted	$(0.07)	$(0.22)

	Year Ended December 31, 2005
	As Reported	As Restated
Balance Sheet
Due to ChinaCast	$—	$507,000
Total current liabilities	836,854	1,343,854
Additional paid-in capital	19,380,508	19,681,508
Deficit accumulated during the development stage	(549,322)	(1,357,322)
Total stockholders’ equity	$18,831,738	$18,324,738

ChinaCast was incorporated under the laws of Bermuda on November 20, 2003 as an exempted company with limited liability, and as the holding company for a public flotation in Singapore of ChinaCast’s business. ChinaCast’s principal subsidiary, ChinaCast Technology (BVI) Limited (“ChinaCast Technology”), was founded in 1999 to provide ChinaCast Co., a company founded by ChinaCast’s Executive Director, with funding for its satellite broadband Internet services. ChinaCast is one of the leading providers of e-learning services to address the needs of K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. ChinaCast is headquartered in Beijing with offices in Shanghai, Hong Kong and Singapore, and currently employs more than 160 employees throughout these locations.

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

Notes to Financial Statements — (Continued)

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

- End of Notes -

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of September, 2006.

GREAT WALL ACQUISITION CORPORATION
By:	/s/ Kin Shing Li
Kin Shing Li
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kin Shing Li Kin Shing Li	Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)	September 7, 2006