Form 10QSB/A
period 2006-03-31
GREAT WALL ACQUISITION CORP
filed 2006-09-07
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     There were 5,519,975 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of August 29, 2006.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Explanatory Note
     Great Wall Acquisition Corporation is filing this Amended Quarterly Report on Form 10-QSB/A for our quarter ended March 31, 2006 (this “Amended Report”) to restate our previously issued financial statements included in our Quarterly Report on Form 10-QSB filed on May 22, 2006 (the “Original Report”) because we have discovered that we failed to record an expense of professional fees in addition to those already recorded. This Amended Report amends and restates only Items 1 and 2 of Part I of the Original Report and includes the entire text of those Items 1 and 2. No other information in the Original Report is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Report or to modify or update those disclosures affected by subsequent events. This Amended Report continues to speak as of the filing date of the Original Report. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT WALL ACQUISITION CORPORATION
(a corporation in the development stage)
GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(RESTATED)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$46,147	$130,059
Money market funds	8,971	348
Investment in Treasury Bills — held in trust	24,267,851	24,040,374
Prepaid expenses	470	720

Total current asset	24,323,439	24,171,501
Deferred tax assets	155,978	126,978

Total assets	$24,479,417	$24,298,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$530,277	$431,700
Due to ChinaCast	122,000	507,000
Note payable, stockholder	50,000	—
Income taxes payable	284,129	229,421
Deferred interest	221,169	175,733

Total current liabilities	1,207,575	1,343,854

Common stock subject to possible redemption - 902,744 shares at redemption value	4,629,887	4,629,887

Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; issued – none
Common stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding - 5,515,975 shares (which including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	20,066,508	19,681,508
Deficit accumulated during development stage	(1,425,105)	(1,357,322)

Total stockholders’ equity	18,641,955	18,324,738

Total liabilities and stockholders’ equity	$24,479,417	$24,298,479

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Period from
	August 20, 2003
	(inception) to
	March 31, 2006	Three Months Ended March 31,
	(cumulative)	2006	2005
	(RESTATED)	(RESTATED)
Operating expenses:
Travel	$94,665	$8,493	$12,388
Capital based taxes	146,641	6,000	23,000
Professional fees	1,915,080	157,698	101,045
Rent	12,000	1,500	1,500
Transfer agent fees	34,531	9,247	4,160
Other operating costs	4,100	246	180

Loss from operations	(2,207,017)	(183,184)	(142,273)
Interest income	894,888	190,664	97,956
Interest expense	(1,374)	(263)	—

Income (loss) before provision for income taxes	(1,313,503)	7,217	(44,317)
Provision for income taxes	111,602	75,000	—

Net loss	$(1,425,105)	$(67,783)	$(44,317)

Net loss per common share – basic and diluted		$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted		5,515,975	5,515,975

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(RESTATED)

				Deficit
				accumulated
				during	Total
			Additional	development	Stockholders’
	Common Stock		Paid-In Capital	stage	Equity
	Shares	Amount
Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders at $.025 per share	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900	$(1,213)	$23,787

Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter			100		100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508	$(142,365)	$19,238,695

Additional capital contributed through payment of expense	—	—	301,000	—	301,000

Net loss	—	—	—	(1,214,957)	(1,214,957)

Balance, December 31, 2005	5,515,975	$552	$19,681,508	$(1,357,322)	$18,324,738

Unaudited:
Additional capital contributed through payment of expense	—	—	385,000	—	385,000
Net loss	—	—	—	(67,783)	(67,783)

Balance, March 31, 2006	5,515,975	$552	$20,066,508	$(1,425,105)	$18,641,955

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(RESTATED)

	Period from
	August 20, 2003
	(inception) to
	March 31, 2006	Three Months Ended March 31,
	(cumulative)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,425,105)	$(67,783)	$(44,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash professional fee expense	808,000	—	—
Deferred taxes	(155,978)	(29,000)	—
Interest on Treasury Bills	(1,106,401)	(227,297)	(122,419)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(470)	250	2,533
Increase (decrease) in -
Accrued expenses	530,277	98,577	(34,544)
Income tax payable	284,129	54,708	23,000
Deferred interest	221,169	45,436	24,471

Net cash used in operating activities	(844,379)	(125,109)	(151,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in money market funds	(8,971)	(8,623)	(118)
Purchase of Treasury Bills	(293,454,450)	(43,269,180)	(70,231,890)
Maturity of Treasury Bills	270,293,000	43,269,000	70,232,000

Net cash used in investing activities	(23,170,421)	(8,803)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	—
Proceeds from issuance of stock option	100	—	—
Payment of costs of public offering	(3,110,003)	—	—
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	85,000	50,000	—
Repayment of note payable, stockholders	(35,000)	—	—

Net cash provided by financing activities	24,060,947	50,000	—

CASH
Net increase (decrease)	46,147	(83,912)	(151,284)
Balance at beginning of period	—	130,059	688,542

Balance at end of period	$46,147	$46,147	$537,258

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITY:
Settlement by stockholder of amounts due to ChinaCast	$686,000	$385,000	$—

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

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the restated financial statements that were included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission. The December 31, 2005 financial statements are derived from the audited financial statements.

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

Notes to Financial Statements (Unaudited) — (Continued)

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

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company, without stockholder approval, if the Company did not consummate a Business Combination by September 23, 2005 (18 months from the date of the consummation of the Initial Public Offering), or by March 23, 2006 (24 months from the consummation of the Initial Public Offering) if certain extension criteria were satisfied. On September 13, 2005, the Company satisfied the criteria for the six month extension by entering into Letters of Undertaking with shareholders of ChinaCast Communication Holdings Limited (“ChinaCast”) who hold in the aggregate 51.2% of ChinaCast’s issued and outstanding ordinary shares (the “Majority Shareholders”), pursuant to which the Majority Shareholders agreed to accept a pre-conditional voluntary tender offer (the “Tender Offer”) made by the Company (See Note 5).

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

Notes to Financial Statements (Unaudited) — (Continued)

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

4.	Commitment and Contingency

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

Since the extension of the period during which the Company could consummate a business acquisition, as described in Note 2, was not contemplated in the Offering, stockholders may have securities law claims against the Company for rescission (under which a successful claimant has the right to receive the total amount paid for his or her shares pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims may entitle stockholders asserting them to more than the pro rata shares of the Trust Account to which they are entitled on conversion or liquidation. Holders of such claims, who may include all stockholders who own shares issued in the Company’s Offering, might seek to have the claims satisfied from funds in the Trust Account. The Company has not recorded a liability for such possible rescission as it cannot predict whether stockholders will bring such claims, how many might bring them or the extent to which they might be successful.

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

Notes to Financial Statements (Unaudited) — (Continued)
The Tender Offer and the related transactions require approval by the holders of a majority of the shares sold in the Initial Public Offering (See Note 3). The Company will amend its charter in connection with the Tender Offer to increase the number of authorized shares of common stock to 100,000,000 to accommodate the Stock Offer.
     In connection with the Tender Offer, a stockholder of the Company has agreed to reimburse ChinaCast for certain professional fees paid by ChinaCast relating to the Tender Offer. This stockholder reimbursed ChinaCast for approximately $301,000 during 2005. This amount, as well as an additional amount of approximately $507,000 which was due to ChinaCast (as reimbursement for further expenses that had not been reimbursed by the stockholder prior to December 31, 2005), was recorded as professional fees by the Company during 2005. Approximately $385,000 was reimbursed by the stockholder during the first quarter of 2006. All reimbursements of ChinaCast by the stockholder were recorded as additional capital contributions by this stockholder.
     Apart from the above, the Company discovered they had failed to record an expense of additional professional fees in connection with the Tender Offer of approximately $98,000 during the first quarter of 2006.
     The December 31, 2005 and March 31, 2006 financial statements were restated to expense these professional fees. The changes to the December 31, 2005 and March 31, 2006 financial statements were as follows:
Restatement of Prior Financial Statements

	Year Ended December 31, 2005
	As Reported	As Restated
Statement of Operations
Total operating expenses	$910,619	$1,718,619
Loss from operations	(910,619)	(1,718,619)
Loss before provision for income taxes	(370,355)	(1,178,355)
Net loss	(406,957)	(1,214,957)
Net loss per common share — basic and diluted	$(0.07)	$(0.22)

	Year Ended December 31, 2005
	As Reported	As Restated
Balance Sheet
Due to ChinaCast	$-	$507,000
Total current liabilities	836,854	1,343,854
Additional paid-in capital	19,380,508	19,681,508
Deficit accumulated during the development stage	(549,322)	(1,357,322)
Total stockholders’ equity	$18,831,738	$18,324,738

	Three Months Ended March 31, 2006
	As Reported	As Restated
Statement of Operations
Total operating expenses	$85,184	$183,184
Loss from operations	(85,184)	(183,184)
Income before provision for income taxes	105,217	7,217
Net income (loss)	30,217	(67,783)
Net income (loss) per common share — basic and diluted	$0.01	$(0.01)

	Three Months Ended March 31, 2006
	As Reported	As Restated
Balance Sheet
Accrued expenses	$432,277	$530,277
Due to ChinaCast	-	122,000
Total current liabilities	987,575	1,207,575
Additional paid-in capital	19,380,508	20,066,508
Deficit accumulated during the development stage	(519,105)	(1,425,105)
Total stockholders’ equity	$18,861,955	$18,641,955
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

Item 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this quarterly report on Form 10-QSB/A.
Forward Looking Statements
     The statements discussed in this quarterly report on Form 10-QSB/A include forward looking statements that involve risks and uncertainties, which are detailed from time to time in our reports filed with the Securities and Exchange Commission.
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
Results of Operations
     We had a net loss of $67,783 for the three months ended March 31, 2006 as compared to a net loss of $44,317 for the three months ended March 31, 2005. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, professional fees in connection with the Tender Offer, our filing reports under the Securities Exchange Act of 1934, and our searching for a target business. For the three months ended March 31, 2006, we incurred $8,493 of travel expenses, $157,698 of professional fees, $6,000 of capital taxes, $1,500 of expenses pursuant to a monthly administrative services agreement, $9,247 of transfer agent fees, other operating costs of $246 and income taxes of $75,000, offset by interest income on our IPO trust fund investment of $190,664. We have incurred consulting fees of $85,000 for a third party to assist us finding a prospective target business for our business combination (included in professional fees above) pursuant to an agreement we entered into as of April 1, 2005, which may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses.
     For the three months ended March 31, 2005, we incurred $12,388 of travel expenses, $23,000 of capital based taxes, $101,045 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $4,160 of transfer agent fees and other operating costs of $180, offset by interest income on the Trust Fund investment of $97,956.
     Net loss of $1,425,105 for the period from August 20, 2003 (inception) to March 31, 2006 consisted of $94,665 of travel expenses, $146,641 of capital based taxes, $1,915,080 of professional fees, $12,000 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $34,531, other operating costs of $4,100, interest expense of $1,374 and income taxes of $111,602, offset by interest income on the Trust Fund investment of $894,888.
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

GREAT WALL ACQUISITION CORPORATION
(Registrant)

Date: September 7, 2006	By:	/s/ Kin Shing Li

Name: Kin Shing Li
Title: Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)