Form 10QSB
period 2006-06-30
GREAT WALL ACQUISITION CORP
filed 2006-09-07
CIK 1261888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

There were 5,515,975 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of August 14, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$15,530	$130,059
Money market funds	624	348
Investment in Treasury Bills - held in trust	24,550,227	24,040,374
Prepaid expenses	2,470	720
Total current asset	24,568,851	24,171,501
Deferred tax assets	267,991	126,978
Total assets	$24,836,842	$24,298,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$492,915	$431,700
Due to ChinaCast	—	507,000
Notes payable, stockholder	250,000	—
Income taxes payable	402,191	229,421
Deferred interest	275,979	175,733
Total current liabilities	1,421,085	1,343,854
Common stock subject to possible redemption - 902,744 shares at redemption value	4,629,887	4,629,887

Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; issued - none
Common stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding - 5,515,975 shares (which including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	20,383,593	19,681,508
Deficit accumulated during development stage	(1,598,275)	(1,357,322)
Total stockholders’ equity	18,785,870	18,324,738
Total liabilities and stockholders’ equity	$24,836,842	$24,298,479

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Period from August 20, 2003 (inception) to June 30, 2006	Three Months Ended June 30,		Six Months Ended June 30,
	(cumulative)	2006	2005	2006	2005
Operating expenses:
Travel	$111,900	$17,235	$5,878	$25,728	$18,266
Capital based taxes	152,641	6,000	27,569	12,000	50,569
Professional fees	2,262,871	347,791	158,907	505,489	259,952
Rent	13,500	1,500	1,500	3,000	3,000
Transfer agent fees	41,035	6,504	1,913	15,751	6,073
Other operating costs	4,746	646	370	892	550
Loss from operations	(2,586,693)	(379,676)	(196,137)	(562,860)	(338,410)
Interest income	1,114,357	219,469	120,210	410,133	218,166
Interest expense	(4,848)	(3,474)	—	(3,737)	—
Loss before provision for income taxes	(1,477,184)	(163,681)	(75,927)	(156,464)	(120,244)
Provision for income taxes	121,091	9,489	—	84,489	—
Net loss	$(1,598,275)	$(173,170)	$(75,927)	$(240,953)	$(120,244)

Net loss per common share - basic and diluted		$(0.03)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted		5,515,975	5,515,975	5,515,975	5,515,975

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage	Total Stockholders’ Equity
	Shares	Amount
Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders at $.025 per share	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900	$(1,213)	$23,787
Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter			100		100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508	$(142,365)	$19,238,695
Additional capital contributed through payment of expense	—	—	301,000	—	301,000
Net loss	—	—	—	(1,214,957)	(1,214,957)

Balance, December 31, 2005 (Restated)	5,515,975	$552	$19,681,508	$(1,357,322)	$18,324,738
Unaudited: Additional capital contributed through payment of expense and settlement of amount due to ChinaCast	—	—	702,085	—	702,085
Net loss	—	—	—	(240,953)	(240,953)

Balance, June 30, 2006	5,515,975	$552	$20,383,593	$(1,598,275)	$18,785,870

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Period from August 20, 2003 (inception) to June 30, 2006	Six Months Ended June 30,
	(cumulative)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,598,275)	$(240,953)	$(120,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash professional fee expense	1,003,085	195,085	—
Deferred taxes	(267,991)	(141,013)	—
Interest on Treasury Bills	(1,380,587)	(501,483)	(272,654)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(2,470)	(1,750)	(1,007)
Increase (decrease) in -
Accrued expenses	492,915	61,215	20,282
Income tax payable	402,191	172,770	(24,231)
Deferred interest	275,979	100,246	54,503
Net cash used in operating activities	(1,075,153)	(355,883)	(343,351)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in money market funds	(624)	(276)	221
Purchase of Treasury Bills	(317,973,640)	(67,788,370)	(145,962,986)
Maturity of Treasury Bills	294,804,000	67,780,000	145,963,000
Net cash provided by (used in) investing activities	(23,170,264)	(8,646)	235
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	—
Proceeds from issuance of stock option	100	—	—
Payment of costs of public offering	(3,110,003)	—	—
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	285,000	250,000	—
Repayment of note payable, stockholders	(35,000)	—	—
Net cash provided by financing activities	24,260,947	250,000	—
CASH
Net increase (decrease)	15,530	(114,529)	(343,116)
Balance at beginning of period	—	130,059	688,542
Balance at end of period	$15,530	$15,530	$345,426
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITY:
Settlement by stockholder of amounts due to ChinaCast	$1,003,085	$702,085	$—

The accompanying notes should be read in conjunction with the financial statements.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements (Unaudited)
Three months and six months ended June 30, 2006

1. Basis of Presentation

The financial statements of Great Wall Acquisition Corporation (the “Company”) at June 30, 2006, for the three months and six months ended June 30, 2006 and 2005, and for the period from August 20, 2003 (inception) to June 30, 2006 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006, and for the period from August 20, 2003 (inception) to June 30, 2006 (cumulative), and its cash flows for the six months ended June 30, 2006 and 2005, and for the period from August 20, 2003 (inception) to June 30, 2006 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

2. Organization and Business Operations

The Company was incorporated in August 20, 2003 as a blank check company whose objective is to acquire an operating business having its primary operations in the People’s Republic of China.

All activity from August 20, 2003 (inception) through June 30, 2006 relates to the Company’s formation, initial public offering and operations as described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 17, 2004.

The Company consummated the offering on March 23, 2004 and on that date, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $23,986,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $24,550,227 at June 30, 2006. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements (Unaudited)
Three months and six months ended June 30, 2006

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. If stockholders (“Public Stockholders”) owning 20% or more of stock issued in the Initial Public Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest in the accompanying June 30, 2006 balance sheet.

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

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company, without stockholder approval, if the Company did not consummate a Business Combination by September 23, 2005 (18 months from the date of the consummation of the Initial Public Offering), or by March 23, 2006 (24 months from the consummation of the Initial Public Offering) if certain extension criteria were satisfied. On September 13, 2005, the Company satisfied the criteria for the six month extension by entering into Letters of Undertaking with shareholders of ChinaCast Communication Holdings Limited (“ChinaCast”) who hold in the aggregate 51.2% of ChinaCast’s issued and outstanding ordinary shares (the “Majority Shareholders”), pursuant to which the Majority Shareholders agreed to accept a pre-conditional voluntary tender offer (the “Offer”) made by the Company (See Note 6).

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

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements (Unaudited)
Three months and six months ended June 30, 2006

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financials statements based on their fair values. The Company was required to adopt SFAS 123(R) effective January 1, 2006. The Company has no stock option plan and accordingly, the adoption of SFAS 123(R) did not have a significant impact on the Company's financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No.109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

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

If the proposed ChinaCast Offer is not consummated by December 31, 2006, the Company will be forced to liquidate. There is no assurance that the Company will be able to successfully effect the Offer during this period. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the price per share in the Initial Public Offering due to costs related to the Initial Public Offering and Company operations and since no value would be realized on the Warrants.

4. Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $500 per month for such services commencing on the effective date of the Offering. The statements of operations for the three and six months ended June 30, 2006 includes $1,500 and $3,000 respectively, related to this agreement.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements (Unaudited)
Three months and six months ended June 30, 2006

The Company entered a consulting agreement as of April 1, 2005 with a third party to assist it with a finding a target business and consummating a Business Combination. The initial term of the consulting agreement was October 1, 2005, which was extended to September 30, 2006 by mutual agreement of both parties. This consulting agreement may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses. During the three and six months ended June 30, 2006, the Company paid this consultant $15,000 and $30,000 respectively in fees, which are included in professional fees for these periods.

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

5. Notes Payable to Stockholder

During 2006, the Company has obtained three loans aggregating $250,000 from a stockholder. These loans bear simple interest at the rate of 8% per annum, payable December 31, 2006, are prepayable in whole or in part at any time, and are subject to acceleration upon the occurrence of certain bankruptcy-related and default events.

6. Tender Offer for Proposed Business Combination

On September 13, 2005, the Company entered Letters of Undertaking with the ChinaCast Majority Shareholders. On July 13, 2006, the letters of undertaking previously executed lapsed in accordance with Singapore law and Great Wall has obtained new letters of undertaking from shareholders of ChinaCast holding in the aggregate 50.85% of its outstanding shares. These new undertakings were the same as those previously executed in all material respects. Pursuant to the terms of the Tender Offer, each shareholder of ChinaCast will have the option to receive for the tender of such shareholder’s ChinaCast ordinary shares (the “ChinaCast Shares”) (i) one share of the Company’s common stock for every 21.29 shares of ChinaCast Shares tendered (the “Stock Offer”), or (ii) a cash payment of 0.28 Singapore dollars (US$0.167, based on the exchange rate of 1.6810 on September 13, 2005) for each of the ChinaCast Shares tendered. The Majority Shareholders irrevocably and unconditionally agreed to accept the Stock Offer. If the Offer is consummated, ChinaCast and its subsidiaries will become subsidiaries of the Company. The Offer and the related transactions require approval by the holders of a majority of the shares sold in the Initial Public Offering (See Note 3). The Company will amend its charter in connection with the Tender Offer to increase the number of authorized shares of common stock to 100,000,000 to accommodate the Stock Offer.

Great Wall Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements (Unaudited)
Three months and six months ended June 30, 2006

In connection with the Tender Offer, a stockholder of the Company has agreed to reimburse ChinaCast for certain professional fees paid by ChinaCast relating to the Tender Offer. This stockholder reimbursed ChinaCast for approximately $301,000 during 2005. This amount, as well as an additional amount of approximately $507,000 which was due to ChinaCast (as reimbursement for further expenses that had not been reimbursed by the stockholder prior to December 31, 2005), was recorded as professional fees by the Company during 2005. The Company recorded additional professional fee expense of approximately $195,000 during the second quarter of 2006. Approximately $385,000 and $317,000 were reimbursed by the stockholder during the first quarter and second quarter of 2006, respectively. All reimbursements of ChinaCast by the stockholder were recorded as additional capital contributions by this stockholder.

The December 31, 2005 financial statements were restated to expense these professional fees. The changes to the December 31, 2005 financial statements were as follows:

Restatement of Prior Financial Statements

	Year Ended December 31, 2005
	As Reported	As Restated
Statement of Operations
Total operating expenses	$910,619	$1,718,619
Loss from operations	(910,619)	(1,718,619)
Loss before provision for income taxes	(370,355)	(1,178,355)
Net loss	(406,957)	(1,214,957)
Net loss per common share - basic and diluted	$(0.07)	$(0.22)

	Year Ended December 31, 2005
	As Reported	As Restated
Balance Sheet
Due to ChinaCast	$-	$507,000
Total current liabilities	836,854	1,343,854
Additional paid-in capital	19,380,508	19,681,508
Deficit accumulated during the development stage	(549,322)	(1,357,322)
Total stockholders' equity	$18,831,738	$18,324,738

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

Deferred Interest. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. If stockholders (“Public Stockholders”) owning 20% or more of stock issued in the Initial Public Offering, vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption and 19.99% of the related interest earned on the Treasury Bills is recorded as deferred interest.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Other Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

As previously announced, on September 13, 2005, Great Wall announced that holders of a majority of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (the “ChinaCast Majority”) have irrevocably agreed to accept a pre-conditional voluntary tender offer to be made by Great Wall, under which each ChinaCast shareholder will have the option to receive Great Wall common stock or cash for the tender of his or her shares. ChinaCast is one of the leading providers of e-learning services to K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. Additional information concerning ChinaCast and the proposed acquisition is contained in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 14, 2005, our definitive proxy statement, dated March 8, 2006, and our registration statement on Form S-4 No. 333-134098, filed with the SEC on May 12, 2006 and amended August 14, 2006. This registration statement has not been declared effective by the SEC and is subject to further amendment. All these materials are available on the SEC’s website at www.sec.gov.

On September 13, 2005, Great Wall entered Letters of Undertaking with shareholders of ChinaCast holding in the aggregate 51.15% of the outstanding ChinaCast shares, in which they agree to tender into Great Wall’s Offer and elect the Stock Offer. On July 13, 2006, the letters of undertaking previously executed lapsed in accordance with Singapore law and Great Wall has obtained new letters of undertaking from shareholders of ChinaCast holding in the aggregate 50.85% of its outstanding shares. These new undertakings were the same as those previously executed in all material respects. Pursuant to their respective Letters of Undertaking, the ChinaCast Majority irrevocably and unconditionally also agreed, among other things:

•
except as otherwise permitted by the Letter of Undertaking, to not transfer, dispose of or create an encumbrance on any of their ChinaCast shares from July 13, 2005 (the “Commencement Date”), until the earlier of the date that the Offer lapses unconsummated or Great Wall withdraws the Offer (the “Expiration Time”);

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

Upon purchase of at least a majority of ChinaCast shares, ChinaCast and its subsidiaries will become subsidiaries of Great Wall, which in turn will be at least 65.7% owned by former ChinaCast shareholders (assuming no Public Shareholders exercise conversion rights with respect to the acquisition). Assuming that all current ChinaCast shareholders (including the ChinaCast Majority) elect the Stock Offer for all of their ChinaCast shares, an aggregate of approximately 20,752,301 shares of additional Great Wall common stock will be issued, representing approximately 79% of the Great Wall common stock that would be outstanding after giving effect to such issuance (and assuming no Public Shareholders exercise conversion rights with respect to the acquisition). Great Wall is proposing to increase its authorized common shares in connection with consummation of the ChinaCast acquisition to accommodate such ChinaCast shareholders. If Public Shareholders elect conversion, the percentage ownership of the combined company by former ChinaCast stockholders will increase to between a minimum of 69.6% and a maximum of 81.8%. In connection with and subject to completion of the transaction, Great Wall will also increase its authorized capital stock.

Results of Operations

We had a net loss of $173,170 for the three months ended June 30, 2006 as compared to a net loss of $75,927 for the three months ended June 30, 2005. The increase in our net loss was the result of an increase in professional fees of $188,884 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. For the three months ended June 30, 2006, we incurred $17,235 of travel expenses, $347,791 of professional fees, $6,000 of capital based taxes, $1,500 of expenses pursuant to a monthly administrative services agreement, $6,504 of transfer agent fees, $3,474 of interest expense and $9,489 of income tax provision, and other operating costs of $646, offset by interest income on our IPO trust fund investment of $219,469. We have incurred consulting fees of $15,000 for a third party to assist us finding a prospective target business for our business combination (included in professional fees above) pursuant to an agreement we entered into as of April 1, 2005, which may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant is entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses.

For the three months ended June 30, 2005, we incurred $5,878 of travel expenses, $27,569 of capital based taxes, $158,907 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $1,913 of transfer agent fees and other operating costs of $370, offset by interest income on the Trust Fund investment of $120,210.

We had a net loss of $240,953 for the six months ended June 30, 2006 as compared to a net loss of $120,244 for the six months ended June 30, 2005. The increase in net loss was primarily the result of an increase in professional fees of $245,537 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 and an increase in income tax provision of $84,489 during the six months ended June 30, 2006 as compared to the same period in 2005. For the six months ended June 30, 2006, we incurred $25,728 of travel expenses, $505,489 of professional fees, $12,000 of capital based taxes, $3,000 of expenses pursuant to a monthly administrative services agreement, $15,751 of transfer agent fees, $3,737 of interest expense and $84,489 of income tax provision and other operating costs of $892, offset by interest income on our IPO trust fund investment of $410,133.

For the six months ended June 30, 2005, we incurred $18,266 of travel expenses, $50,569 of capital based taxes, $259,952 of professional fees, $3,000 of expenses pursuant to a monthly administrative services agreement, $6,073 of transfer agent fees and other operating costs of $550, offset by interest income on the Trust Fund investment of $218,166.

Net loss of $1,598,275 for the period from August 20, 2003 (inception) to June 30, 2006 consisted of $111,900 of travel expenses, $152,641 of capital based taxes, $2,262,871 of professional fees, $13,500 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $41,035, other operating costs of $4,746, $121,091 of income tax provision and interest expense of $4,848, offset by interest income on the Trust Fund investment of $1,114,357.

We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units for additional gross proceeds of $3,095,850. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions, and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. The remaining proceeds are available to be used by it to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2006, there was $24,550,227 held in the IPO trust account.

Great Wall has used the net proceeds of its IPO to seek to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that its capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the IPO trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. As of June 30, 2006, Great Wall had $15,530 in cash available to be used by us to provide for business, legal and accounting due diligence on the proposed ChinaCast acquisition. We anticipate that the costs required to consummate the proposed ChinaCast acquisition will greatly exceed our available cash, and that we will not be able to do so without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses). We expect these expenses would ultimately be borne by the combined company if the proposed ChinaCast acquisition is completed. If it is not, they would be subject to the indemnification obligations of Messrs. Kin Shing Li and Justin Tang, two of the Company’s pre-IPO stockholders, to the Company. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the IPO trust account, which could ultimately deplete the IPO trust account and reduce a stockholder’s current pro rata portion of the IPO trust account upon liquidation.

During 2006 to date, the registrant has obtained three loans aggregating US$250,000.00 from Mr. Tang for the purpose of funding obligations incurred by the registrant in connection with amending its certificate of incorporation and completing the proposed ChinaCast acquisition. These loans bear simple interest at the rate of 8% per annum, payable December 31, 2006, are prepayable in whole or in part at any time, and are subject to acceleration upon the occurrence of certain bankruptcy-related and default events set forth in the promissory note evidencing the loan, the form of which has been filed with the SEC as Exhibit 10.1 to the Company’s March 8, 2006 Current Report on Form 8-K.

Commencing on March 17, 2004 and ending upon the acquisition of a target business, Great Wall incurs a fee from Sherleigh Associates LLC of $500 per month for providing it with office space and certain office and secretarial services. Jack Silver, one of Great Wall’s pre-IPO stockholders, is the principal investor and manager of Sherleigh. In addition, in October 2003, Kin Shing Li, Great Wall’s Chairman of the Board and Chief Executive Officer, and Justin Tang, one of Great Wall’s principal stockholders, advanced an aggregate of $35,000 to Great Wall for payment on its behalf of offering expenses. These loans were repaid following Great Wall’s IPO from the proceeds of the offering.

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

Item 3. Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation as of June 30, 2006, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Not applicable.

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