Form 10QSB
period 2006-09-30
GREAT WALL ACQUISITION CORP
filed 2006-11-14
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period           to
Commission File Number 000-50550

GREAT WALL ACQUISITION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0178991 (I.R.S. Employer Identification Number)
660 Madison Avenue
15th Floor
New York, New York 10021
(Address of Principal Executive Offices)
(212) 753-0804
(Issuer’s Telephone Number, Including Area Code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     There were 5,515,975 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 13, 2006.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$39,821	$130,059
Money market funds	554	348
Investment in Treasury Bills — held in trust	24,849,534	24,040,374
Prepaid expenses	1,720	720

Total current asset	24,891,629	24,171,501
Deferred tax assets, net	363,050	126,978

Total assets	$25,254,679	$24,298,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$533,940	$431,700
Due to ChinaCast	—	507,000
Notes payable, stockholder	440,000	—
Income taxes payable	493,926	229,421
Deferred interest	335,795	175,733

Total current liabilities	1,803,661	1,343,854

Common stock subject to possible redemption — 902,744 shares at redemption value	4,629,887	4,629,887

Commitments
Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; issued — none
Common stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding — 5,515,975 shares (which including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	20,383,593	19,681,508
Deficit accumulated during development stage	(1,563,014)	(1,357,322)

Total stockholders’ equity	18,821,131	18,324,738

Total liabilities and stockholders’ equity	$25,254,679	$24,298,479

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Period from
	August 20, 2003
	(inception) to
	September 30,
	2006	Three Months Ended September 30,		Nine Months Ended September 30,
	(cumulative)	2006	2005	2006	2005
Operating expenses:
Travel	$134,087	$22,187	$26,979	$47,915	$45,245
Capital based taxes	158,641	6,000	25,249	18,000	75,818
Professional fees	2,436,954	174,083	120,840	679,572	380,792
Rent	15,000	1,500	1,500	4,500	4,500
Transfer agent fees	44,213	3,178	6,260	18,929	12,333
Other operating costs	4,872	126	260	1,018	810

Loss from operations	(2,793,767)	(207,074)	(181,088)	(769,934)	(519,498)
Interest income	1,353,779	239,422	155,264	649,555	373,430
Interest expense	(11,259)	(6,411)	—	(10,148)	—

Income (loss) before provision for income taxes	(1,451,247)	25,937	(25,824)	(130,527)	(146,068)
Provision (benefit) for income taxes	111,767	(9,324)	—	75,165	—

Net income (loss)	$(1,563,014)	$35,261	$(25,824)	$(205,692)	$(146,068)

Net income (loss) per common share — basic and diluted		$0.01	$(0.00)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding — basic and diluted		5,515,975	5,515,975	5,515,975	5,515,975

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				accumulated
				during	Total
	Common Stock		Additional	development	Stockholders’
	Shares	Amount	Paid-In Capital	stage	Equity
Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders at $.025 per share	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900	$(1,213)	$23,787
Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter			100		100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508	$(142,365)	$19,238,695
Additional capital contributed through payment of expense	—	—	301,000	—	301,000
Net loss	—	—	—	(1,214,957)	(1,214,957)

Balance, December 31, 2005 (Restated)	5,515,975	$552	$19,681,508	$(1,357,322)	$18,324,738
Unaudited:
Additional capital contributed through payment of expense and settlement of amount due to ChinaCast	—	—	702,085	—	702,085
Net loss	—	—	—	(205,692)	(205,692)

Balance, September 30, 2006	5,515,975	$552	$20,383,593	$(1,563,014)	$18,821,131

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Period from
	August 20, 2003
	(inception) to
	September 30, 2006	Nine Months Ended September 30,
	(cumulative)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,563,014)	$(205,692)	$(146,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash professional fee expense	1,003,085	195,085	—
Deferred taxes	(363,050)	(236,072)	—
Interest on Treasury Bills	(1,679,817)	(800,713)	(466,702)
Changes in operating assets and liabilities:
(Increase) decrease in —
Prepaid expenses	(1,720)	(1,000)	2,534
Increase in —
Accrued expenses	533,940	102,240	63,992
Income tax payable	493,926	264,505	1,018
Deferred interest	335,795	160,062	93,294

Net cash used in operating activities	(1,240,855)	(521,585)	(451,932)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in money market funds	(554)	(206)	632
Purchase of Treasury Bills	(342,787,717)	(92,602,447)	(169,746,404)
Maturity of Treasury Bills	319,618,000	92,594,000	169,746,000

Net cash provided by (used in) investing activities	(23,170,271)	(8,653)	228

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	—
Proceeds from issuance of stock option	100	—	—
Payment of costs of public offering	(3,110,003)	—	—
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	475,000	440,000	—
Repayment of note payable, stockholders	(35,000)	—	—

Net cash provided by financing activities	24,450,947	440,000	—

CASH
Net increase (decrease)	39,821	(90,238)	(451,704)
Balance at beginning of period	—	130,059	688,542

Balance at end of period	$39,821	$39,821	$236,838

The accompanying notes should be read in conjunction with the financial statements.

1. Basis of Presentation
     The financial statements of Great Wall Acquisition Corporation (the “Company”) at September 30, 2006, for the three months and nine months ended September 30, 2006 and 2005, and for the period from August 20, 2003 (inception) to September 30, 2006 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations for the three months and nine months ended September 30, 2006, and for the period from August 20, 2003 (inception) to September 30, 2006 (cumulative), its cash flows for the nine months ended September 30, 2006 and 2005, and for the period from August 20, 2003 (inception) to September 30, 2006 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.
     The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB/A, as restated, for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission. The December 31, 2005 financial statements are derived from the audited financial statements.
2. Organization and Business Operations
     The Company was incorporated in August 20, 2003 as a blank check company whose objective is to acquire an operating business having its primary operations in the People’s Republic of China.
     All activity from August 20, 2003 (inception) through September 30, 2006 relates to the Company’s formation, initial public offering and operations as described below. The Company has selected December 31 as its fiscal year-end.
     The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 17, 2004.
     The Company consummated the offering on March 23, 2004 and on that date, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $23,986,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the People’s Republic of China (“Business Combination”). An amount of approximately $23,161,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of $24,849,534 at September 30, 2006. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
     The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. If stockholders (“Public Stockholders”) owning 20% or more of stock issued in the Initial Public Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. Accordingly, a portion of the net proceeds from the Initial Public

Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest in the accompanying September 30, 2006 balance sheet.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No.109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.
     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
3. Initial Public Offering
     On March 23, 2004, the Company sold 4,000,000 units (“Units”) in the Offering. On March 30, 2004, the Company sold an additional 515,975 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In no event will the registered holder of the warrant be entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in shares of common stock if the common stock underlying the warrants is not covered by an effective registration statement at the time of their exercise or thereafter.
     In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 400,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.95 per share. If the Company is unable to deliver any securities pursuant to the exercise of the underwriters’ purchase option as a result of its inability to satisfy registration requirements as set forth in the underwriters’ purchase option agreement, the Company will have no obligation to pay such underwriters any cash or otherwise “net cash settle” the underwriters’ purchase option or the Warrants underlying the underwriters’ purchase option.
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
4. Commitments
     The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $500 per month for such services commencing on the effective date of the Offering. The statements of operations for the three and nine months ended September 30, 2006 includes $1,500 and $4,500 respectively, related to this agreement.
     The Company entered a consulting agreement as of April 1, 2005 with a third party to assist it with a finding a target business and consummating a Business Combination. The initial term of the consulting agreement was October 1, 2005, which was extended to September 30, 2006 by mutual agreement of both parties. This consulting agreement expired on September 30, 2006 and has not been renewed. Under this consulting agreement, the consultant was entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses. During the three and nine months ended September 30, 2006, the Company paid this consultant $15,000 and $45,000 respectively in fees, which are included in professional fees for these periods.
     Since the extension of the period during which the Company could consummate a business acquisition, as described in Note 2, was not contemplated in the Offering, stockholders may have securities law claims against the Company for rescission (under which a successful claimant has the right to receive the total amount paid for his or her shares pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims may entitle stockholders asserting them to more than the pro rata shares of the Trust Account to which they are entitled on conversion or liquidation. Holders of such claims, who may include all stockholders who own shares issued in the Company’s Offering, might seek to have the claims satisfied from funds in the Trust Account. The Company believes that shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether stockholders will bring such claims, how many might bring them or the extent to which they might be successful.
5. Notes Payable to Stockholder
     During 2006, the Company has obtained five loans aggregating $440,000 from a stockholder. These loans bear simple interest at the rate of 8% per annum, payable on December 31, 2006, are repayable in whole or in part at any time, and are subject to acceleration upon the occurrence of certain bankruptcy-related and default events.
6. Tender Offer for Proposed Business Combination
     On September 13, 2005, the Company entered Letters of Undertaking with the ChinaCast Majority Shareholders. On July 13, 2006, the letters of undertaking previously executed lapsed in accordance with Singapore law and Great Wall has obtained new letters of undertaking from shareholders of ChinaCast holding in the aggregate 50.85% of its outstanding shares. These new undertakings were the same as those previously executed in all material respects. Pursuant to the terms of the Offer, each shareholder of ChinaCast will have the option to receive for the tender of such shareholder’s ChinaCast ordinary shares (the “ChinaCast Shares”) (i) one share of the Company’s common stock for every 21.29 shares of ChinaCast Shares tendered (the “Stock Offer”), or (ii) a cash payment of 0.28 Singapore dollars (US$0.167, based on the exchange rate of 1.6810 on September 13, 2005) for each of the ChinaCast Shares tendered. The Majority Shareholders irrevocably and unconditionally agreed to accept the Stock Offer. If the Offer is consummated, ChinaCast and its subsidiaries will become subsidiaries of the Company. The Offer and the related transactions require approval by the holders of a majority of the shares sold in the Initial Public Offering (See Note 3). The Company will amend its charter in connection with the Tender Offer to increase the number of authorized shares of common stock to 100,000,000 to accommodate the Stock Offer.
     In connection with the Stock Offer, a stockholder of the Company has agreed to reimburse ChinaCast for certain professional fees paid by ChinaCast relating to the Stock Offer. This stockholder reimbursed ChinaCast for approximately $301,000 during 2005. This amount, as well as an additional amount of approximately $507,000 which was due to ChinaCast (as reimbursement for further expenses that had not been reimbursed by the stockholder prior to December 31, 2005), was recorded as professional fees by the Company during 2005. The Company recorded additional professional fee expense of approximately $195,000 during the second quarter of 2006. Additional amounts of approximately $385,000 and $317,000 were reimbursed by the stockholder during the first quarter and second quarter of 2006, respectively. All reimbursements of ChinaCast by the stockholder were recorded as additional capital contributions by this stockholder.
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
     As previously announced, on September 13, 2005, Great Wall announced that holders of a majority of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (the “ChinaCast Majority”) have irrevocably agreed to accept a pre-conditional voluntary tender offer to be made by Great Wall, under which each ChinaCast shareholder will have the option to receive Great Wall common stock or cash for the tender of his or her shares. ChinaCast is one of the leading providers of e-learning services to K-12 schools, universities, government agencies and corporate enterprises in the People’s Republic of China and has been listed on the Main Board of the Singapore Exchange Securities Trading Limited since May 2004. Additional information concerning ChinaCast and the proposed acquisition is contained in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 14, 2005, our definitive proxy statement, dated March 8, 2006, and our registration statement on Form S-4 No. 333-134098, filed with the SEC on May 12, 2006 and amended October 20, 2006. This registration statement has not been declared effective by the SEC and is subject to further amendment. All these materials are available on the SEC’s website at www.sec.gov.
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
     Upon purchase of at least a majority of ChinaCast shares, ChinaCast and its subsidiaries will become subsidiaries of Great Wall, which in turn will be at least 65.7% owned by former ChinaCast shareholders (assuming no Public Shareholders exercise conversion rights with respect to the acquisition). Assuming that all current ChinaCast shareholders (including the ChinaCast Majority) elect the Stock Offer for all of their ChinaCast shares, an aggregate of approximately 20,752,301 shares of additional Great Wall common stock will be issued, representing approximately 79% of the Great Wall common stock that would be outstanding after giving effect to such issuance (and assuming no Public Shareholders exercise conversion rights with respect to the acquisition). Great Wall is proposing to increase its authorized common shares in connection with the consummation of the ChinaCast acquisition to accommodate such ChinaCast Shareholders. If Public Shareholders elect conversion, the percentage ownership of the combined company by former ChinaCast stockholders will increase to between a minimum of 69.6% and a maximum of 81.8%.

Results of Operations
     We had a net income of $35,261 for the three months ended September 30, 2006 as compared to a net loss of $25,824 for the three months ended September 30, 2005. The decrease in our net loss was the result of a decrease in capital based taxes of $19,249 during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and an increase in interest income of $84,158 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, we incurred $22,187 of travel expenses, $174,083 of professional fees, $6,000 of capital based taxes, $1,500 of expenses pursuant to a monthly administrative services agreement, $3,178 of transfer agent fees, $6,411 of interest expense, and other operating costs of $126, offset by a tax benefit of $9,324 and interest income on our IPO trust fund investment of $239,422. We have incurred consulting fees of $15,000 for a third party to assist us finding a prospective target business for our business combination (included in professional fees above) pursuant to an agreement we entered into as of April 1, 2005, which may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant was entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses.
     For the three months ended September 30, 2005, we incurred $26,979 of travel expenses, $25,249 of capital based taxes, $120,840 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $6,260 of transfer agent fees and other operating costs of $260, offset by interest income on the Trust Fund investment of $155,264.
     We had a net loss of $205,692 for the nine months ended September 30, 2006 as compared to a net loss of $146,068 for the nine months ended September 30, 2005. The increase in net loss was primarily the result of an increase in professional fees of $298,780 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and an increase in income tax provision of $75,165 during the nine months ended September 30, 2006 as compared to the same period in 2005. For the nine months ended September 30, 2006, we incurred $47,915 of travel expenses, $679,592 of professional fees, $18,000 of capital based taxes, $4,500 of expenses pursuant to a monthly administrative services agreement, $18,929 of transfer agent fees, $10,148 of interest expense and $75,165 of income tax provision and other operating costs of $1,018, offset by interest income on our IPO trust fund investment of $649,555.
     For the nine months ended September 30, 2005, we incurred $48,245 of travel expenses, $75,818 of capital based taxes, $380,792 of professional fees, $4,500 of expenses pursuant to a monthly administrative services agreement, $12,333 of transfer agent fees and other operating costs of $810, offset by interest income on the Trust Fund investment of $373,430.
     Net loss of $1,563,014 for the period from August 20, 2003 (inception) to September 30, 2006 consisted of $134,087 of travel expenses, $158,641 of capital based taxes, $2,436,954 of professional fees, $15,000 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $44,213, other operating costs of $4,872, $111,767 of income tax provision and interest expense of $11,259, offset by interest income on the Trust Fund investment of $1,353,779.
     We consummated our initial public offering on March 23, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,680,000 in underwriting discounts and commissions, and approximately $1,095,000 was paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. On March 30, 2004, the underwriters exercised their over-allotment option to sell an additional 515,975 units for additional gross proceeds of $3,095,850. We paid a total of approximately $216,700 in underwriting discounts and commissions, and approximately $118,000 was paid for costs and expenses related to the offering, including approximately $93,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions, and the offering expenses, the total net proceeds to us from the offering were approximately $23,986,000, of which approximately $23,161,000 was deposited into the trust fund. The remaining proceeds are available to be used by it to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2006, there was approximately $24,849,534 held in the IPO trust account.
     Great Wall has used the net proceeds of its IPO to seek to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that its capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the IPO trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. As of September 30, 2006, Great Wall had $39,821 in cash available to be used by us to provide for business, legal and accounting due diligence on the proposed ChinaCast acquisition. We anticipate that the costs required to consummate the proposed ChinaCast acquisition will greatly exceed our available cash, and that we will not be able to do so without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses). We expect these expenses would ultimately be borne by the combined company if the proposed ChinaCast acquisition is completed. If it is not, they would be subject to the indemnification obligations of Messrs. Kin Shing Li and Justin Tang, two of the Company’s pre-IPO stockholders, to the Company. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the IPO trust account, which could ultimately deplete the IPO trust account and reduce a stockholder’s current pro rata portion of the IPO trust account upon liquidation.
     During 2006 to date, the registrant has obtained five loans aggregating US$440,000.00 from Mr. Tang for the purpose of funding obligations incurred by the registrant in connection with amending its certificate of incorporation and completing the proposed ChinaCast acquisition. These loans bear simple interest at the rate of 8% per annum, payable December 31, 2006, are prepayable in whole or in part at any time, and are subject to acceleration upon the occurrence of certain bankruptcy-related and default events set forth in the promissory note evidencing the loan, the form of which has been filed with the SEC as Exhibit 10.1 to the Company’s March 8, 2006 Current Report on Form 8-K.
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
Item 3. Controls and Procedures.
     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation as of September 30, 2006, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
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

GREAT WALL ACQUISITION CORPORATION (Registrant)

Date: November 14, 2006	By:	/s/ Kin Shing Li
Name: Kin Shing Li
	Title:	Chairman of the Board, Chief Executive Officer
and Secretary (Principal Executive Officer and
Principal Financial and Accounting Officer)