Form 10QSB/A
period 2006-09-30
GREAT WALL ACQUISITION CORP
filed 2006-11-24
CIK 1261888

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

Explanatory Note
Great Wall Acquisition Corporation is filing this Amended Quarterly Report on Form 10-QSB/A for our quarter ended September 30, 2006 (this “Amended Report”) to restate our previously issued financial statements included in our Quarterly Report on Form 10-QSB filed on November 14, 2006 (the “Original Report”) because we have discovered on November 21, 2006 that we failed to record an expense of professional fees in addition to those already recorded. This Amended Report amends and restates only Items 1 and 2 of Part I of the Original Report and includes the entire text of those Items 1 and 2. No other information in the Original Report is amended hereby. The authorized officer of the Company has discussed with Goldstein Golub Kessler LLP, the Company’s independent registered public accounting firm, the matters disclosed in this Form 10-QSB/A. The foregoing items have not been updated to reflect other events occurring after the Original Report or to modify or update those disclosures affected by subsequent events. This Amended Report continues to speak as of the filing date of the Original Report. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(RESTATED)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$39,821	$130,059
Money market funds	554	348
Investment in Treasury Bills — held in trust	24,849,534	24,040,374
Prepaid expenses	1,720	720

Total current asset	24,891,629	24,171,501
Deferred tax assets, net	363,050	126,978

Total assets	$25,254,679	$24,298,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$533,940	$431,700
Due to ChinaCast	150,000	507,000
Notes payable, stockholder	440,000	—
Income taxes payable	493,926	229,421
Deferred interest	335,795	175,733

Total current liabilities	1,953,661	1,343,854

Common stock subject to possible redemption — 902,744 shares at redemption value	4,629,887	4,629,887

Commitments
Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; issued — none
Common stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding — 5,515,975 shares (which including 902,744 shares of common stock subject to possible redemption)	552	552
Additional paid-in capital	20,383,593	19,681,508
Deficit accumulated during development stage	(1,713,014)	(1,357,322)

Total stockholders’ equity	18,671,131	18,324,738

Total liabilities and stockholders’ equity	$25,254,679	$24,298,479

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Period from
	August 20, 2003
	(inception) to
	September 30,
	2006	Three Months Ended September 30,		Nine Months Ended September 30,
	(cumulative)	2006		2006
	(Restated)	(Restated)	2005	(Restated)	2005
Operating expenses:
Travel	$134,087	$22,187	$26,979	$47,915	$45,245
Capital based taxes	158,641	6,000	25,249	18,000	75,818
Professional fees	2,586,954	324,083	120,840	829,572	380,792
Rent	15,000	1,500	1,500	4,500	4,500
Transfer agent fees	44,213	3,178	6,260	18,929	12,333
Other operating costs	4,872	126	260	1,018	810

Loss from operations	(2,943,767)	(357,074)	(181,088)	(919,934)	(519,498)
Interest income	1,353,779	239,422	155,264	649,555	373,430
Interest expense	(11,259)	(6,411)	—	(10,148)	—

Loss before provision for income taxes	(1,601,247)	(124,063)	(25,824)	(280,527)	(146,068)
Provision (benefit) for income taxes	111,767	(9,324)	—	75,165	—

Net loss	$(1,713,014)	$(114,739)	$(25,824)	$(355,692)	$(146,068)

Net loss per common share — basic and diluted		$(0.02)	$(0.00)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding — basic and diluted		5,515,975	5,515,975	5,515,975	5,515,975

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				accumulated
				during	Total
	Common Stock		Additional	development	Stockholders’
	Shares	Amount	Paid-In Capital	stage	Equity
Balance, August 20, 2003 (inception)	—	$—	$—	$—	$—
Sale of 1,000,000 shares of common stock to founding stockholders at $.025 per share	1,000,000	100	24,900	—	25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance, December 31, 2003	1,000,000	$100	$24,900	$(1,213)	$23,787
Sale of 4,515,975 units (including 902,744 shares of common stock subject to possible redemption), net of underwriters discount and offering expenses	4,515,975	452	23,985,395	—	23,985,847
Reclassification as a result of 902,744 shares of common stock being subject to possible redemption	—	—	(4,629,887)	—	(4,629,887)
Proceeds from issuance of stock option to underwriter			100		100
Net loss	—	—	—	(141,152)	(141,152)

Balance, December 31, 2004	5,515,975	$552	$19,380,508	$(142,365)	$19,238,695
Additional capital contributed through payment of expense	—	—	301,000	—	301,000
Net loss	—	—	—	(1,214,957)	(1,214,957)

Balance, December 31, 2005 (Restated)	5,515,975	$552	$19,681,508	$(1,357,322)	$18,324,738
Unaudited:
Additional capital contributed through payment of expense and settlement of amount due to ChinaCast	—	—	702,085	—	702,085
Net loss	—	—	—	(355,692)	(355,692)

Balance, September 30, 2006 (Restated)	5,515,975	$552	$20,383,593	$(1,713,014)	$18,671,131

The accompanying notes should be read in conjunction with the financial statements.

GREAT WALL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Period from
	August 20, 2003
	(inception) to
	September 30, 2006	Nine Months Ended September 30,
	(cumulative)	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,713,014)	$(355,692)	$(146,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash professional fee expense	1,153,085	345,085	—
Deferred taxes	(363,050)	(236,072)	—
Interest on Treasury Bills	(1,679,817)	(800,713)	(466,702)
Changes in operating assets and liabilities:
(Increase) decrease in —
Prepaid expenses	(1,720)	(1,000)	2,534
Increase in —
Accrued expenses	533,940	102,240	63,992
Income tax payable	493,926	264,505	1,018
Deferred interest	335,795	160,062	93,294

Net cash used in operating activities	(1,240,855)	(521,585)	(451,932)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in money market funds	(554)	(206)	632
Purchase of Treasury Bills	(342,787,717)	(92,602,447)	(169,746,404)
Maturity of Treasury Bills	319,618,000	92,594,000	169,746,000

Net cash provided by (used in) investing activities	(23,170,271)	(8,653)	228

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	27,095,850	—	—
Proceeds from issuance of stock option	100	—	—
Payment of costs of public offering	(3,110,003)	—	—
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from notes payable, stockholders	475,000	440,000	—
Repayment of note payable, stockholders	(35,000)	—	—

Net cash provided by financing activities	24,450,947	440,000	—

CASH
Net increase (decrease)	39,821	(90,238)	(451,704)
Balance at beginning of period	—	130,059	688,542

Balance at end of period	$39,821	$39,821	$236,838

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
     In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 400,000 Units of an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.95 per share.
     The Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed and the Purchaser of the units would have paid the full unit purchase price solely for the share component of the units. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.
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
     In connection with the Stock Offer, a stockholder of the Company has agreed to reimburse ChinaCast for certain professional fees paid by ChinaCast relating to the Stock Offer. This stockholder reimbursed ChinaCast for approximately $301,000 during 2005. This amount, as well as an additional amount of approximately $507,000 which was due to ChinaCast (as reimbursement for further expenses that had not been reimbursed by the stockholder prior to December 31, 2005), was recorded as professional fees by the Company during 2005. The Company recorded additional professional fee expense of approximately $195,000 and $150,000 during the second and third quarter, respectively, of 2006. Additional amounts of approximately $385,000 and $317,000 were reimbursed by the stockholder during the first quarter and second quarter of 2006, respectively. All reimbursements of ChinaCast by the stockholder were recorded as additional capital contributions by this stockholder.
     The additional amount of approximately $150,000 which is due to ChinaCast as reimbursement for further expenses that have not been reimbursed by the stockholder prior to September 30, 2006 has been recorded as professional fees by the Company and a liability due to ChinaCast. Upon payment of these additional charges by the stockholder, this liability to ChinaCast will have deemed to have been paid through an additional capital contribution by the stockholder. The September 30, 2006 financial statements have been restated to expense these professional fees. The changes to the September 30, 2006 financial statements were as follows:
Restatement of Prior Financial Statements

	Three Months Ended September 30, 2006
	As Reported	As Restated
Statement of Operations
Total operating expenses	$207,074	$357,074
Loss from operations	(207,074)	(357,074)
Income (loss) before provision for income taxes	25,937	(124,063)
Net income (loss)	35,261	(114,739)
Net income (loss) per common share — basic and diluted	$0.01	(0.02)

	Nine Months Ended September 30, 2006
	As Reported	As Restated
Statement of Operations
Total operating expenses	$769,934	$919,934
Loss from operations	(769,934)	(919,934)
Loss before provision for income taxes	(130,527)	(280,527)
Net loss	(205,692)	(355,692)
Net loss per common share — basic and diluted	(0.04)	(0.06)

	Nine Months Ended September 30, 2006
	As Reported	As Restated
Balance Sheet
Due to ChinaCast	$—	$150,000
Total current liabilities	1,803,661	1,953,661
Deficit accumulated during the development stage	(1,563,014)	(1,713,014)
Total stockholders’ equity	$18,821,131	18,671,131
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

Results of Operations
     We had a net loss of $114,739 for the three months ended September 30, 2006 as compared to a net loss of $25,824 for the three months ended September 30, 2005. The increase in our net loss was the result of a decrease in capital based taxes of $19,249 during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, an increase on our professional fee expense of $203,243 during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and an increase in interest income of $84,158 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, we incurred $22,187 of travel expenses, $324,083 of professional fees, $6,000 of capital based taxes, $1,500 of expenses pursuant to a monthly administrative services agreement, $3,178 of transfer agent fees, $6,411 of interest expense, and other operating costs of $126, offset by a tax benefit of $9,324 and interest income on our IPO trust fund investment of $239,422. We have incurred consulting fees of $15,000 for a third party to assist us finding a prospective target business for our business combination (included in professional fees above) pursuant to an agreement we entered into as of April 1, 2005, which may be terminated by one party in connection with a material violation of the agreement by the other party, or by either party for any reason upon 30 days prior written notice. Under this consulting agreement, the consultant was entitled to fees of $10,000 per month before December 1, 2005 and $5,000 per month after December 1, 2005 and reasonable travel and out-of-pocket expenses.
     For the three months ended September 30, 2005, we incurred $26,979 of travel expenses, $25,249 of capital based taxes, $120,840 of professional fees, $1,500 of expenses pursuant to a monthly administrative services agreement, $6,260 of transfer agent fees and other operating costs of $260, offset by interest income on the Trust Fund investment of $155,264.
     We had a net loss of $355,692 for the nine months ended September 30, 2006 as compared to a net loss of $146,068 for the nine months ended September 30, 2005. The increase in net loss was primarily the result of an increase in professional fees of $448,780 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and an increase in income tax provision of $75,165 during the nine months ended September 30, 2006 as compared to the same period in 2005. For the nine months ended September 30, 2006, we incurred $47,915 of travel expenses, $829,572 of professional fees, $18,000 of capital based taxes, $4,500 of expenses pursuant to a monthly administrative services agreement, $18,929 of transfer agent fees, $10,148 of interest expense and $75,165 of income tax provision and other operating costs of $1,018, offset by interest income on our IPO trust fund investment of $649,555.
     For the nine months ended September 30, 2005, we incurred $48,245 of travel expenses, $75,818 of capital based taxes, $380,792 of professional fees, $4,500 of expenses pursuant to a monthly administrative services agreement, $12,333 of transfer agent fees and other operating costs of $810, offset by interest income on the Trust Fund investment of $373,430.
     Net loss of $1,713,014 for the period from August 20, 2003 (inception) to September 30, 2006 consisted of $134,087 of travel expenses, $158,641 of capital based taxes, $2,586,954 of professional fees, $15,000 of expenses pursuant to a monthly administrative services agreement, transfer agent fees of $44,213, other operating costs of $4,872, $111,767 of income tax provision and interest expense of $11,259, offset by interest income on the Trust Fund investment of $1,353,779.
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

GREAT WALL ACQUISITION CORPORATION (Registrant)

Date: November 24, 2006	By:	/s/ Kin Shing Li
Name: Kin Shing Li
	Title:	Chairman of the Board, Chief Executive Officer
and Secretary (Principal Executive Officer and
Principal Financial and Accounting Officer)