Form 10QSB/A
period 2006-09-30
GREAT WALL ACQUISITION CORP
filed 2006-12-01
CIK 1261888

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
     There were 5,515,975 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 13, 2006.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Page
PART I — FINANCIAL INFORMATION	2

Item 3. Controls and Procedures	2

PART II — OTHER INFORMATION	2

Item 6. Exhibits	2
EXHIBIT 31.1
EXHIBIT 31.2
Explanatory Note
Great Wall Acquisition Corporation is filing this Amended Quarterly Report on Form 10-QSB/A for our quarter ended September 30, 2006 (this “Amended Report”) to amend our previously disclosure regarding our Controls and Procedures contained in our Quarterly Report on Form 10-QSB filed on November 14, 2006 (the “Original Report”) because we believe that our current Controls and Procedures contain certain deficiencies and weaknesses as we have discovered on November 21, 2006 that we failed to record an expense of professional fees in addition to those already recorded. On November 24, 2006, we filed an amended Quarterly Report on Form 10-QSB/A to reflect these changes. This Amended Report amends and restates only Item 3 of Part I of the Original Report and includes the entire text of Item 3. No other information in the Original Report is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Report or to modify or update those disclosures affected by subsequent events. This Amended Report continues to speak as of the filing date of the Original Report. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

i

Item 3. Controls and Procedures.
As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, our company’s management, including our chief executive officer and principal accounting officer, is responsible for establishing and maintaining effective disclosure controls and procedures. An evaluation was performed, under the supervision and with the participation of management, of the effectiveness of our company’s disclosure controls and procedures. Based on that evaluation, our management concluded that our company’s disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus we conclude they were ineffective.
The internal control deficiencies that were identified as weaknesses were (i) the lack of adequate accounting and reporting personnel with sufficient GAAP technical experience commensurate with our company’s financial reporting requirements and (ii) the lack of sufficient formalized and consistent finance and accounting policies and procedures to detect instances of non-compliance with existing policies and procedures.
Our management is committed to remedying these deficiencies and weaknesses and has planned to implement certain remedial measures, including (i) the provision of additional training to our accounting personnel on the requirements of GAAP to increase their familiarity with those standards, (ii) the expansion of our finance and accounting team by seeking to recruit additional qualified personnel, and (iii) the reassessment of our existing finance and accounting policies and procedures.
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

GREAT WALL ACQUISITION CORPORATION (Registrant)

Date: November 30, 2006	By:	/s/ Kin Shing Li
Name: Kin Shing Li
	Title:	Chairman of the Board, Chief Executive Officer
and Secretary (Principal Executive Officer and
Principal Financial and Accounting Officer)

3