Form 10KSB
period 2006-12-31
CHINACAST EDUCATION CORP
filed 2007-04-17
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Fiscal Year Ended: December 31, 2006

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period From                      to
Commission File No. 000-33483
CHINACAST EDUCATION CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-178991 (I.R.S. Employer Identification No.)

25 fl. Qiang Sheng Mansion No.145 Pu Jian Road, Pudong District Shanghai, 211217, PRC (Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, Including Area Code: (86 21) 6864 4666
Securities registered under to Section 12(b) of the Act: None
Securities registered under to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
(Title of Class)
Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
Issuer’s revenues for the fiscal year ended December 31, 2006 were $24.3 million.
As of March 30, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $155.3 million.
As of March 30, 2007, there were 26,098,275 shares of Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑
Documents incorporated by reference: None.

i

PART I.
Item 1. Description of Business
General
          ChinaCast Education Corporation (“CEC’) was formed as Great Wall Acquisition Corporation on August 20, 2003 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business having primary operations in the People’s Republic of China and believed to have significant growth potential. On December 22, 2006, we completed the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“CCH”), pursuant to which we acquired of 51.22% of the outstanding ordinary shares of CCH. On January 18, at the end of the offer period, total shares acquired was 80.27% (“the Acquisition”). Since CEC is not an operating company and the shareholders of CCH control the combined company after the Acquisition, the Acquisition was accounted for as a recapitalizaition in which CCH was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the remaining 19.73% outstanding ordinary shares of CCH not acquired by CEC were reported as minority interest for all periods presented.
          Subsequent to the offer, as of February 12, 2007, CEC acquired additional shares and increased its holdings to 93.73% of the outstanding ordinary shares of CCH. On April 10, 2007, CEC acquired 20,265,000 additional shares by the issuance of 951,853 CEC common shares and increased its holdings to 98.06% of the outstanding ordinary shares of CCH. The following is a discussion of CCH’s business.
CCH’s History and Current Business
          CCH was incorporated under the laws of Bermuda on November 20, 2003 as an exempted company with limited liability, and as the holding company for a public flotation in Singapore of CCH’s business.
          CCH is party to a significant operating agreement with a consolidating entity, ChinaCast Li Xiang Co. Ltd. (“CCLX”), and its parent, ChinaCast Co. Ltd. (“CCL”), which is legally unaffiliated to CCH. CCH accounts for its relationship with CCLX as an interest in a variable interest entity that is consolidated in CCH’s financial statements. CCH derives a management service fee from the Beijing Branch (“CCLBJ”) of CCL. CCLBJ represents CCL’s Turbo 163 business, DDN Enhancement business and Cablenet business (the “Satellite Business”). While technically not a separate legal entity, the revenues and expenses of the branch office are not commingled with those of CCL. The purpose of this arrangement was to carve out the satellite-related businesses of CCL and put them into CCLBJ to facilitate CCH’s monitoring of the Satellite Business and the computation of service fee payable to CCH. CCLBJ is not consolidated in CCH’s financial statements. Other than relationships disclosed in this document, CCH has no business relationships with the other branches or the headquarters of CCL. CCLX is owned 90% by CCL and 10% by Li Wei personally, CCH’s Executive Director and Chief Operating Officer. CCL is owned 70% by Tibet Tiantai Investment Management Co., Ltd, of which Mr. Yin Jianping, CCH’s Executive Director and Chairman, is a principal shareholder. We sometimes refer to CCLX and CCLBJ as the “Satellite Operating Entities.” References to CCH mean ChinaCast Communication Holdings Limited, the parent company publicly traded on the Singapore Exchange and reference to “the CCH Group” mean collectively CCH, its subsidiaries and CCLX.
          CCH’s principal subsidiary, ChinaCast Technology (BVI) Limited (“CCT”), was founded in 1999 to provide CCL with funding for its satellite broadband Internet services.
          CCL used this funding to purchase the Hughes Network Systems’ DirecPC product for a broadband satellite communication network and established a Network Operations Center (NOC) at the Netcom Satellite Uplink Center in Beijing to provide around-the-clock monitoring and control of the nationwide network. With the establishment of the satellite broadband infrastructure, CCH began to offer, through CCL, commercial service of the Turbo 163 Internet broadband access service in the second half of 2000. Later financings were used to fund CCH’s obligations under the Technical Services Agreement with CCL.

          In late 2000, CCH identified demand for its services in the education industry. Given the limited resources of its tertiary institutions (i.e., university/college), and to meet the fast-growing population of its university students, the PRC Ministry of Education granted licenses to approximately 30 (subsequently increased to 68) universities to conduct undergraduate and post-graduate courses by distance learning. CCH’s first university customer, Peking University, used CCH’s satellite services for its EMBA program.
          Initially, CCH sold equipment to its university clients, and charged a fixed monthly bandwidth fee. CCH soon realized, however, that its customers were constrained by high up-front capital costs from purchasing equipment and lacked in-house IT/telecom expertise to implement, operate and maintain distance learning networks. CCH therefore expanded its services to meet these constraints by offering interactive distance learning studio facilities at university sites as well as satellite terminals at remote classroom facilities around the country, operating and maintaining the network to run the program. In return, CCH received a percentage of revenue based on tuition fees. This model was replicated for universities, as well as businesses with distance learning needs, and expanded to the K-12 (kindergarten through high school) market.
          By the end of 2002, CCH had signed over 15 universities in the PRC to use its satellite interactive distance learning network, serving over 50,000 students nationwide. In July, 2003, it raised additional funding to upgrade its satellite technology to the Hughes Network Systems DirecWay satellite broadband network, and thereafter expanded its distance learning business by signing additional K-12 and IT and management training customers.
          Also in 2002, Beijing Dongshi-ChinaCast Education Technology Co., Ltd. (“Teacher.com.cn”) was established to implement a new teacher training project under the direct guidance of the Normal Education Department of the Ministry of Education, providing continuous training to faculties among middle and primary schools.
          CCH acquired a 20% stake of Teacher.com.cn in 2005. The other key partner aside from management for Teacher.com.cn is Northeast Normal University (NNU). Teacher.com.cn utilizes Ministry of Education specified material to provide training to principals, schoolmasters, teachers and administrators via an Internet portal, and intends to widen its offerings to include non-degree courses for the same target market.
          In March 2004, CCH launched an enterprise sector broadband satellite service for private networking, business TV, and multicast streaming/delivery applications. In March 2005, CCH, together with Hunan Copote Science & Technology Co., Ltd. and Hunan Neng Tong High Tech Development Co., Ltd., created GuoYou Communication Network Co., Ltd., a joint venture to build and operate a post office communication network, based on CCH’s satellite technology, for about 5,000 post offices in Hunan, Guangxi and adjacent provinces. Approximately 300 post offices have been set up on the communication network to date.
          Also in 2004, CCH was awarded the “Education User Satisfaction Award” by China’s Ministry of Education. CCH was also listed as one of the “China Top 15 Companies for Tomorrow, 2004,” by China High-Tech Enterprises magazine, a Chinese government-supported title managed by the National Bureau of Statistics, based on CCH’s growth rate, influence on the industry, technology innovations, market coverage and indicators of new IT powers within China. In December 2004, CCH was awarded the “User Recommendation Award” in the Deloitte Technology Fast 500 Asia Pacific 2004 Programme, sponsored by the Technology, Media and Telecommunications global industry group of Deloitte Touche Tohmatsu, an affiliate of China Cast’s independent auditors.
          In October, 2005, CCH established Beijing Tongfang Digital Education Technology Limited, a 50% owned joint venture with Tsinghua Tongfang Co. Ltd. to own 51 percent of Beijing Tongfang Chuangxin Technology Limited, a provider of university distance learning services, and 100 percent of the operating rights of Tsinghua Tongfang Education Training School, a training center that CCH intends to use to expand its educational content offerings and recruit students directly for the vocational training programs it acquires or develops with partners.
Products and Services
          CCH offers products and services to customers under four principal business lines:

•	Post Secondary Education Distance Learning Services — CCH enables universities and other higher learning institutions to provide nationwide real-time distance learning services. Its “turn-key” packages include all the hardware, software and broadband satellite network services necessary to allow university students located at remote classrooms around the country to interactively participate in live lectures broadcast from a main campus. CCH currently services 15 universities with over 128,000 students in over 300 remote classrooms. For example, Beijing Aeronautical and Aeronautics University (Beihang), consistently ranked among the top ten Universities in China by the Ministry of Education, launched its distance learning network in cooperation with CCH in 2002. By 2005, the number of distance learning students reached 20,000, at over 120 remote learning centers in China. In return for the turnkey distance learning services, CCH receives from the University a percentage of each remote student’s tuition. According to China’s Ministry of Education, in 2003 there were over 100 million higher education students in the PRC, while universities had sufficient physical space to accommodate only about 15% of the students qualified to attend.

•	K-12 Educational Services — CCH currently broadcasts multimedia educational content to 6,500 primary, middle and high schools throughout the PRC in partnership with leading educational content companies, and renowned educational institutions such as the Beida Middle School and the Middle China Normal University High School. The educational content packages assist teachers in preparing and teaching course content. Each school pays CCH a subscription fee for this service.

•	Vocational/Career Training Services — In partnership with various ministries and government departments, CCH has deployed over 100 training centers throughout China providing job-skills training to recent graduates, employees of state-owned enterprises and the unemployed. One such key vocational e-learning project for the Ministry of Labor and Social Security (MLSS) provides job skills training for recently laid off workers from state-owned enterprises. The MLSS/CCH distance learning job skills program was launched in April 2003 and has trained over 50,000 workers. Over 75% of the graduates of the program have gone on to find jobs. Future plans include expanding the distance learning network from 50 to over 200 sites to achieve a target of up to 30,000 graduates per year. MLSS pays CCH service and content subscription fees to provide the distance learning service.

•	Enterprise/Government Training and Networking Services — CCH provides training and networking services to large corporations, government agencies and multinational companies that require data, video and voice communications between their head office and branch offices throughout China. CCH provides these services to such customers as energy companies, post offices, insurance/financial institutions, retailers and manufacturers. One such enterprise network for Taikang Insurance, the country’s fifth largest insurance company, provides interactive corporate training to over 165,000 insurance agents throughout China. These enterprise customers typically buy the hardware and software and pay a monthly service fee based on the number of sites and bandwidth used.
The China e-Learning Market
          According to the Ministry of Education, the Chinese government plans to increase spending on public education significantly, from the current budget allocation of 2.8% of GDP (US$212 billion) in 2005 to 4.0% (US$412 billion) by 2010. Even after this increase, the target level will still be less than in developed countries, which typically spend an average of 5.4% of GDP on education.
          Government statistics suggest that Chinese consumers recognize education to be crucial to a better life. According to the China State Bureau of Statistics, the average family plans to spend roughly 10% of its disposable income on education.
          CCH strives to tailor its e-learning products to China’s task of educating 200 million K-12 students and 10 million higher education students. In October 2000, China’s Ministry of Education launched the “All Schools Connected” project to equip all of China’s 550,871 K-12 schools with e-learning systems by 2010. The Ministry has also issued distance learning licenses to 68 of the country’s 1,552 colleges and universities, allowing them to offer degrees via e-learning infrastructure. The market for online vocational training and certification exam preparation is also developing rapidly.

Business Strategy
          CCH believes that the combination of its proprietary e-learning products and services, ownership of a nationwide broadband access network and ability to generate multimedia content are essential to its long-term growth.
          CCH seeks to achieve brand recognition in targeted high growth, high margin market segments, such as for-profit education and corporate/government training. It strives to maximize customer loyalty and increase margins by offering additional services not offered by traditional service providers. CCH intends to continue to develop for these segments new products and services that integrate broadband multimedia delivery with quality educational content. These new products include educational services such as career and vocational training courses and telecom/IT services such as voice over IP, video conferencing and web-based applications.
Sales and Marketing
          To reach its customers, CCH utilizes a direct sales force, distributors, resellers, Internet marketing and joint marketing efforts with strategic allies, seeking to market its products and services efficiently with minimal capital while fostering profitable customer relationships.
          CCH’s sales and marketing team of over 50 professional and support personnel, located in Beijing and Shanghai, has responsibility for relationship building, performing customer requirements analysis, preparing product presentations, conducting demonstrations, implementing projects and coordinating after-sales support. To reach new customers, CCH pursues various marketing activities, including direct marketing to potential clients and existing customers and strategic joint marketing activities with key partners and government departments such as the Ministries of Education and of Information and Technology.
Competitive Strengths
•	e-learning first mover advantage in the PRC
          Based on its general knowledge of the industry, CCH believes it is one of the first distance learning providers using satellite broadband services, and we believe that CCH is the market leader in this segment, although there are no independent surveys of this segment. Currently, many broadband operators rely mainly on terrestrial networks that do not have extensive coverage, especially in less-developed areas of rural China. CCH believes its programs provide an attractive alternative for schools and businesses that require nationwide broadband coverage and wish to engage only a single company to provide all necessary satellite services, hardware, software and content.
•	Highly scalable, recurring revenue business model
          CCH’s business model is capital efficient, profit driven and highly scalable. Its revenue stream from shared student tuition and school subscriptions provides predictability and visibility. CCH pays close attention to market forces and profit trends, adhering to a strict financial plan that precludes unnecessary capacity or technology not required by its customers.
•	CCH has an experienced and proven management team
          CCH’s executive officers and directors and executive officers have on average over 15 years in the IT/Telecom/Media industry in Asia. They have established business relationships in the PRC, experience leading public companies in China, Hong Kong and Singapore, government regulatory know-how, access to capital and long-term personal relationships in the industry.
Corporate Structure

           In connection with its public offering of securities on the Mainboard of the Singapore Exchange, CCH and its subsidiaries, ChinaCast Technology (BVI) Limited, (“CCT”), ChinaCast Technology (HK) Limited and ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), engaged in a series of share exchanges pursuant to which shareholders of CCT exchanged substantially all of their shares in that entity for CCH ordinary shares. At the same time, CCH engaged in a restructuring of its subsidiaries’ relationship with CCL, which is currently owned 70% by Tibet Tiantai Investment Management Co., Ltd, of which Mr. Yin Jianping is a principal shareholder and CCLX, which is 90% owned by CCL and 10% owned by Mr. Li Wei. Throughout this annual report, CCLX and CCLBJ are referred to as the “Satellite Operating Entities.”
           The corporate structure of CEC as of January 18, 2007 (the end of the offer period), together with its contractual relationship with the Satellite Operating Entities, is as follows.
Definitions:

• CEC	ChinaCast Education Corporation

• CCH	ChinaCast Communication Holdings Limited

• CCN	ChinaCast Communication Network Company Ltd.

• CCT	ChinaCast Technology (BVI) Limited

• CCT HK	ChinaCast Technology (HK) Limited

• CCT Shanghai	ChinaCast Technology (Shanghai) Limited

• Tongfang Education	Beijing Tongfang Digital Education Technology Limited

• TCS	Beijing Tongfang Chuangxin Technology Limited

• ETS	Tsinghua Tangfang Education Training School

• TTIM	Tibet Tiantai Investment Management Co., Ltd.

• CCL	ChinaCast Co., Ltd.

• CCLX	ChinaCast Li Xiang Co., Ltd.

• CCLBJ	Beijing Branch of ChinaCast Co., Ltd.

• BCN	Beijing Col Network Technology Co., Ltd.

• SZT	Shenzhen Zhongxun Teng Investment Development Co., Ltd.

Notes:
(1) The Satellite Operating Entities (“SOE”) are CCLX and CCLBJ (the Beijing branch of CCL). CCT Shanghai receives service fees from SOE under technical service agreements and pledge agreements signed between CCT Shanghai and CCL, CCLX and the shareholders of CCLX and CCL. Although technically a branch office of CCL and not a legal entity, CCLBJ is operated as a stand-alone group of businesses for purposes of the contractual arrangements with CCT Shanghai. CCLBJ represents CCL’s Turbo 163 business, DDN Enhancement business and Cablenet business (the “Satellite Business”). The revenues and expenses of the branch office are not commingled with those of CCL. The purpose of this arrangement was to carve out the satellite-related businesses of CCL and put them into CCLBJ to facilitate CCH’s monitoring of the Satellite Business and the computation of service fee payable to CCH. CCLBJ is not consolidated in CCH’s financial statements.
(2) In February and April 2007, CEC acquired additional shares and increased its holdings to 98.06% of the outstanding ordinary shares of CCH.
(3) Glander Assets Limited holds 1.5% of the issued share capital of CCT.
(4) Tsinghua Tongfang Co. Ltd. holds 50% of the issued share capital of Tongfang Education. CCH’s effective ownership of Tongfang Education is 49.3%.
(5) The PRC’s Ministry of Personnel holds 49% of the issued share capital of TCS.
(6) Tongfang Education holds the exclusive operating right of ETS. ETS was established by Tsinghua Tongfang Co. Ltd, with the right to enroll students and offer training services. The ownership of ETS cannot be transferred without losing the student enrolment right. According to an agreement between Tongfang Education and Tsinghua Tongfang Co. Ltd, the operating right of ETS is assigned to Tongfang Education and Tongfang Education becomes the exclusive operator of ETS for a period of 10 years. During this period, Tongfang Education assumes all the rights and responsibility of the operations of ETS. Through this arrangement, the Tongfang Education can use ETS to enroll students and derive a service fee out of ETS for providing distance learning service to it. ETS is considered as a related party through the operating right Tongfang Education has.
(7) BCN and SZT are investment holding companies that do not have any interest or business relationship with any company in the CCH Group.
CCH’s Holding Company Structure
          CCH was incorporated in Bermuda on November 20, 2003 as an investment holding company to acquire the entire share capital of CCN in preparation for listing. CCH was subsequently listed in Singapore on May 14, 2004. Before that, on April 8, 2003, CCN was established to acquire the capital of CCT to accommodate certain of its former investors.
          To operate in the PRC satellite communication market, a company requires a Very Small Aperture Terminals (VSAT) license. When the CCH Group was established, foreign ownership was forbidden for companies holding a VSAT license. The arrangement with the satellite operating entities in the corporate structure was designed and strengthened after a financing round to allow CCH to obtain financing from investors outside China while participating in the PRC satellite communication market.
CCH’s Contractual Arrangements with the Satellite Operating Entities
          CCH provides its satellite related services through the Satellite Operating Entities, and it has entered various contractual arrangements pursuant to which it provide its services and protect its interests. The following describes contractual arrangements between CCH and its subsidiaries, the Satellite Operating Entities and their corresponding stockholders.

Technical Services Agreement between CCLX and CCT Shanghai
          Services provided. CCH provides its services and products to end customers in the PRC through CCLX under the terms of a technical services agreement, dated August 11, 2003, between CCT Shanghai, CCL, Li Wei and CCLX, as amended on March 29, 2004 (the “Technical Services Agreement”). Li Wei personally owns a 10% interest in CCLX and is also CCH’s Chief Operating Officer and a member of its Board of Directors.
          Under the terms of the Technical Services Agreement, CCT Shanghai assists CCLX in implementing CCLX’s businesses relating to the provision of computer, telecommunications and information technology products and services, including the provision of Internet service and content. In connection with the services rendered by CCT Shanghai to CCLX, CCT Shanghai supplies to CCLX ancillary equipment together with certain associated software and technical documentation. With CCT Shanghai’s assistance, CCLX offers all the products and services as described in the section entitled “Product and Services” on page 2 of this annual report. CCLX is accounted for as an interest in a variable interest entity by CCH, and its financial results, including revenue, are consolidated in CCH’s financial statements. Certain products and services of CCH not utilizing the satellite platform such as those provided by Tongfang Education, are offered independently without the assistance of CCLX.
          Service fees charged by CCH. CCLX is obliged to pay CCT Shanghai a monthly service fee for the services rendered by CCT Shanghai. The service fee is an amount equivalent to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CCH and its subsidiaries provide technical services.
          CCLX and its stockholders, consisting of CCL and Li Wei, have also undertaken that:
•	the accounts of CCLX shall be prepared in accordance with International Accounting Standards or in accordance with such other accounting standards, principles and practices generally accepted at CCT Shanghai’s absolute discretion;

•	all revenue earned in the course of CCLX’s business for which CCH and its subsidiaries provide technical services shall be accurately and timely reflected in the accounts of CCLX; and

•	in the course of CCLX’s business for which CCH and its subsidiaries provide technical services, CCLX will only incur reasonable operating expenses.
          Cost and expenses. CCT Shanghai is responsible for the operating expenses which have been reasonably incurred, unless any operating expenses exceed the budgeted amount, in which case CCT Shanghai has absolute discretion to bear those expenses.
          CCLX Budget. Pursuant to the Technical Services Agreement, CCLX prepares an annual budget for its business, which includes projected revenue, operating expenses, pricing policies and payment terms. CCLX submits this budget to CCT Shanghai for approval and CCT Shanghai reviews it quarterly. Changes to or deviation from the budget require approval of CCT Shanghai.
          CCLX has also undertaken to use best efforts to operate its business within the budget. CCT Shanghai is not responsible for any operating expenses that exceeds the budgeted amount, unless it consents in its absolute discretion to bear them.
          Right to inspect and audit CCLX accounts. CCT Shanghai has the right, at its request and expense, to inspect and/or procure the auditor of CCT to inspect any records kept by CCLX in relation to the operating expenses and service fees. The auditor of CCT shall, after such inspection, at the request of CCT Shanghai, issue a certificate certifying that the amount of operating costs are reasonable and have been incurred on an arm’s length basis. CCT Shanghai has the right, at its cost and expense, to have the accounts of CCLX audited by CCH’s auditors for each accounting year in accordance with international accounting standards. A certificate issued by CCH’s auditors of the amount of service fees payable and the operating expenses it is responsible for is final and conclusive.

          Financial Support. In addition, CCT Shanghai agrees to extend financial support to CCLX as CCT Shanghai deems necessary. The form and amount of financial support is determined by CCT Shanghai in its absolute discretion. Any financial support extended is repayable immediately upon demand from CCT Shanghai. CCH has in the past provided financial support to CCLX for working capital and acquiring satellite equipment (which CCH is obliged to provide under the Technical Services Agreement).
          Term and Termination. The Technical Services Agreement is for a period of 20 years commencing August 11, 2003. CCT Shanghai may at its discretion and without cause, terminate the Technical Services Agreement by giving CCLX notice of termination no less than one year prior to the effective date of termination.
Novation Deed
          As a transitional provision, CCT Shanghai also entered the Novation Deed to enable CCLX to assume the position of CCL and continue its obligations under another technical services agreement, dated November 15, 2000, by and among CCT Shanghai and CCL and its stockholders. The terms and conditions of this prior technical services agreement are substantially the same as those in the Technical Services Agreement. Under this agreement, CCT Shanghai assists CCLBJ in the implementation of CCLBJ’s businesses. CCLBJ provides technical support and software related services to facilitate distance learning services provided by the university partners, such as the provision of technical platforms, program scheduling and repair and maintenance. CCLBJ is obliged to pay to CCT Shanghai a service fee, equivalent to the total revenue earned by CCLBJ through these businesses less any related operating expenses.
Revenue and Cost Allocation Agreement
          In connection with the Technical Services Agreement and to formally document the informal understanding between the parties, CCT and CCT Shanghai, on the one hand, and CCLX, CCL and Li Wei, on the other hand, have also entered the Revenue and Cost Allocation Agreement, effective as of October 1, 2003, pursuant to which they agreed to allocate certain revenue and operating expenses in the following manner:
          Provision of service. CCH’s customers may engage one of CCH or its subsidiaries directly to provide the required satellite broadband services. If the customers appoint CCT or CCT Shanghai directly, CCH will subcontract the performance of the service to CCLX and pay CCLX up to 10% of the revenue received from the engagement or such other amount as determined by CCT or CCT Shanghai, as the case may be, in its absolute discretion.
          Expenses reimbursement. CCT or CCT Shanghai will reimburse CCLX for expenses incurred by CCLX in relation to customer service, IT support, network operation and finance. These are primarily staff costs and administrative expenses incurred by CCLX that are relevant to servicing CCT and CCT Shanghai and the direct customers of CCT and CCT Shanghai. The amount to be reimbursed shall be determined by CCT or CCT Shanghai in their absolute discretion.
          Allocation of expenses according to service revenue received. Notwithstanding expenses to be reimbursed by CCT or CCT Shanghai as described above, any other expenses incurred by CCLX that are relevant to servicing CCT and CCT Shanghai and the direct customers of CCT and CCT Shanghai (including fees paid to lease transponder bandwidth) are apportioned between CCT and CCT Shanghai, on the one hand, and CCLX on the other, in accordance with the service revenue received by them for each fiscal year. CCT or CCT Shanghai shall determine conclusively the amount to be allocated at the end of each fiscal year in their absolute discretion.
Pledge Agreements in favor of CCT Shanghai
          As security for the prompt and complete performance of the obligations of CCL under the prior technical service agreement and CCLX under the Technical Service Agreement, and to induce CCT Shanghai to extend the services and use of equipment pursuant to the provision of services at no additional fee, the respective shareholders of CCL and CCLX have pledged all their rights and interests, including voting rights, in CCL and CCLX, respectively, in favor of CCT Shanghai. Each of the pledge agreements, respectively, terminates when CCL or

CCLX becomes a wholly-owned subsidiary of CCH. CCH intends to acquire all shareholding interests in CCLX when and if the PRC laws allow foreign investors to wholly own companies engaged in telecommunication value-added businesses in the PRC.
Legal Advice on Group Structure
          At the time of CCH listing on the Singapore Stock Exchange in 2004 it obtained legal advice that its business arrangements with CCL and CCLX, including the pledge agreements described in the previous section as well as CCH’s group structure, are in compliance with applicable PRC laws and regulations. The structure of the group has not changed since that time.
Research and Development
          As most of CCH’s satellite technology is procured from various technology vendors, CCH does not conduct any research and development on the satellite technology used in its business. CCH does, however, conduct extensive market research and product development on its education, training and enterprise networking programs to develop new services and ensure quality.
Trademarks
          On December 24, 2003, CCH made a trademark application in the PRC for classes 35, 36, 37, 38, 41 and 42 which includes the provision of telecommunication, software and educational services. The trademark, originally held by CCL, was transferred to CCH without charge in an agreement under which CCL obtained a non-exclusive license to use the trademark. This application is still pending.
Government Regulations
          CCH’s business operations in the PRC and Hong Kong are not subject to any special legislation or regulatory controls other than those generally applicable to companies and businesses operating in the PRC. CCH has obtained all the necessary licenses and permits for its business operations in the PRC and Hong Kong.
          CCH provides technical services to CCLX and relies on CCLX to provide the satellite network infrastructure for its services. CCLX is licensed under PRC laws to provide value-added satellite broadband services in the PRC.
          Pursuant to the “Catalogue for the Guidance of Foreign Investment Industries” (Appendix II “Notes for Catalogue of Restricted Industries” 4.1), Value-added services and paging services in basic telecommunication services: Foreign investments are permitted no later than December 11, 2001 with the proportion of foreign investment not exceeding 30%. The proportion of foreign investment in a joint venture shall not exceed 49% after December 11, 2002, and shall be allowed to reach 50% no later than December 11, 2003.
          Article 6 of the “Provisions on Administration of Foreign-Invested Telecommunications Enterprises” prescribed that the proportion of foreign investment in a foreign invested telecommunications enterprise providing value-added telecommunications services (including radio paging in basic telecommunications services) shall not exceed 50% in the end. The proportion of the investment made by Chinese and foreign investors to a foreign-invested telecommunications enterprise in different phases shall be determined by the competent information industry department of the State Council in accordance with the relevant provisions. Currently CCLX is a domestic limited liability company that runs the value-added telecommunication business. Foreign capital is allowed to own no more than 49% of the total equity interests of CCLX before December 11, 2003. After December 11, 2003, foreign capital will be allowed to reach 50% of the total equity interests of CCLX, but the ultimate proportion of the foreign capital of CCLX shall not exceed 50% under current PRC regulations and WTO promises.
          CCH has made inquiries about the possibility of taking an equity interest in CCLX. However, CCH has not been able to identify an established company with a VSAT license that has successfully been allowed foreign ownership. Consequently, CCH has not changed the legal structure and will wait until the guidance from the PRC government is more clear.

Competition
          In its business segments, CCH competes with state-owned and private enterprises that provide IT/Telecom services as well as educational services. These include large, well-funded state owned telecom companies such as China Telecom, China Netcom, China Unicom, China Railcom, China Satcom, China Orient, Guangdong Satellite Telecom and China Educational TV, as well as private educational service companies such as ChinaEdu, Beida Online, Ambow, Tengtu and China-Training.com. Not all of these companies compete directly in all e-learning and educational content sectors CCH services and may offer services that are comparable or superior to CCH’s.
Seasonality
          Like many education services companies, a significant amount of CCH’s sales occur in the second and fourth quarters, coinciding with enrollment periods of educational institutions. In addition, large enterprise and government customers usually allocate their capital expenditure budgets at the beginning of their fiscal year, which often coincides with the calendar year. The typical sales cycle is six to 12 months, which often results in the customer expenditure for hardware occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a results, interim results are not indicative of the results to be expected for the full year.
Employees
     As of March 31, 2007, CCH had approximately 200 full-time employees. We believe CCH’s relationship with its employees to be good.
Risk Factors
          Risks related to Our Business
Our business may be harmed if the Satellite Operating Entities upon which we rely fails to perform their obligations.
          We provide our services primarily over broadband satellite. Pursuant to the technical services agreement between them, CCH provides technical services to ChinaCast Li Xiang Co. Ltd. (“CCLX”), which is licensed to provide value-added satellite broadband services in the PRC and to the Beijing Branch (“CCLBJ”) of ChinaCast Co. Ltd. (“CCL”) (CCLX and CCLBJ sometimes referred to as the “Satellite Operating Entities”). CCH provides its technical services to customers of the Satellite Operating Entities, whom it considers to be its own customers. CCH also engages the Satellite Operating Entities to provide the required satellite broadband service when a customer in China engages CCH directly.
          CCH has management control over, but does not own directly or indirectly, CCLX or its parent, CCL. It has no management control over CCL other than the operation of CCLBJ. Our Chairman Yin Jianping owns 20% of Tibet Tiantai Investment Management Co., Ltd., a company that owns 70% of CCL. CCL owns 90% of CCLX. Although the technical services agreement and the pledge agreements executed by the stockholders of CCL and CCLX in CCH’s favor contains contractual safeguards to protect CCH’s interests, these safeguards may not be enforceable or effective. We have no other legal control over the Satellite Operating Entities.
          As such, we are dependent on the due performance by the Satellite Operating Entities of their obligations, and if they fail to perform their obligations under or terminate the technical services agreement between them, we will be unable to provide our services.
We and the Satellite Operating Entities have a relatively short operating history and are subject to the risks of a new enterprise, any one of which could limit growth, content and services, or market development.
          Our short operating history makes it difficult to predict how our businesses will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

•	uncertain growth in the market for, and uncertain market acceptance of, products, services and technologies;

•	the evolving nature of e-learning services and content; and

•	competition, technological change or evolving customer preferences that could harm sales of their services, content or solutions.
          If we and the Satellite Operating Entities are not able to meet the challenges of building businesses and managing growth, the likely result will be slowed growth, lower margins, additional operational costs and lower income.
If we and the Satellite Operating Entities do not manage growth successfully, our growth and chances for continued profitability may slow or stop.
          We and the Satellite Operating Entities have expanded operations rapidly during the last several years, and we plan to continue to expand with additional solutions tailored to meet the different needs of end customers in specific market segments. This expansion has created significant demands on administrative, operational and financial personnel and other resources, particularly the need for working capital. Additional expansion in existing or new markets and new lines of business could strain these resources and increase the need for capital, which may result in cash flow shortages. We or the Satellite Operating Entities’ personnel, systems, procedures, and controls may not be adequate to support further expansion.
          Our acquisition of CCH has placed even heavier demands for capital due to:
•	the potential rescission liability existing as a result of our charter amendments;

•	the outstanding liabilities due to service providers since the announcement of the transaction; and

•	the increased costs of complying with the rules and regulations of being a public reporting operating company.
Future financings may dilute stockholders or impair our financial condition.
          In the future, we may need to raise additional funds through public or private financing, which might include the sale of equity securities. The issuance of equity securities could result in financial and voting dilution to our existing stockholders. The issuance of debt could result in effective subordination of stockholders’ interests to the debt, create the possibility of default, and limit our financial and business alternatives.
If we and the Satellite Operating Entities fail to keep pace with rapid technological changes, especially in the satellite and distance learning education industries, our competitive position will suffer.
          Our market and the enabling technologies (including satellite and distance learning technology) used in our education/training and enterprise data networking solutions are characterized by rapid technological change. As our services are primarily based on satellite broadband infrastructure, we rely on the Satellite Operating Entities. As such, CCH also relies on the Satellite Operating Entities to keep pace with technological changes. Prior to our acquisition of CCH, CCH’s stockholders provided it the funding it required to expand and to provide the Satellite Operating Entities with the financial support to acquire required technology. CCH will, however, need further external funding to upgrade existing technology, and there is no assurance that we will be able to obtain the necessary funds to keep pace with rapid technological changes in our markets. Failure to respond to technological advances could make our business less efficient, or cause our services to be of a lesser quality than our competitors. These advances could also allow competitors to provide higher quality services at lower costs than we can provide. Thus, if we are unable to adopt or incorporate technological advances, our services will become uncompetitive.

Unexpected network interruptions caused by system failures, natural disasters, or unauthorized tamperings with systems could disrupt our operations.
          The continual accessibility of our web sites and the performance and reliability of CCLX’s satellite network infrastructure are critical to our reputation and our ability to attract and retain users, customers and merchants. Any system failure or performance inadequacy that causes interruptions in the availability of our services, or increases response time, could reduce our appeal to users and customers. Factors that could significantly disrupt our operations include:
•	system failures and outages caused by fire, floods, earthquakes or power loss;

•	telecommunications failures and similar events;

•	software errors;

•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and

•	security breaches related to the storage and transmission of proprietary information, such as credit card numbers or other personal information.
          We and CCLX have limited backup systems and redundancy. Future disruptions or any of the foregoing events could damage our reputation, require us to expend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. Furthermore, as we rely on CCLX to provide the satellite network infrastructure, if CCLX suffers such disruptions or failure, we may have to provide CCLX with substantial financial support. Neither we nor CCLX carries any business interruption insurance to compensate for losses that may occur as a result of any of these events. Accordingly, our revenues and results of operations may be adversely affected if any of the above disruptions should occur.
If we and the Satellite Operating Entities lose key management personnel, our business may suffer.
          Our continued success is largely dependent on the continued services of our key management personnel, as well as those of the Satellite Operating Entities, and on our ability to identify, recruit, hire, train and retain qualified employees for technical, marketing and managerial positions. The loss of the services of certain of our or the Satellite Operating Entities’ key personnel, including Messrs. Yin, Chan and Sena, without adequate replacement, could have an adverse effect on us. Each of these individuals played significant roles in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none is irreplaceable, the loss of the services of any would be disruptive to our business. Competition for qualified personnel in Chinese telecommunications and Internet-related markets is intense. As a result, we may have difficulty attracting and retaining them.
We may not compete successfully with large, well-funded state-owned and private enterprises in its industry, which could result in reduced revenue.
          Competition in providing education/training and enterprise data networking service is becoming more intense in the PRC. Large, well-funded state-owned enterprises, such as China Telecom, China Netcom, China Unicom, China Railcom, China Sat, China Orient, Guangdong Satellite Telecom and China Educational TV, as well as private enterprises like chinaedu.net, Beida Online, Ambow, and Tengtu, may offer services that are comparable or superior to ours. As there are no independent market surveys of our business segments, we are unable to ascertain our market share accurately. Failure to compete successfully with these state-owned enterprises will adversely affect our business and operating results.
A substantial number of shares of our common stock are currently available for sale, which might result in a decline in market price.

          As of March 31, 2007, 20,582,300 additional shares of our common stock had been issued to the former CCH stockholders, representing approximately 78.86% of our outstanding common stock. As a result of this increase in our outstanding common stock, a substantial number of additional shares are eligible for resale in the public market, which could adversely affect its market price.
          Approximately 15.5 million shares of common stock issued to former stockholder of CCH in the Offer are not covered by any registration statement and, therefore, are not currently freely-tradable by those stockholders. The Company has filed a registration statement on Form SB-2 relating to resales of such shares by such stockholders. Such registration statement has not yet been declared effective by the Securities and Exchange Commission.
Registration rights held by our initial stockholders who purchased shares prior to CEC’s IPO may have an adverse effect on the market price of our common stock.
          Our initial stockholders who purchased common stock prior to CEC’s IPO are entitled to demand that we register the resale of their shares as they have been released from escrow. If such stockholders exercise their registration rights with respect to all of their shares, there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of these additional shares may have an adverse effect on the market price of our common stock.
Our stockholders may have securities law claims against us for rescission or damages that are not extinguished by consummation of the acquisition of CCH.
          On March 21, 2006, after obtaining the approval of our stockholders, we amended our certificate of incorporation, the effect of which was, among other things, to eliminate the provision of our certificate of incorporation that purported to prohibit amendment of the “business combination” provisions contained therein and to extend the date before which we must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which we could consummate a business combination was not contemplated by our IPO prospectus, our stockholders may have securities law claims against us for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle stockholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of our IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares.
We may be subject to securities laws claims regarding past disclosures.
          We may be subject to claims for rescission or other securities law claims resulting from our failure to disclose that our charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. We may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that our IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public stockholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it]         ...,” and that our Exchange Act reports have been inaccurate in describing CCH as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, we filed a Current Report on Form 8-K with the SEC regarding this last item. We are unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made.
Compliance with the Foreign Corrupt Practices Act could adversely impact our competitive position; failure to comply could subject us to penalties and other adverse consequences.

          We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States public companies from engaging in bribery of or other prohibited payments to foreign officials to obtain or retain business. Foreign companies, including some that may compete with the combined company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in China. There is no assurance that our employees or other agents will not engage in such conduct, for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
          Foreign Exchange Risk
Changes in the conversion rate between the RMB and foreign currencies, such as Hong Kong or United States dollars, may adversely affect our profits.
          CCH bills its customers in Chinese RMB, but 13.0%, 11.9% and 10.8% of its revenues in fiscal years 2004, 2005 and 2006, respectively, were collected in Hong Kong dollars. In addition, 19.5%, 8.8% and 13.8% of its purchases/expenses in those fiscal periods, respectively, were in United States dollars; 1.1%, 3.1% and 3.7% were in Singapore dollars; and 10.1%, 9.5% and 7.7% were in Hong Kong dollars during these same periods. The remainder of its revenues and expenses/purchases were in Chinese RMB. As such, we may be subject to fluctuations in the foreign exchange rates between these currencies.
          The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.
          Neither we nor our subsidiaries have a formal hedging policy with respect to foreign exchange exposure. In the future, we may hedge exchange transactions after considering the foreign currency amount, exposure period and transaction costs.
Chinese foreign exchange controls may limit our ability to utilize CCH’s revenues effectively and receive dividends and other payments from our Chinese subsidiaries.
          CCH’s 98.5% owned subsidiary, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), is subject to Chinese rules and regulations on currency conversion. The Chinese government regulates the conversion of the Chinese RMB into foreign currencies. Currently, foreign investment enterprises, of which CCT Shanghai is one, are required to apply for authority (renewed annually) to open foreign currency accounts governing conversion for payment of dividends limited capital items such as direct investments, loans, and issuances of securities, some of which may be effected with governmental approval, while others require authorization.
          The ability of CCT Shanghai to remit funds to us may be limited by these restrictions. There can be no assurance that the relevant regulations in China will not be amended so as to adversely affect CCT Shanghai’s ability to remit funds to us.
          Risks Relating to Doing Business in China
Introduction of new laws or changes to existing laws by the Chinese government may adversely affect our business.
          CCH, our operating subsidiary, and the Satellite Operating Entities’ business and operations in China are governed by the Chinese legal system, which is codified in written laws, regulations, circulars, administrative directives and internal guidelines. The Chinese government is in the process of developing its commercial legal system to meet the needs of foreign investors and encourage foreign investment. As the Chinese economy is developing and growing generally at a faster pace than its legal system, uncertainty exists regarding the application of existing laws and regulations to novel events or circumstances. Chinese laws and regulations, and their interpretation, implementation and enforcement, are developing and are therefore generally subject to greater changes than more established bodies of commercial law.
          Moreover, precedents of interpretation, implementation and enforcement of Chinese laws and regulations are limited, and Chinese court decisions are not binding on lower courts. Accordingly, the outcome of dispute resolutions may not be as consistent or predictable as in other more mercantilely advanced jurisdictions. It may be difficult to obtain timely and equitable enforcement of Chinese laws, or to obtain enforcement in China of a judgment by a foreign court or jurisdiction.
          Chinese law will govern CCH’s material operating agreements, some of which may be with Chinese governmental agencies. There is no assurance that CCH will be able to enforce those material agreements or that remedies will be available outside China. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a substantial degree of uncertainty as to the outcome of litigation. The inability to enforce or obtain a remedy under our future agreements may have a material adverse impact on our operations.
Our business will be adversely affected, if Chinese regulatory authorities view CCH’s and the Satellite Operating Entities’ corporate activities not complying with applicable Chinese laws and regulations, including restrictions on foreign investments, change applicable laws and regulations, or impose additional requirements and conditions with which they are unable to comply.
          The Chinese government restricts foreign investment in businesses engaged in telecommunications and education services, Internet access, education content and distribution of news and information, but permits foreign investment in businesses providing technical services in these areas. CCL and CCLX are licensed to provide value-added satellite broadband services, Internet services and Internet content in China. We have not sought confirmation from Chinese regulatory governmental authorities whether our structure and business arrangement with the Satellite Operating Entities comply with applicable Chinese laws and regulations, including regulation of value-added telecommunication business in China.
          Chinese legal advisers have opined that CCH’s performance under the technical services agreement with CCLX complies with applicable Chinese laws and regulations, and CCH complies with PRC laws and regulations to the extent that its services are technical services. However, they do not rule out the possibility that the PRC regulatory authorities will view CCH as not being in compliance with applicable PRC laws and regulations, including but not limited to restrictions on foreign investments in the value-added telecommunication business. If:
•	Chinese authorities deem CCH’s corporate activities as violating applicable Chinese laws and regulations (including restrictions on foreign investments);

•	Chinese regulatory authorities change applicable laws and regulations or impose additional requirements and conditions with which CCH is unable to comply; or

•	CCH is found to violate any existing or future Chinese laws or regulations;
the relevant Chinese authorities would have broad discretion to deal with such a violation by levying fines, revoking business license(s), requiring us to restructure CCH’s ownership or operations, and requiring CCH’s and/or CCLX to discontinue some or all of their businesses. Any of these actions will adversely affect our business.
We may be unable to enforce CCH’s agreements with the Satellite Operating Entities.
          Chinese law currently prohibits foreign investors from owning greater than 50% equity interests in companies engaged in telecommunication value-added businesses in the PRC. Although we have been advised by counsel that the pledge agreements between CCH and the Satellite Operating Entities are valid under PRC law, unless the equity interest restriction is amended or repealed, and subject to the approval of the relevant government authorities, CCH will only be entitled to enforce its right to take possession and ownership of up to a 50% interest in the Satellite Operating Entities.

Our success depends on stable political, economic and social environments, which are subject to disruption in the PRC.
          Economic conditions in China are subject to uncertainties that may arise from changes in government policies and social conditions. Since 1978, the Chinese government has promulgated various reforms of its economic systems, resulting in economic growth over the last two decades. However, many of the reforms are unprecedented or experimental and expected to be refined and modified from time to time. Other political, economic and social factors may also lead to changes, which may have a material impact on our operations and our financial performance. For instance, less governmental emphasis on education and distance learning services or on retraining out-of-work persons in the Chinese work force would harm our business, prospects, results and financial condition.
Because our executive officers and directors reside outside of the U.S., it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them in the PRC.
          Our executive officers and directors reside outside of the U.S. and substantially all of our assets are located outside of the U.S. It may therefore be difficult for you to enforce your legal rights, to effect service of process upon our officers and directors or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and executive officer under U.S. federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the U.S. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement of criminal penalties of the U.S. federal securities laws.
Weakened political relations between the U.S. and China could make us less attractive.
          The relationship between the United States and China is subject to sudden fluctuation and periodic tension. Changes in political conditions in China and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations, and its future business plans and profitability.
Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.
          The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been transitioning to a more market-oriented economy. However, there can be no assurance of the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, an international group of member countries sharing a commitment to democratic government and market economy. For instance:
•	the number and importance of state-owned enterprises in the PRC is greater than in most OECD countries;

•	the level of capital reinvestment is lower in the PRC than in most OECD countries; and

•	Chinese policies make it more difficult for foreign firms to obtain local currency in China than in OECD jurisdictions.
          As a result of these differences, our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of OECD member countries.
The economy of China has been experiencing unprecedented growth, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy policies, any of which would have an adverse effect on the combined company.
          The rapid growth of the Chinese economy has led to higher levels of inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise, and the demand for higher education and e-learning, in China. In addition, our profitability may be adversely affected if prices for our products and services rise at a rate that is insufficient to compensate for the rise in its costs and expenses.
Fluctuations in the value of the Renminbi relative to foreign currencies could affect our operating results.
          We prepare our financial statements in Renminbi. The translation of RMB amounts into U.S. dollars is included for the convenience of readers, but payroll and other costs of non-U.S. operations will be payable in foreign currencies, primarily Renminbi. To the extent future revenue is denominated in non-U.S. currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, prospects, financial condition and results of operations. The value of Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations will be primarily in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Chinese Renminbi for our operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, prospects, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for other business purposes and the U.S. dollar appreciates against this currency, the U.S. dollar equivalent of the Renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the Renminbi against a number of currencies, rather than just the U.S. dollar. Fluctuations in the Renminbi exchange rate could adversely affect our ability to operate our business.
Item 2. Description of Property
          CCH and the Satellite Operating Entities lease office and other space in Beijing, Shanghai, Hong Kong and Singapore. The facilities are rented at regular commercial rates, and management believes other facilities are available at competitive rates should it be required to change locations or add facilities. CCH’s headquarters are located in Beijing, where it leases office space and its network operating center. Its headquarters lease of 2,000 sq.m. (approximately 21,000 sq.ft.) is for a two-year term ending in February, 2009 at an annual rental of US$34,019, and its network operating center occupies 165 sq.m. (approximately 1,750 sq.ft.) under a two-year lease ending in December, 2007 at an annual rental of RMB 2 million ($250,138). In addition, CCH currently leases 35 MHz of satellite Ku-band transponder bandwidth on the Asiasat 3S satellite at a cost of approximately US$31,086 per year per MHz. Together, the leased facilities are adequate to conduct the business operations of CCH.
Item 3. Legal Proceedings
          We are not currently a party to any pending material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
          At a Special Meeting of shareholders held on December 18, 2006, the Company submitted the following matters to a vote of its shareholders:
1. The acquisition by the Company of at least a majority and up to all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited:

Votes For	Votes Against	Abstentions
3,932,341	0	5,000
2. Increase the number of authorized shares of the Company’s common stock to 100,000,000:

Votes For	Votes Against	Abstentions
4,125,045	0	5,000

3. Change the Company’s corporate name to “ChinaCast Education Corporation”:

Votes For	Votes Against	Abstentions
4,132,588	0	0
PART II.
Item 5. Market for Common Equity, Related Stockholder Matters and Small Brokers Issuer Purchasers of Equity Securities
          Our common stock, warrants and units are quoted on the OTC Bulletin Board (OTCBB) under the symbols CEUC, CEUCW and CEUCU, respectively. The closing price for these securities March 30, 2007, was US$5.95, US$2.00 and US$10.00, respectively.
          Our units commenced public trading on March 17, 2004 and our common stock and warrants commenced public trading on March 30, 2004. The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the securities as reported on the OTC Bulletin Board in U.S. dollars. These quotations reflect inter-dealer prices, without markup, markdown or commissions, and may not represent actual transactions.

			Warrants
	Common Stock		(US$)		Units
	High	Low	High	Low	High	Low
2005:
First Quarter	5.40	5.03	0.95	0.59	7.45	6.10
Second Quarter	5.20	5.03	0.69	0.39	6.80	5.80
Third Quarter	5.50	5.10	0.82	0.26	7.00	5.80
Fourth Quarter	5.25	5.15	0.71	0.15	6.45	5.49
2006:
First Quarter	5.56	5.23	0.80	0.21	7.00	5.75
Second Quarter	5.53	5.04	0.80	0.51	7.08	6.05
Third Quarter	5.50	5.13	0.75	0.34	6.90	5.80
Fourth Quarter	6.66	5.30	2.31	0.60	11.00	6.60
2007:
First Quarter (through March 30, 2007)	6.57	5.52	2.33	1.51	10.75	8.76
          Number of Holders. As of March 30, 2007, there were of record 60 holders of common stock, 1 of warrants, and 1 of units.
          Dividends. We have not paid any dividends on our common stock to date. Any dividends paid will be solely at the discretion of our Board of Directors.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
          On December 22, 2006, we consummated the acquisition of CCH. On that date, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares accepted the voluntary conditional Offer made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. As a result of this acceptance of the Offer by the CCH shareholders that previously executed the Letters of Undertaking, CCH become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. Each of the CCH shareholders who accepted the Offer received 0.04697048 new share of our common stock in exchange for each share of CCH tendered by such shareholder. As of January 18, 2007, the date of the close of the Offer we had issued to the former CCH shareholders in connection with the Offer, a total of 17,624,727 shares of our common stock in offshore transactions in reliance on Regulation S of the Securities Act. As of February 12, 2007 we issued to Hughes Network Systems LLC, a former CCH shareholder 2,957,573 shares of our common stock in exchange for 62,966,736 shares of CCH held by such shareholder. These shares were issued to Hughes, an “accredited investor”, in an exempted transaction under Section 4(2) of the Securities Act. On April 10, 2007, CEC acquired 20,265,000 additional shares by the issuance of 951,853 CEC common shares and increased its holdings to 98.06% of the outstanding ordinary shares of CCH.
Item 6. Management’s Discussion and Analysis or Plan of Operation
          The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Business—Risk Factors” and elsewhere in this Form 10-KSB, our actual results may differ materially from those anticipated in these forward-looking statements.
Information Regarding Forward Looking Statements
          The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements set forth commencing on page F-1 of this annual report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Risk Factors” and elsewhere in this registration statement, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
          We were formed on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC.
          On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). As of December 22, 2006, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares have accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH has become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation.
          We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.
Critical Accounting Policies
          We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 2 of the consolidated financial statements appearing elsewhere in this Annual Report.
          Revenue Recognition. ChinaCast’s principal sources of revenues are from provision of satellite bandwidth and network access services in distance learning and to a lesser extent, sales of satellite communication related equipment and accessories. ChinaCast recognizes revenue when (1) there is persuasive evidence of an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, and (4) collectibility is reasonably assured. At the time of the transaction, ChinaCast assesses whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. ChinaCast assesses whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ChinaCast assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. Accordingly, the revenues from provision of satellite bandwidth and network services in distance learning is recognized as the services are provided. Subscription fee received from the multimedia educational content broadcasting service is recognized as revenue over the subscription period during which the services are delivered. Revenues from satellite communication related equipment and accessories are recognized once the equipment and accessories are delivered and accepted by the customers.
          Certain agreements also include multiple deliverables or elements for products and services. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of EITF No. 00-21. The total arrangement fee is allocated over the relative fair value of the units of accounting. ChinaCast recognizes revenue from these agreements based on the relative fair value of the products and services. ChinaCast charges other customers for the products or services, price lists or other relevant information, requires judgment by management. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraphs have been met.
          Impairment of long-lived assets. ChinaCast reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, it measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized.
          Goodwill. Under SFAS 142, Goodwill is no longer amortised but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. SFAS No. 142 requires a two-step goodwill impairment test. The first step compares the fair values of each business unit to its carrying amount, including goodwill. If the fair value of each business unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a business unit’s goodwill. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.
          Tax Contingency. Management has evaluated the available evidence about (a) asserted and unsettled income tax contingencies and (b) unasserted income tax contingencies caused by uncertain income tax positions taken in our current tax treatments or our income tax returns filed with the Internal Revenue Service in the United States of America, state and local tax authorities in the PRC and foreign tax authorities. The liability recorded in the consolidated financial statements for these income tax contingencies represents management’s estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provisions of FASB Statement No. 5, Accounting for Contingencies. Other than the tax contingencies as recorded, no accrual or disclosure at the respective balance sheet dates for other tax contingencies is considered necessary because the likelihood of an unfavorable outcome, if challenged by such authorities is estimated to be remote under the provision of FASB Statement No. 5.
Results of Operations
For the purpose of the discussion and analysis of the results of CEC and the listed group in Singapore (“CCH”) in this section , the consolidated group is referred to as “the Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ”. The US dollar figures presented below were based on the historical exchange rate of 1USD = 7.81 at December 31 2006 for 2006; 1USD = 8.00 at December 31 2005 for 2005; and 1USD = 8.28 at December 2004 for 2004.
2006 compared to 2005. The revenue of the Group for 2006 amounted to RMB189.7 million (US$24.3 million) representing an increase of 24.5% compared to RMB152.3 million (US$19.0 million) in 2005. Service income, mainly of a recurring nature amounted to RMB141.1 million (US$18.1 million) compared to RMB122.5 million (US$15.3 million) in 2005. Equipment sales, mainly project based, amounted to RMB48.6 million (US$6.2 million) against RMB29.8 million (US$3.7 million) last year. The following table provides a summary of the Group’s revenue by business lines:

	2006		2005		2004
(millions)	RMB	US$	RMB	US$	RMB	US$
Post secondary education distance learning	71.6	9.1	51.2	6.4	7.2	0.9
K-12 and content delivery	78.5	10.1	71.6	8.9	72.5	8.8
Vocational training, enterprise/government training and networking services	39.6	5.1	29.5	3.7	0.9	0.1

Total revenue	189.7	24.3	152.3	19.0	80.6	9.8

Net revenue from post secondary education distance learning services increased from RMB51.2 million (US$6.4 million) in 2005 to RMB71.6 million (US$9.1 million) in 2006. The increase of 39.8% was due to business growth as well as the acquisition of Tongfang Education in the second half of 2005. Net revenue attributable to Tongfang Education for 2006 and 2005 were RMB15.6 million (US$2.0 million) and RMB6.3 million (US$0.8 million) respectively. The total number of post-secondary students enrolled in courses using the Group’s distance learning platforms including contracts with CCLBJ increased to 128,000 from 113,000 at the end of 2005. The significant increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.
The revenue from the K-12 and content delivery business increased by approximately 9.6% from RMB71.6 million (US$8.9 million) to RMB78.5 million (US$10.1 million) mainly due to equipment sales. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services and enterprise government training and networking services increased from RMB29.5 million (US$3.7 million) to RMB39.6 million (US$5.1 million). The increase was mainly due to equipment sales for projects.
Cost of sales of the Group increased by 39.7% from RMB73.8 million (US$9.2 million) in 2005 to RMB103.0 million (US$13.2 million) in 2006. The very significant increase was due to higher equipment sales which has low margins and the amortization of intangibles arising from the acquisition of Tongfang Education in 2005, which included distance learning service agreements with universities and a training school operating right. Amortization of intangibles amounted to RMB5.4 million (US$0.7 million) in 2006 compared to RMB1.4 million (US$0.2 million) in 2005. The intangible assets are amortized over approximately 46 months from the time of the acquisition of Tongfang Education.
Gross profit margin decreased by 5.9 percentage points, from 51.6% in 2005 to 45.7% in 2006. This drop was a result of the low margin in equipment sales.
In 2006, the Group received a service fee of RMB11.6 million (US$1.5 million), as compared to RMB14.3 million (US$1.8 million) in 2005. The service arose from various agreements with CCL that entitled the Group to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Group.
Selling and marketing expenses increased slightly by 3.8% to RMB3.7 million (US$0.5 million) in 2006 from RMB3.5 million (US$0.4 million) in 2005 primarily due to the additional expenses from consolidating the results of Tongfang Education for the full year as well as increased marketing activities in 2006. Selling and marketing expenses attributable to Tongfang Education for 2006 and 2005 were RMB1.4 million (US$0.2 million) and RMB0.3 million (US$0.03 million) respectively.
General and administrative expenses increased by 28.8% to RMB46.5 million (US$6.0 million) in 2006 from RMB36.1 million (US$4.5 million) in 2005 due to the increase in professional fees and other expenses related to the acquisition exercise. These expenses included the additional work related to filing of documents in the US as well as the additional compliance cost in Singapore where CCH is listed.
The investment impairment loss of RMB13.3 million (US$1.7 million) arosed from the reevaluation of the Group’s 20% stake in Teachers.com.cn. Teachers.com.cn is a subscription based internet portal providing distance learning courses to China’s teachers and school principals.
The Group has foreign exchange losses of RMB2.1 million (US$0.3 million) in 2006 compared to RMB2.4 million (US$0.3 million) in 2005 because of the continuous appreciation of the RMB against US dollars which the Group has significant holdings and unable to convert to RMB due to the exchange control regulations in China.
The significant increase in interest income from RMB4.6 million (US$0.6 million) in 2005 to RMB8.3 million (US$1.1 million) in 2006 was mainly due to the increase in the Group’s cash and term deposits as well as the higher interest rates enjoyed during the year.
Overall, profit before income tax decreased from RMB56.1 million (US$7.0 million) in 2005 to RMB41.1 million (US$5.3 million) in 2006, a decrease of 26.8.%. Profit before tax was affected by the higher professional and expenses related to the acquisition of CCH as well as the impairment loss in relation to Teacher.com.cn.
The Group’s share of net investment losses from various joint ventures amounted to RMB0.9 million (US$0.1 million) in 2006 compared to RMB0.4 million (US$0.05 million) in 2005.
Income taxes increased by 16.7% from RMB10.5 million (US$1.3 million) in 2005 to RMB12.3 million (US$1.6 million) in of 2006 despite the lower profits. The higher income tax was due to additional tax provisions of approximately RMB1.8 million (US$0.2 million) for a PRC national tax that has been in effect for a few years but had not been levied by the district tax offices. With the increasing attention of the PRC tax offices in this area, the Group made an additional provision for the potential tax liabilities.
Minority interest of RMB8.1 million (US$1million) arose mainly as a result from the 19.73% of CCH shareholders who did not exchange for CEC shares at the end of the offer period on January 18, 2007. At the end of March 2007, the Group has acquired 93.73% of CCH and is in the process of acquiring the remaining interests.
Net income of the Group amounted to RMB19.7 million (US$2.5 million) in 2006 compared to RMB34.9 million (US$4.4 million).
2005 compared to 2004. The revenue of the Group for 2005 amounted to RMB152.3 million (US$19.0 million) representing an increase of 89.0% compared to RMB80.6 million (US$9.7 million) in 2004. Service income amounted to RMB122.5 million(US$15.3 million) in 2005 compared to RMB79.4 million (US$9.6 million) in 2004. Equipment sales, mainly project based, amounted to RMB29.8 million (US$3.7 million) against RMB1.2 million(US$0.1 million) in 2004. The high increase in service revenue is due partly to new businesses particularly in post secondary education distance learning but more importantly, it was affected by the transfer of business from CCLBJ, an entity that is not consolidated with the Group, to CCLX which is consolidated.
Cost of sales of the Group increased from RMB39.7 million (US$4.8 million) in 2004 to RMB73.8 million (US$9.5 million) in 2005. The very significant increase was due to higher equipment sales which has low margins and the amortization of intangibles arising from the acquisition of Tongfang Education in the last quarter of 2005 which amounted to RMB1.4 million (US$0.2 million) in 2005.
Gross profit margin increased slightly by 0.9 percentage points, from 50.7% in 2004 to 51.6% in 2005. The increase was mainly due to the significant increase in post secondary education distance learning.

In 2005, the Group received a service fee of RMB14.3 million (US$1.8 million), as compared to RMB34.5 million (US$4.2 million) in 2004. The significant drop was due to the transfer of business from CCLBJ to the consolidated entity CCLX.
Selling and marketing expenses decreased slightly to RMB3.5 million (US$0.4 million) in 2005 from RMB3.6 million (US$0.4 million) in 2004.
General and administrative expenses dropped significantly by 27.7% to RMB36.1 million (US$4.6 million) in 2005 from RMB49.9 million (US$6.0 million) in 2004, primarily due to the decrease in share-based compensation included in general and administrative expenses, from RMB21.7 million (US$2.6 million) in 2004 to RMB1.8 million (US$0.2 million) in 2005. The share-based compensation for both years was based on th Pre-IPO Share Option Plan adopted in March 2004 which had encapsulated the 2001 Stock Incentive Plan and the 2003 Employee Share Option Scheme.
The Group has foreign exchange losses of RMB2.4 million (US$0.3 million) in 2005 compared to RMB78,000 (US$9,000) in 2004 because in July 2005, the RMB was revaluated against US dollars which the Group had significant holdings.
The significant increase in interest income from RMB2.6 million (US$0.3 million) in 2004 to RMB4.6 million (US$0.6 million) in 2005 was mainly due to the increase in the Group’s cash and term deposits as well as the higher interest rates enjoyed during the year.
The Group’s share of net investment losses from various joint ventures amounted to to RMB0.4 million (US$0.05 million) in 2005. No earnings or losses from equity investments was recorded in 2004.
Overall, profit before income tax, equity investments and minority interest increased significantly from RMB24.1 million (US$2.9 million) in 2004 to RMB56.1 million (US$7.0 million) in 2005, an increase of 132.4%.
Income taxes increased by 21.3% from RMB8.7 million (US$1.0 million) in 2004 to RMB10.5 million (US$1.3 million) in 2005.
Net profit of the Group after minority interest amounted to RMB34.9 million (US$4.4 million) in 2005 compared to RMB12.4 million (US$1.6 million) in 2004.
Minority interest of RMB3.0 million (US$0.4million) in 2004 and RMB10.2million (US$1.3 million) in 2005 arose from the 19.73% of CCH shareholders who did not exchange for CEC shares at the end of the offer period on January 18, 2007.
Liquidity and Capital Resources
The following is an extract of the key items from the consolidated balance sheets.

	2006		2005
(millions)	RMB	US$	RMB	US$
Cash and cash equivalents	278.1	35.6	120.4	15.0
Term deposits	442.9	56.8	273.8	34.2
Subtotal	721.0	92.4	394.2	49.2
Accounts receivable	41.7	5.3	39.3	4.9

	2006		2005
(millions)	RMB	US$	RMB	US$
Inventory	3.1	0.4	3.3	0.4
Prepaid expenses and other current assets	5.2	0.7	16.5	2.1
Total current assets	773.5	99.2	461.8	57.7
Non-current advances to a related party	129.9	16.6	148.5	18.6

Total assets	940.6	120.6	676.9	84.6

Cash and bank balances together with term deposits increased from RMB394.2 million (US$49.2 million) as at December 31, 2005, to RMB721.0 (US$92.4) million as at December 31, 2006. The increase of over 83% was because of significant increases in the cashflow from the operation in CCH together with the release of the trust funds as a result of the consummation of the acquisition exercise.
The Group financed its operations through cash generated from operating activities which amounted to RMB99.9 million (US$12.8 million) compared to RMB57.9 million (US$7.2 million) in 2005. The Group’s cashflow from operations is mainly from recurring sources. Revenue is recognized evenly throughout the periods from which the income is derived, but settlements may be received ahead of or behind the income recognized. For revenue related to project sales, the timing of settlement depended upon the terms of the contracts.
Net cash used in investment activities in 2006 was RMB148.0 million (US$19.0 million), mainly reflecting transfer to fixed deposit of RMB169.1 million (US$21.7 million). In 2005, transfer from fixed deposit amounted to RMB50.1 million (US$6.3 million) to fund various investments and purchase of subsidiaries.
The Group believes that its cash and cash equivalents balances, together with its access to financing sources, will continue to be sufficient to meet the working capital needs associated with its current operations on an ongoing basis, although that cannot be assured. Also, it is possible that the Group’s cash flow requirements could increase as a result of a number of factors, including unfavorable timing of cash flow events, the decision to increase investment in marketing and development activities or the use of cash for acquisitions to accelerate its growth.
Total assets at the end of 2006 amounted to RMB940.6 million (US$120.6 million). In 2005, total assets was RMB676.9million (US$84.6 million), an increase of 39.1%. Total current assets increased by 68% to 774.2 million (US$99.2 million) mainly due to the significant increase in cash, cash equivalents and term deposits.
Account receivable increased from RMB39.3 million (US$4.9 million) as at December 31, 2005 to RMB41.7 million (US$5.3 million) at the end of 2006, mainly due to the payment cycles of the customers together as well as an increase in business volume. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, decreased slightly from RMB3.3 million (US$0.4 million) as at December 31, 2005 to RMB3.1 million (US$0.4 million) in 2006 as a result of the equipment sales being more project based so there is less requirement to hold inventory.
Prepaid expenses and other current assets decreased significantly from RMB16.5 million (US$2.1 million) as at December 31, 2005 to RMB5.2 (US$0.7 million). The decrease was mainly due to the reduction of deposit paid to the Group’s transponder bandwidth provider upon the renewal of the contract and the settlement of professional fee receivable after 2005.
During the year there had not been significant changes in the Group’s non current assets.

The Group also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Group. The related party is still in the process of transferring its satellite related businesses to the Group. Amounts advanced to the related party were RMB129.9 million (US$16.7 million) in 2006. In 2005, the amount advanced was RMB148.5 million (US$18.6 million) in 2005, the decrease is mainly due to repayment made .
     On December 7, 2006, we entered into a Credit Facility Agreement (the “Facility Agreement”), with certain lenders and DBS Bank Ltd, as Administrative Agent (“Agent”). The Facility Agreement established a secured credit facility under which we could have borrowed up to S$62,000,000 in two tranches. We entered into the Facility Agreement in connection with our acquisition of the outstanding shares of CCH. We were permitted to use the proceeds of loans under the Facility Agreement only for the acquisition of outstanding shares of CCH and to pay fees, interest and other expenses related to such acquisition. Any loans under the Facility Agreement bore interest pursuant to a formula as set forth in the Facility Agreement. Tranche A Loans under the Facility Agreement were permitted to be made at the time on of the fulfillment of the conditions to funding set forth in the Facility Agreement (the “Effective Date”) and ending on December 27, 2006. Tranche A Loans were not, in the aggregate, permitted to exceed the amount formerly held in our trust account with Continental Stock Transfer & Trust Company after paying any amounts for the conversion of our shares to cash owing to shareholders who exercised their conversion rights in connection with the acquisition of CCH. Tranche A Loans were to mature on the date which was seven days after the date on which such Tranche A Loans are made. Tranche B Loans under the Facility Agreement were permitted to be made at any time from and after the Effective Date until February 8, 2007. Tranche B Loans mature on June 4, 2007.
     A loan under the Facility Agreement may be repaid without penalty at any time prior to the maturity date for each loan, however, we must prepay any loan under the Facility Agreement under a number of circumstances, in particular (a) upon the issuance or sale by us of any of its capital stock, warrants, options or any other security interest representing an equity interest, (b) upon the disposition of any shares of CCH, (c) upon the deposit into our account at the Agent of any amounts currently held in trust by us pursuant to our initial public offering (IPO). In addition to customary representations and warranties and events of default, additional events of default occur if (a) at anytime after December 31, 2006 we cease to own at least 50.0% of CCH and (b) the shares of CCH cease to be listed on the Singapore Exchange Securities Trading Limited (SGX). Payment of outstanding advances may be accelerated, at the option of the Agent, should we default in our obligations under the Facility Agreement.
     Obligations under the Facility Agreement are secured by all of our assets pursuant to a Security Agreement entered into on December 7, 2006 between us and the Agent. The obligations under the Facility Agreement are further secured by a Deed of Share Charge and Deed of Charge over Accounts both dated December 7, 2006 between us and the Agent. We did not make any Tranche A Loans or Tranche B Loans.
The Group had no other borrowings at December 31, 2006 other than a financial lease of an insignificant amount.
Contractual Obligations and Commercial Commitments. The Group has various contractual obligations that will affect its liquidity. The following table sets forth the contractual obligations of The Group as of December 31,2006:

	Payment Due by Period
	Total	Within	2008	2009	2010
		1 Year
	(RMB ‘000)	(RMB ‘000)	(RMB ‘000)	(RMB ‘000)	(RMB ‘000)
Capital lease obligation	183	146	37	—	—
Operating lease commitments	649	575	74	—	—
Other contractual obligations	—	—	—	—	—
Total contractual obligations	832	721	111	—	—
Equivalent US$ ‘000.	107	92	14	—	—
Operating Leases. The Group leases certain office premises under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2004, 2005, and 2006 were RMB1.6 million, RMB2.7 million and RMB3.6 million (US$0.5 million), respectively. The Group has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangement for the years ended December 2004, 2005 and 2006 were RMB19.0 million, RMB18.5 million and RMB18.2 million (US$2.3 million), respectively. The Group had no fixed commitment on information usage and satellite platform usage fee. The satellite platform usage fee was payable to the CCLBJ calculated at 10% of revenue generated by a subsidiary of the Group during the period.
Off-Balance Sheet Arrangements
Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the December 31, 2006 financial statements for a discussion of outstanding options and warrants.
The Group has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.
Item 7. Financial Statements
          Please see the financial statements beginning on page F-1 located at the end of this annual report.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          On February 28, 2007, Goldstein Golub Kessler LLP (“GGK”) resigned as our independent registered public accounting firm. GGK which served as our independent public accountants during our two fiscal years ended December 31, 2004 and 2005, and during the period beginning on January 1, 2006 and ending on the date of GGK’s resignation. We have selected Deloitte Touch Tohmatsu CPA Ltd.(“DTT”) to serve as the Company’s independent accountants for the year ended December 31, 2006. DTT was engaged on March 13, 2007, and continues to serve as the Company’s principal accountant. This change in independent public accountants was previously reported by us in a Current Report on Form 8-K field with the Securities and Exchange Commission dated March 6, 2007 and the amendment dated March 14, 2007.
Item 8A. Controls and Procedures
          (a) Evaluation of disclosure controls and procedures.
          The Company’s management has changed completely after December 31, 2006, however, based upon discussions held between the previous and current management of the Company, the Company’s current Chief Executive Officer and Chief Financial Officer was informed by the previous mangement that they evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and based on this evaluation, such officers concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. The current management intends to continually evaluate and work to improve internal controls and procedures with the goal of being Section 404 compliant as of the end of 2007.
          (b) Changes in internal control over financial reporting.
          During the year ended December 31, 2006, CEC adopted the internal control procedure over financial reporting previously adoted by CCH and there were no changes in CCH’s internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Item 8B. Other Information
          None.

PART III.
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Our current directors and executive officers are as follows:

Name	Age	Title
Ron Chan Tze Ngon	50	Chairman and Chief Executive Officer

Yin Jianping	45	Vice Chairman

Daniel Tseung	36	Director

Justin Tang	35	Director

Richard Xue	36	Director

Antonio Sena	51	Chief Financial Officer and Secretary
          On February 2, 2007, our Board of Directors increased the number of directors of the Company to six and appointed Ron Chan Tze Ngon, Yin Jianping, Daniel Tseung, Justin Tang and Richard Xue to fill in the new vacancies in the Company’s Board of Directors. In connection with the Company’s acquisition of CCH, the Company and CCH agreed that following the consummation of the acquisition, that the Company would appoint Messrs Chan, Yin and Tang to serve as directors of the Company.
          Until February 2, 2007, Kin Shing Li was our Chief Executive Officer and sole director. Mr. Li resigned from these positions effective February 2, 2007. There were no disagreements between Mr. Li and the Company on any matter relating to the Company’s operations, policies or practices, that resulted in his resignation.
          The following is certain biographical information with respect to our current and former executive officers and directors. There are no family relationships among any of the executive officers or directors of the Company.
          Ron Chan Tze Ngon is our Chairman and Chief Executive Officer, responsible for CCH’s strategic direction and shaping its various business models. Mr. Chan was appointed Chief Executive Officer of CCH in 1999 at CCH’s inception. Mr. Chan worked as a sales executive in Sun Hung Kai (China) Limited from 1983 to 1985, and from 1985 to 1986 was sales manager for Unisys China Limited. From 1987 to 1988, he was strategic account manager for Unisys Asia Limited, and thereafter joined Unisys Hong Kong Limited as a sales director until 1990. Mr. Chan then joined CL Computer China/Hong Kong Limited as its general manager prior to founding, in 1993, Technology Ventures Holdings, an information technology company currently listed on the Hong Kong Stock Exchange. Mr. Chan holds a Master of Science, Mathematics degree and a Master of Computer Science degree, both from Concordia University, Montreal, Canada.
          Yin Jianping is our Vice-Chairman and is responsible for our overall management, operations and strategic direction. Mr. Yin has been the Chairman of CCH since 2000. Mr. Yin graduated from the Southwest Finance and Economy University of China with a bachelor’s degree in finance. From 1984 to 1993, Mr. Yin worked in various PRC government departments, including heading the Economic Planning Department of the Tibet Municipal Government and serving as Economic Planning Officer of Naqu Region, Tibet Province. Mr. Yin left government service, and from 1993 to 1997 ran his own businesses in Sichuan Province, PRC. Prior to joining CCH in 2000, he was the president of Lasha Beer Company Limited, in charge of its daily operations from 1997 to 2000.
          Justin Tang. Mr. Tang is a director of our company and in 2001 led the buyout of eLong’s business from its parent company, Asia.com. Prior to the buyout, Mr. Tang was the founder and President of Asia.com. Mr. Tang was one of the co-founders of eLong.com, and he was responsible for eLong’s US$68 million merger with Mail.com and the formation of Asia.com. Prior to founding eLong.com, Mr. Tang was a Vice President at Oscar Gruss & Son Incorporated, a New York-based investment banking firm. He has also worked for Brookehill Equities, Inc., and Merrill Lynch & Co., and has seven years’ experience in venture investment and the financial service industry. Mr. Tang studied at Nanjing University in China and received his BS degree from Concordia College in the United States.
          Daniel Tseung Mr. Tseung is a director of our company and is currently the Managing Director at Sun Hung Kai Properties Direct Investments Ltd., the private equity division of one of Asia’s largest conglomerates, as well as Director of Investments for SUNeVision Holdings Limited, an Asian Internet infrastructure and services provider. He was previously a Director in the Technology & Communications Group of GE Equity, the private equity arm of GE Capital. He also currently serves on the Board of Directors of RCN Corporation (NASDAQ: RCNI) and Owens Corning (NYSE: OC). Mr. Tseung holds a Bachelor’s degree from Princeton University and a Master’s Degree from Harvard University.
          Richard Xue Richard Xue is a director of our company and since July 2005 has been the Chief Financial Officer at Target Media, one of the largest out-of-home advertising network in China. Prior to joining Target Media he was Vice President of Strategy and Business Development at eLong, the 2nd largest online travel company in China. Prior to joining eLong in December 2003, Mr. Xue worked for eight years in investment banking in the United States and China. Mr. Xue studied at Tsinghua University in China and received a BS degree in Physics from University of Illinois and an MBA degree from University of Chicago in the United States.
          Antonio Sena is our Chief Financial Officer, overseeing and coordinating the operation of its finance department as well as managing the financial functions. Mr. Sena is an Australian Chartered Accountant and ran his own management consulting practice prior to joining CCH in 2004. Before that, he was the Chief Financial Officer of Fujitsu PC Asia Pacific and worked with the Byron Richfield Group in Hong Kong as Finance Director. From 1985 to 1990, he was the General Manager of Imagineering Asia, a large Australian listed IT distributor. Mr. Sena holds a Bachelor of Economics from the University of Sydney (Australia) and a Master of Commerce from the University of New South Wales. He is a fellow of CPA Australia.
          Kin Shing Li, until his resignation on February 2, 2007, served as our sole director and our chief executive officer since September 2003 and our secretary since January 2004. Mr. Li has been the chairman of International Elite Limited, one of the largest centralized single-location outsourcing customer service call centers in the PRC, since he founded the business in 1999. Since March 2003, he has been a director and shareholder of PacificNet Communications Limited — Macao Commercial Offshore, a joint venture between International Elite and PacificNet Management Limited, a wholly-owned subsidiary of PacificNet Inc., a public Nasdaq-listed provider of information technology consulting, system integration and information technology solutions in Asia. From October 1997 to September 1999, Mr. Li was a member of the board of directors of UTStarcom, Inc., a public Nasdaq-listed company that designs, manufactures, and markets broadband, narrowband, wireless access technology, and was the chief executive officer of one of its subsidiaries, UTStarcom Hong Kong Limited. In January 1997, Mr. Li founded Directel Communications Limited, a GSM sales and service company and has acted as its chairman since that date. In 1994, he founded China-HongKong Telelink Company Limited, the first roaming paging service provider between Hong Kong and the PRC and acted as its chairman until he sold it to UTStarcom Inc. in 1997. Mr. Li founded his first call center in China in 1988 as the founder and general manager of the 81st Army Paging Company in Guangzhou, China.
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

          Based solely on copies of such reports provided to us, to the Company’s knowledge, no director, officer or beneficial owner of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.
Code of Ethics
          We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as until recently we were a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination. We acquired ChinaCast Communication Holdings Limited in December 2006 and the current executive officers and directors were appointed on February 2, 2007 and have not had the opportunity to adopt a Code of Ethics. We expect to adopt a Code of Ethics within the next six months and will make such Code of Ethics public by posting it on our website at www.chinacastcomm.com and also in a Current Report on Form 8-K within four business days following the date of such adoption. The inclusion of our Web site address in this Annual Report does not include or incorporate by reference the information on our Web site into this Annual Report.
Audit Committee
          The audit committee of our board of directors reviews and monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions will be approved by our audit committee before we enter into them. The current members of our audit committee are Daniel Tseung, Justin Tang and Richard Xue. Daniel Tseung serves as chairman of the audit committee.
          In addition to qualifying as independent, each member of our audit committee can read and has an understanding of fundamental financial statements.
          Our audit committee includes at least one member who has been determined by our board of directors to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Richard Xue is the independent director who has been determined to be an audit committee financial expert.
Nominating Committee
          We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.
Item 10. Executive Compensation
Summary Compensation Table
          Kin Shing Li, our sole executive officer until February 2, 2007, did not receive any cash or non-cash compensation for services rendered to us.
          On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). The following sets forth all compensation paid by CCH to each of the following individuals that served as named executive officers of our subsidiary CCH during the last two completed fiscal years. All of the following compensation was paid by CCH prior to our acquisition of CCH.

			All Other
			Compensation
Name and Principal Position	Year	Salary ($) (2)	($)	Total ($)
Yin Jianping Executive Director & Chairman of the Board (1)	2006	203,865	—	203,865
	2005	206,002	—	206,002
Ron Chan Tze Ngon, Executive Director & Chief Executive Officer (1)	2006	135,910	—	135,910
	2005	137,335	1,581	138,916
Li Wei, Executive Director & Chief Operating Officer (1)	2006	75,261	—	75,261
	2005	74,444	—	74,444
Antonio Sena, Chief Financial Officer (1)	2006	92,666	—	92,666
	2005	93,637	—	93,637
Michael Santos, Chief Marketing Officer (1)	2006	185,332	—	185,332
	2005	187,275	—	187,275
Jim Ma, Vice President, finance (1)	2006	101,932	—	101,932
	2005	103,001	—	103,001

(1)	Reflects the position held with CCH during 2006

(2)	Reflects U.S. Dollar value of salary paid by CCH
Outstanding Equity Awards At Fiscal Year End
          We have never issued any equity awards to any of our executive officers
     Pension Plans
          We do not sponsor any qualified or non-qualified defined benefit plans.

     Nonqualified Deferred Compensation
          We do not maintain any non-qualified defined contribution or deferred compensation plans.
Director Compensation
          On February 2, 2007, our Board of Directors increased the number of directors of the Company to six and appointed Ron Chan Tze Ngon, Yin Jianping, Daniel Tseung, Justin Tang and Richard Xue to fill in the new vacancies in the Company’s Board of Directors. Until February 2, 2007, Kin Shing Li was our sole director. Mr. Li resigned from these positions effective February 2, 2007. During 2006, Mr. Li did not receive any cash or non-cash compensation from the Company for serving as our director.
Item 11. Security Ownership of Certain Beneficial Owners and Management
          The following table sets forth as of February 8, 2007, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. This table also identifies the stock ownership of each of our directors and officers and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

		Percentage of
	Amount and Nature of	Outstanding Common
Name and Address of Beneficial Owner(3)	Beneficial Ownership(1)	Stock(2)
Ron Chan Tze Ngon	3,583,716	13.7%
Yin Jianping (4)	3,162,368	12.1%
Daniel Tseung	—	—
Justin Tang(5)	730,000	2.8%
Richard Xue(6)	—	—
Antonio Sena	93,941	* %
All directors and officers as a group (6 persons)	7,570,025	29.0%
Sapling LLC(7)	3,085,342	11.8%
Super Dynamic Consultancy Limited(8)	3,162,368	12.5%
Technology Venture Investments Limited(9)	1,561,771	12.1%
Hughes Network Systems, LLC(10)	2,957,573	11.3%
Westcomb Securities Pte Ltd(11)	1,456,163	5.6%
HSBC (Singapore) Nominees Pte Ltd.(12)	1,265,143	4.8%

*	Less than one percent.

(1)	The foregoing information was derived from a Schedule 13G and Schedule 13D filings and information provided to the company by the respective shareholders.

(2)	Based upon 26,098,275 shares outstanding as of February 8, 2007.

(3)	Unless otherwise indicated the address for the beneficial owner is 15 RUOY CHAI International Building, No. 8 Yong An Bong Li, Jian Fuo Men Wai Avenue Beijing 100022, P.R. China.

(4)	Mr. Yin’s beneficial interest is held through Super Dynamic Consultancy Limited.

(5)	Mr. Tang’s business address is c/o eLong, Inc., Union Plaza, Suite 604, 20 Chaoyang Men Wai Ave., Beijing 100020, China. Includes 300,000 shares of common stock issuable upon exercise of warrants that are currently exercisable.

(6)	Mr. Xue’s business address is #906-917, Central Plaza, 381 Huai Hai Middle Road, Shanghai, China 200020.

(7)	The business address of Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The business address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Fir Tree Value Master Fund, LP, a Cayman Island exempted limited partnership, is the sole member of Sapling, LLC, a Delaware limited liability company, and Fir Tree, Inc., a New York corporation, is the investment manager of Sapling LLC and Fir Tree Recovery Master Fund, L.P., a Cayman Islands exempted limited partnership. Fir Tree, Inc. may be deemed to beneficially own the shares held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are the beneficial owners of 784,259 and 216,071 shares of common stock, respectively. The foregoing information was derived from a Schedule 13G filed with the SEC on January 28, 2005 and amended September 22, 2006 and a Schedule 13D filed January 8, 2007.

(8)	The address of the beneficial owner is 9 Penang Road, #08-14, Park Mall, Singapore 238459.

(9)	The address of the beneficial owner is Unit 1, 31st Floor, 118 Connaught Road West, Hong Kong

(10)	The address of the beneficial owner is 11717 Exploration Lane, Germantown, Maryland 20876.

(11)	The address of the beneficial owner is 5 Shenton Way, #09-08 UIC Building, Singapore 068808.

(12)	The address of the beneficial owner is 21 Collyer Quay, #13-01, HSBC Building, Singapore 049320.
Item 12. Certain Relationships and Related Transactions
          There have been no other transactions since January 1, 2006, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.
          Since the beginning of the Company’s last fiscal year, the Company has obtained six loans aggregating US$530,000 from Mr. Tang for the purpose of funding obligations incurred by the Company in connection with amending its certificate of incorporation and completing its acquisition of CCH. These loans bore simple interest at the rate of 8% per annum and were due on December 31, 2006. The Company repaid these loans in full on January 26, 2007.
          CCH provides its services and products to end users in the PRC through ChinaCast Li Xiang Co., Ltd. (CCLX) under the terms of a technical services agreement, dated August 11, 2003, between ChinaCast Technology (Shanghai) Limited (CCT Shanghai), ChinaCast Co., Ltd. (CCL), Li Wei and CCLX, as amended on March 29, 2004 (the “Technical Services Agreement”). Our Vice Chairman Yin Jianping owns 20% of Tibet Tiantai Investment Management Co., Ltd., a company that owns 70% of CCL. CCL owns 90% of CCLX. Under the terms of the Technical Services Agreement, CCLX is obliged to pay ChinaCast, through its subsidiaries, a monthly service fee for the services rendered by CCH. The service fee is an amount equivalent to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CCH and its subsidiaries provide technical services. In accordance with the Technical Services Agreement, CCH has extended financial support to the SOE. For more information about the terms of the Technical Services Agreement, see “Description of Business — Technical Services Agreement between CCLX and CCT Shanghai.”
          In connection with the Technical Services Agreement ChinaCast Technology (BVI) Limited (CCT) and CCT Shanghai, on the one hand, and CCLX, CCL and Li Wei, a director of CCH, on the other hand, have also entered the Revenue and Cost Allocation Agreement, effective as of October 1, 2003. Pursuant to this agreement CCH’s customers may engage one of CCH or its subsidiaries directly to provide the required satellite broadband services. If the customers appoint CCT or CCT Shanghai directly, CCH will subcontract the performance of the service to CCLX and pay CCLX up to 10% of the revenue received from the engagement or such other amount as determined by CCT or CCT Shanghai, as the case may be, in its absolute discretion. CCT or CCT Shanghai will reimburse CCLX for expenses incurred by CCLX in relation to customer service, IT support, network operation and finance. For more information about the terms of the Revenue and Cost Allocation Agreement, see “The Business of ChinaCast — Revenue and Cost Allocation Agreement.”
          In the fiscal year ended December 31, 2006, CCH also provided satellite related service amounting to RMB1,4 million (US$0.2 million) to Wuhan Huashiyi ChinaCast Tele-Education Co., Ltd. (“Huashiyi”), which is an equity method investment of CCL. Amount due from Huashiyi as at December 31, 2006 amounted to RMB1.4 million (US$0.2 miliion).
Item 13. Exhibits

Exhibit	Description

3(i).1	Amended and Restated Certificate of Incorporation, as amended, as currently in effect (1)

3(i).2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation(1)

3(ii)	By-laws (1)

10.1	Pledge Agreement, dated as of November 15, 2000.(2)

10.2	Pledge Agreement, dated as of August 11, 2003.(2)

10.3	Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated August 11, 2003.(3)

10.4	Supplemental Deed to Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004.(3)

10.5	Revenue and Cost Allocation Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004.(3)

10.6	Exclusive Operating Right Agreement between Tsinghua Tongfeng Co., Ltd. and Beijing Tongfong Digital Education Technology Limited, dated June 15, 2005.(4)

107	Technical Service Agreement by and among ChinaCast Technology (Shanghai) Limited, the CCL Shareholders and ChinaCast Co., Ltd., dated November 15, 2000.(4)

21.1	List of Subsidiaries (2)

24.1	Power of Attorney (included on signature page to Form 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 4, 2003, subsequently amended on January 13, 2004, February 25, 2004 and March 9, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.
Item 14. Principal Accountant Fees and Services
          We have selected DTT to serve as the Company’s independent accountants for the year ended December 31, 2006. DTT was engaged on March 13, 2007, and continues to serve as the Company’s principal accountant.
AUDIT FEES
          We have paid $96,162 for the services performed by GGK in connection with the acquisition of ChinaCast Communication Holdings Limited, including the financial statements included in the Form S-4 and amendments filed with the Securities and Exchange Commission in connection with the acquisition.
          During the fiscal year ended December 31, 2005 and 2006, the audit fees billed by GGK and DTT, were $0.03 million and $0.4 million respectively.
AUDIT RELATED FEES
          During the fiscal years ended December 31, 2005 and 2006, we paid our principal accountant $5,675 and $nil, respectively, for rendering assurance and related services reasonably related to the performance of the audit or review of financial statements.
TAX FEES
          Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). During the fiscal year ended December 31, 2005, we paid TBS or RSM approximately $4,000 for tax compliance, tax advice and tax planning. For the fiscal year ended December 31, 2006, we paid or expects to pay approximately $0.03 million to a member firm of DTT for tax compliance work.
ALL OTHER FEES
          During the fiscal years ended December 31, 2005 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.
AUDIT COMMITTEE APPROVAL
          Our audit committee together with the entire board of directors evaluates and approves in advance the scope and the cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not have any pre-approval policies and procedures.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION

	By:	/s/ Ron Chan Tze Ngon

Dated: April 17, 2007	Name:	Ron Chan Tze Ngon

	Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY
          KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ron Chan Tze Ngon his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated April 17, 2007	By:	/s/ Ron Chan Tze Ngon

	Name:	Ron Chan Tze Ngon

	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated April 17, 2007	By:	/s/ Antonio Sena

	Name:	Antonio Sena

	Title:	Chief Financial Officer and Secretary (Principal Financial Officer)

Dated April 17, 2007	By:	/s/ Yin Jianping

	Name:	Yin Jianping

	Title:	Director

Dated April 17, 2007	By:	/s/ Daniel Tseung

	Name:	Daniel Tseung

	Title:	Director

Dated April 17, 2007	By:	/s/ Justin Tang

	Name:	Justin Tang

	Title:	Director

Dated April 17, 2007	By:	/s/ Richard Xue

	Name:	Richard Xue

	Title:	Director

CHINACAST EDUCATION CORPORATION
Report of Independent Registered Public Accounting Firm and Financial Statements
For the years ended December 31, 2004, 2005 and 2006

CHINACAST EDUCATION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION
We have audited the accompanying consolidated balance sheets of ChinaCast Education Corporation, its subsidiaries, and variable interest entity (collectively, the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the three years in the period ended December 31, 2006, all expressed in Renminbi. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006 and the results of its operations and its cash flows for the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
Our audits also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such United States dollar amounts are presented solely for the convenience of the readers.
/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China
April 17, 2007

CHINACAST EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	As of December 31,
	2005	2006	2006
	RMB	RMB	US$
Assets

Current assets:
Cash and cash equivalents	120,368	278,067	35,650
Term deposits	273,798	442,921	56,785
Accounts receivable, net of allowance of RMB37 and RMB148 for 2005 and 2006, respectively	39,277	41,692	5,345
Inventory	3,276	3,067	393
Prepaid expenses and other current assets	16,489	5,199	667
Amounts due from related parties	8,605	2,583	331

Total current assets	461,813	773,529	99,171
Property and equipment, net	20,264	14,332	1,837
Acquired intangible assets, net	19,378	14,028	1,798
Refundable deposit for the purchase of equipment	3,800	—	—
Long-term investments	19,298	5,114	656
Deferred tax assets	345	172	22
Non-current advances to a related party	148,477	129,866	16,649
Goodwill	3,538	3,538	454

Total assets	676,913	940,579	120,587

Liabilities, minority interest, and shareholders’ equity

Current liabilities:
Accounts payable	10,627	16,403	2,103
Accrued expenses and other current liabilities	44,847	96,204	12,334
Amounts due to related parties	87	4,469	573
Income taxes payable	28,280	42,769	5,483
Current portion of capital lease obligation	152	146	19

Total current liabilities	83,993	159,991	20,512

Capital lease obligation, net of current portion	190	37	5

Total liabilities	84,183	160,028	20,517

Minority interest	135,580	145,501	18,654

CHINACAST EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS — continued
(In thousands, except share-related data)

	As of December 31,
	2005	2006	2006
	RMB	RMB	US$
Commitments and contingencies (Notes 11 and 17)

Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 20,000,000 and 100,000,000 shares authorized in 2005 and 2006, respectively; 16,657,872 and 23,140,702 shares issued and outstanding in 2005 and 2006, respectively)	13	18	2
Additional paid-in capital	493,306	653,000	83,718
Statutory reserve	6,533	9,721	1,246
Accumulated other comprehensive loss	(1,259)	(2,762)	(354)
Accumulated deficit	(41,443)	(24,927)	(3,196)

Total shareholders’ equity	457,150	635,050	81,416

Total liabilities, minority interest, and shareholders’ equity	676,913	940,579	120,587

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share-related data)

	For the years ended December 31,
	2004	2005	2006	2006
	RMB	RMB	RMB	US$
Revenues:
Service	79,408	122,550	141,126	18,093
Equipment	1,163	29,797	48,563	6,226

	80,571	152,347	189,689	24,319

Cost of revenues:
Service	(38,979)	(44,703)	(54,914)	(7,040)
Equipment	(734)	(29,054)	(48,139)	(6,172)

	(39,713)	(73,757)	(103,053)	(13,212)

Gross profit	40,858	78,590	86,636	11,107

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB1,623, RMB148 and RMBnil for 2004, 2005 and 2006, respectively)	(3,613)	(3,543)	(3,679)	(472)
General and administrative expenses (including share-based compensation of RMB21,699, RMB1,770 and RMB1,181 for 2004, 2005 and 2006, respectively)	(49,893)	(36,065)	(46,459)	(5,956)
Foreign exchange loss	(78)	(2,361)	(2,118)	(272)
Management service fee	34,451	14,286	11,623	1,490

Total operating expenses, net	(19,133)	(27,683)	(40,633)	(5,210)

Income from operations	21,725	50,907	46,003	5,897
Impairment loss on cost method investment	—	—	(13,270)	(1,701)
Interest income	2,648	4,604	8,345	1,070
Interest expense	(391)	(19)	(18)	(2)
Other income	144	581	—	—

Income before provision for income taxes, earnings in equity investments, and minority interest	24,126	56,073	41,060	5,264
Provision for income taxes	(8,689)	(10,540)	(12,299)	(1,577)
Net income before earnings in equity investments and minority interest	15,437	45,533	28,761	3,687
Earnings in equity investments	—	(402)	(914)	(117)
Minority interest	(3,045)	(10,243)	(8,143)	(1,044)

Net income	12,392	34,888	19,704	2,526
Deemed dividend on redeemable convertible preference shares	(8,490)	—	—	—

Net income attributable to holders of ordinary shares	3,902	34,888	19,704	2,526

Net income per share
Basic	0.29	2.09	1.17	0.15

Diluted	0.28	2.02	1.00	0.13

Weighted average shares used in computation:
Basic	13,435,378	16,657,872	16,872,309	16,872,309

Diluted	13,903,398	17,292,280	19,731,999	19,731,999

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share-related data)

										Accumulated other		Total
	Ordinary			Additional		Statutory		Accumulated		comprehensive		shareholders’		Comprehensive
	Shares	Amount		paid-in capital		reserve		deficit		income (loss)		equity		income
		RMB		RMB		RMB		RMB		RMB		RMB		RMB
Balance at January 1, 2004	7,511,165		6		31,754		1,093		(74,793)		18		(41,922)		27,860

Issuance of ordinary shares in exchange for Series A redeemable convertible preferred shares and Series B redeemable convertible preferred shares	4,980,509		4		248,918		—		—		—		248,922		—
Issuance of ordinary shares upon initial public offering, net of issuance costs of RMB19,922	4,166,198		3		192,373		—		—		—		192,376		—
Amortization of deferred share-based compensation	—		—		18,721		—		—		—		18,721		—
Deemed dividend on redeemable convertible preference shares	—		—		—		—		(8,490)		—		(8,490)		—
Net income	—		—		—		—		12,392		—		12,392		12,392
Foreign currency translation adjustment	—		—		—		—		—		31		31		31
Statutory reserve	—		—		—		2,447		(2,447)		—		—		—

Balance at December 31, 2004	16,657,872		13		491,766		3,540		(73,338)		49		422,030		12,423

Amortization of deferred share-based compensation	—		—		1,540		—		—		—		1,540		—
Net income	—		—		—		—		34,888		—		34,888		34,888
Foreign currency translation adjustment	—		—		—		—		—		(1,308)		(1,308)		(1,308)
Statutory reserve	—		—		—		2,993		(2,993)		—		—		—

Balance at December 31, 2005	16,657,872		13		493,306		6,533		(41,443)		(1,259)		457,150		33,580

Amortization of deferred share-based compensation	—		—		947		—		—		—		947		—
Exercise of share options	984,429		1		7,784		—		—		—		7,785		—
Net income	—		—		—		—		19,704		—		19,704		19,704
Recapitalization in connection with the Share Exchange Transaction (Note 1)	5,498,401		4		151,517		—		—		—		151,521		—
Deemed distribution (Note 1)	—		—		(554)		—		—		—		(554)		—
Foreign currency translation adjustment	—		—		—		—		—		(1,503)		(1,503)		(1,503)
Statutory reserve	—		—		—		3,188		(3,188)		—		—		—

Balance at December 31, 2006	23,140,702		18		653,000		9,721		(24,927)		(2,762)		635,050		18,201

		US$	2	US$	83,718	US$	1,246	US$	(3,196)	US$	(354)	US$	81,416	US$	2,333

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2004	2005	2006	2006
	RMB	RMB	RMB	US$
Cash flows from operating activities:
Net income	12,392	34,888	19,704	2,526
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	3,045	10,243	8,143	1,044
Depreciation and amortization	5,740	8,745	12,336	1,582
Amortization of deferred share-based compensation	23,322	1,918	1,181	151
Provision for bad debts	—	37	111	14
Loss on disposal of property and equipment	229	3	7	1
Earnings in equity investments	—	402	914	117
Impairment loss on cost method investment	—	—	13,270	1,701
Changes in assets and liabilities:
Accounts receivable	10,055	(22,713)	(3,212)	(412)
Inventory	(338)	(508)	352	45
Prepaid expenses and other current assets	(1,037)	(5,345)	9,524	1,221
Amounts due from related parties	4,937	(1,694)	821	105
Accounts payable	1,493	7,418	5,776	740
Accrued expenses and other current liabilities	6,025	16,941	13,961	1,792
Amount due to related parties	—	87	243	31
Income taxes payable	8,296	7,335	11,639	1,492
Deferred tax assets	173	172	173	22

Net cash provided by operating activities	74,332	57,929	94,943	12,172

Cash flows from investing activities:
Purchase of equity investment	(400)	(4,300)	—	—
Purchase of cost investment	—	(15,000)	—	—
Repayment from amount due from a related party	—	—	5,000	641
Advances to related parties	(11,336)	(15,182)	—	—
Repayment from advance to related parties	—	—	18,611	2,386
Refundable deposit for the purchase of equipment	(20,556)	(3,800)	—	—
Return of deposit for the purchase of equipment	—	9,004	3,800	487
Deposits for business acquisition	—	—	(10,000)	(1,282)
Return of deposit for business acquisition	—	—	10,000	1,282
Purchase of property and equipment	(306)	(297)	(1,301)	(167)
Purchase of subsidiaries, net of cash acquired	—	(12,195)	—	—
Term deposits	(259,588)	50,103	(169,123)	(21,682)

Net cash (used in) provided by investing activities	(292,186)	8,333	(143,013)	(18,335)

Cash flows from financing activities:
Cash paid for acquiring ordinary shares from minority shareholders	(455)	—	—	—
Net cash proceeds from the Share Exchange Transaction (Note 1)	—	—	196,247	25,160
Proceeds from issuance of ordinary shares, net of issuance cost	239,661	—	—	—
Repayment of capital lease obligation	(154)	(151)	(160)	(21)
Repayment of bank loan	(60)	(140)	—	—
Repayment of advances from related parities	(13,402)	—	—	—
Exercise of share options	—	—	9,699	1,244

Net cash provided by (used in) financing activities	225,590	(291)	205,786	26,383

Effect of foreign exchange rate changes	7	(28)	(17)	(2)

Net increase in cash and cash equivalents	7,743	65,943	157,699	20,218
Cash and cash equivalents at beginning of the year	46,682	54,425	120,368	15,432

Cash and cash equivalents at end of the year	54,425	120,368	278,067	35,650

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands)

	For the years ended December 31,
	2004	2005	2006	2006
	RMB	RMB	RMB	US$
Non-cash investing and financing activities:
Conversion of Series A redeemable convertible preference shares and Series B redeemable convertible preference shares into ordinary shares	310,106	—	—	—
Acquisition of property and equipment in exchange for payable	—	392	144	18

Supplemental cash flow information:
Interest paid	391	19	18	2

Income taxes paid	220	3,270	1,314	168

Acquisition of subsidiaries:
Cash consideration		21,000	—	—

Assets acquired (including cash and cash equivalent of RMB2,505, intangible assets of RMB20,736 and goodwill of RMB1,595)		27,597	—	—
Liabilities assumed		(4,113)	—	—
Minority interest		(2,484)	—	—

		21,000	—	—

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
1. ORGANIZATION AND PRINCIPAL ACTIVITIES
ChinaCast Education Corporation (“CEC”, formerly Great Wall Acquisition Corporation (“Great Wall”)) was incorporated under the laws of Delaware, United States, on August 20, 2003 as a shell company to identify and acquire an operating business having operations based in the People’s Republic of China (the “PRC”). Great Wall consummated its initial public offering (“IPO”) on March 23, 2004 and, through a share exchange transaction, it acquired ChinaCast Communication Holdings Limited (“ChinaCast”) on December 22, 2006. CEC, its majority-owned subsidiaries, including ChinaCast, and ChinaCast’s variable interest entity are collectively referred to hereinafter as the “Company”.
ChinaCast was incorporated under the laws of Bermuda on November 20, 2003 as a limited liability company, and was listed on the Main Board of Singapore Exchange Securities Trading Limited (“SGX-ST”) on May 14, 2004. Through its majority-owned subsidiaries and variable interest entity in the PRC, ChinaCast primarily provides satellite bandwidth and network access services in distance learning, broadcasts multimedia educational content through broadband satellite network, and to a lesser extent, sells satellite communication related equipment and accessories.
As of December 31, 2006, CEC’s majority-owned subsidiaries and variable interest entity were as follows:

		Place of	Proportion of issued
	Date of	incorporation	share/registered capital
	incorporation	(or establishment)	held by the Company
Name	or establishment	/operation	Direct	Indirect	Principal activity
Subsidiary:

ChinaCast Communication Holdings Limited	November 20, 2003	Bermuda	80.27%		Investment holdings

ChinaCast Communication Network Company Ltd. (“CCN”)	April 8, 2003	British Virgin Islands	—	80.27%	Investment holdings

Subsidiary of CCN

ChinaCast Technology (BVI) Limited (“CCT BVI”)	June 18, 1999	British Virgin Islands	—	79.07%	Acts as technology enablers in the satellite communication industry and investment holding company

Subsidiaries of CCT BVI

ChinaCast Technology (HK) Limited (“CCT HK”)	October 4, 1999	Hong Kong/Hong Kong and other regions of the PRC	—	79.07%	Acts as a liaison office for the Company’s operation

ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”)	December 20, 2000	PRC	—	79.07%	Provision of technical services to related parties

Subsidiary of CCT Shanghai

Beijing Tongfang Digital Education Technology Limited (“Tongfang”)	April 29, 2005	PRC	—	39.57%	Investment holdings

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
1. ORGANIZATION AND PRINCIPAL ACTIVITIES — continued

Place of
	Date of	incorporation	Proportion of issued
	incorporation	(or establishment)	share/registered capital
Name	or establishment	/operation	held by the Company		Principal activity
			Direct	Indirect
Subsidiary of Tongfang

Beijing Tongfang Chuangxin Technology Limited (“Tongfang Chuangxin”)	August 13, 2003	PRC	—	20.15%	Provision of network service for distance
learning
(Note)

Variable interest entity:

ChinaCast Li Xiang Co., Ltd. (“CCLX”)	May 7, 2003	PRC	—	—	Provision of satellite broad band services

Note:	The Company considers Tongfang and Tongfang Chuangxin as subsidiaries due to the fact that the Company controls the entities by having the majority voting rights in the board of directors of Tongfang who in turn holds a majority ownership interest in Tongfang Chuangxin.
The Share Exchange Transaction
The following set out the principal steps involved in the acquisition of ChinaCast by Great Wall (the “Share Exchange Transaction”):
•	On September 13, 2005, Great Wall announced that a majority of ordinary shareholders of ChinaCast executed letters of undertaking to irrevocably accept a pre-conditional voluntary tender offer from Great Wall (the “Offer”). Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive, either one share of Great Wall’s common stock for every 21.29 ChinaCast shares, or a cash payment of 0.28 Singapore dollars (US$0.167, based on the Singapore-U.S. dollar exchange rate on that date (S$1.6810 per U.S. dollar)) for each ChinaCast share tendered.

•	On July 13, 2006, the letters of undertaking executed on September 13, 2005 lapsed in accordance with Singapore law. Great Wall obtained new letters of undertaking from shareholders with an aggregate 50.85% of ChinaCast’s outstanding shares indicating their willingness to accept the Offer.

•	On December 18, 2006, Great Wall’s shareholders voted to approve the acquisition of ChinaCast.

•	On December 22, 2006, Great Wall announced the dispatch of the document containing details of the Offer which remained open until January 18, 2007.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
1. ORGANIZATION AND PRINCIPAL ACTIVITIES — continued
The Share Exchange Transaction - continued
•	On December 22, 2006, Great Wall announced the consummation of the acquisition of ChinaCast through the receipt of valid acceptances as of such date (the “Consummation Date”) from the holders of 51.22% of the outstanding ordinary shares of ChinaCast.

•	As of January 18, 2007, the closing date of the Offer, Great Wall had acquired 80.27% of the outstanding ordinary shares of ChinaCast. An aggregate of 17,624,727 shares of Great Wall shares were issued and delivered to the original holders of ChinaCast shares.
The Share Exchange Transaction was accounted for as a recapitalization. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the accompanying financial statements, the Consummation Date was designated as the effective date when 80.27% of the outstanding ordinary shares of ChinaCast were acquired by Great Wall. The remaining 19.73% outstanding ordinary shares of ChinaCast not acquired by Great Wall through the Share Exchange Transaction were reported as minority interest for all periods presented. In addition, shares and share-related data for all periods presented prior to the Share Exchange Transaction were retrospectively restated as if the ordinary shares had historically been authorized, issued, and outstanding under Great Wall’s capital structure.
Beginning on the Consummation Date of the Share Exchange Transaction, the Company’s consolidated financial statements and the related notes and disclosures, including equity ownership and share transactions, reflected the accounts and transactions of CEC, its majority-owned subsidiaries including ChinaCast, and ChinaCast’s variable interest entity.
The consolidated financial statements and the related notes and disclosures for the years ended December 31, 2004 and 2005 and through the Consummation Date of the Share Exchange Transaction included only the historical financial position and operating results of ChinaCast, its majority-owned subsidiaries, and its variable interest entity except as they relate to minority interest, shares, and share-related data as described above.
The net book value of acquired assets and liabilities pursuant to the Share Exchange Transaction was as follows:

RMB
Net assets acquired:
Cash	196,247
Other current assets	8
Note payable to a related party	(4,292)
Income tax payable	(3,677)
Other payables and accrued expenses	(36,765)

Total considerations	151,521

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-realted data)
1. ORGANIZATION AND PRINCIPAL ACTIVITIES — continued
Reorganization of ChinaCast prior to the Share Exchange Transaction
On April 29, 2004, all issued shares of CCN held by a controlling shareholders group were converted into ordinary shares of ChinaCast.
On July 16, 2003, all issued shares of CCT BVI held by a controlling shareholders group were converted into ordinary shares of CCN.
PRC regulations restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. To comply with these regulations, a substantial portion of the Company’s satellite broadband business activities is conducted through CCLX, a variable interest entity established on May 7, 2003. The Company and its majority-owned subsidiaries do not have legal ownership of CCLX which is licensed to provide value-added satellite broadband services in the PRC. CCLX is legally owned by ChinaCast Co., Ltd. (“CCL”) and Li Wei, a PRC citizen. The two parties contributed their own funds in an aggregate amount of Renminbi (“RMB”) 19,063 with no loans provided by the Company or its majority-owned subsidiaries. Accordingly, the investment was reported as minority interest in the accompanying consolidated financial statements. Each of these investors is the related party of the Company acting as de facto agent for the Company. The Company is the primary beneficiary and absorbs 100% of the earnings or losses from CCLX. CCLX entered into various contractual arrangements with CCT Shanghai, including a technical services agreement to engage CCLX to provide the required satellite broadband services. In return, CCLX is required to pay CCT Shanghai fees for providing assistance to CCLX in the implementation of CCLX’s businesses and the supply for CCLX’s use, ancillary equipment together with certain associated software and technical documentation. As such, CCT Shanghai is entitled to receive fees in amount up to all of the net income of CCLX. CCT BVI, CCT HK and CCT Shanghai have also provided funding to CCLX totaling RMB34,759 through December 31, 2006 to finance the development of CCLX’s business operations.
As of December 31, 2006, total assets of CCLX included in the accompanying consolidated financial statements were approximately RMB77,000, the associated liabilities were approximately RMB59,000. The revenue and net income of CCLX for the year end December 31, 2006 was RMB97,138 and RMBnil, respectively. There are no assets of the CEC and its majority-owned subsidiaries that serve as collateral for CCLX and the creditors of CCLX have no recourse to the general credit of CEC and its majority-owned subsidiaries.
CCL was not accounted for as a variable interest entity and is not included in the accompanying consolidated financial statements because ChinaCast was not considered to be the primary beneficiary of CCL. As of December 31, 2006, total assets of CCL were approximately RMB395,251 and the associated liabilities were RMB176,273. Revenue and net income of CCL for the year end December 31, 2006 were RMB35,098 and RMB12,639, respectively.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of presentation
The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). All amounts in the accompanying consolidated financial statements and notes are expressed in RMB. Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB7.80 was applied at December 31, 2006.
(b)	Basis of consolidation
Following the Share Exchange Transaction, the consolidated financial statements include the financial statements of CEC, its majority owned subsidiaries, and CCLX. Prior to the Share Exchange Transaction, the consolidated financial statements include ChinaCast, its majority owned subsidiary, and CCLX. All significant inter-company transactions and balances were eliminated upon consolidation.
(c)	Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.
(d)	Term deposits
Term deposits consist of deposits placed with financial institutions with original maturity terms of greater than three months but less than one year.
(e)	Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful amounts, the useful lives and impairment for property and equipment and acquired intangible assets, inventory valuation, fair value of multiple element revenue arrangements, impairment of cost method investment, valuation allowance for deferred tax assets, impairment of goodwill, and share-based compensation. Actual results could differ from those estimates.
(f)	Inventories
Inventories are stated at the lower of cost or market value. Cost is determined by the weighted average method.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(g)	Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of property and equipment are as follows:

Satellite hub equipment	7 years
Computer equipment	5 years
Furniture and fixtures	5 years
Motor vehicles	5 years
Assets recorded under capital leases are amortized using the straight-line method over the lesser of the lease terms or their estimated useful lives. Amortization of assets under capital leases is reported as depreciation expense.
(h)	Acquired intangible assets
Acquired intangible assets are initially measured based on their fair value, and are being amortized on a straight-line basis over their expected useful economic lives. Expected useful economic lives of acquired intangible assets are as follows:

Distance learning service agreements with universities	46 months
Training school operating right	10 years
(i)	Impairment of long-lived assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.
(j)	Goodwill
Goodwill is not amortized but tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The first step for testing goodwill impairment is by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(k)	Long-term investments
An affiliated company over which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, and other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company’s share of earnings of equity affiliate is included in the accompanying consolidated statements of operations below provision for income taxes.
For investments in an investee over which the Company does not have significant influence, the Company carries the investment at cost and recognizes as income any dividend received from distribution of the investee’s earnings.
The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.
(l)	Revenue recognition
The Company’s principal sources of revenues are from the provision of satellite bandwidth and network access services in distance learning, broadcasting of multimedia educational content through broadband satellite network, and to a lesser extent, sales of satellite communication related equipment and accessories. The Company recognizes revenue when (1) there is persuasive evidence of an arrangement with the customer, (2) product is shipped and title has passed, and the Company has no significant future performance obligation, (3) the amount due from the customer is fixed or determinable, and (4) collectibility is reasonably assured. The Company assess whether the amount due from the customer is fixed or determinable based on the terms of the agreement with the customer, including, but are not limited to, the payment terms associated with the transaction. The Company assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. Accordingly, revenues from provision of satellite bandwidth and network access services in distance learning are recognized as the services are provided. Subscription fees received from multimedia educational content broadcasting services are recognized as revenue over the subscription period during which the services are delivered. Revenue from satellite communication related equipment and accessories are recognized once the equipment and accessories are delivered and accepted by the customers.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(l)	Revenue recognition — continued
Certain agreements also include multiple deliverables or elements for products and services. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of Emerging Issue Task Force (“EITF”) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors, including the amount the Company charges other customers for the products or services, price lists or other relevant information, requires judgment by management. Revenue is recognized as the elements are delivered, assuming all other conditions for revenue recognition have been met.
Certain equipment sales contracts provide for customer warranty after the equipment is delivered and tested by the customer on delivery of the equipment. The acceptance provisions state that if the equipment does not perform to the specifications provided by the Company, then the customer has a warranty right which provides the customer with the right to return the equipment for a full refund or a replacement unit, or may require the Company to repair the equipment so that it performs up to the agreed specifications. The warrant provision expires within one year from the date of delivery. The Company recognizes revenue upon delivery of the equipment and accrues for the expected warranty claims based on historical experience. History warranty claims have not been significant, therefore, warranty accruals were not considered necessary at December 31, 2005 and 2006.
Prepayments for the satellite bandwidth and network access services and multimedia educational content broadcasting services are deferred and recognized as revenue when the services are rendered.
The Company presents revenue net of applicable business taxes and value added taxes, which totaled RMB4,243, RMB11,864, and RMB19,027 for the years ended December 31, 2004, 2005 and 2006, respectively.
(m)	Business taxes and value added taxes
Business taxes and value added taxes are recorded as a component of revenue when incurred. The Company is subject to business taxes of approximately 5% on taxable services and is subject to value added taxes at 17% on taxable equipment sales.
(n)	Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(o)	Foreign currency translation
The Company has chosen Renminbi as its reporting currency. Balance sheet accounts are translated using the exchange rates in effect on the balance sheet date. Transactions in currencies other than the RMB are translated using the average exchange rate prevailing in the period when transactions occurred. Translation adjustments are reported as cumulative transition adjustments and are shown as a separate component of other comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.
The functional currency of CEC is United State dollars while the functional currency of the Company’s major operating subsidiaries and variable interest entity is Renminbi. Monetary assets and liabilities denominated in other currencies are translated into the applicable functional currencies at the rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates and transactions dominated in other currencies are converted at the applicable rates of exchange prevailing when the transactions occurred. Exchange gains and losses are recognized in the consolidated statements of operations.
(p)	Foreign currency risk
The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents and term deposits of the Company included aggregate amounts of RMB119,934 and RMB124,500 at December 31, 2005, RMB81,254 and RMB298,460 at December 31, 2006, respectively, which were denominated in RMB.
The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States dollars. The PRC subsidiaries’ products and services are primarily sold and delivered in the PRC for RMB and their revenues and profits are predominantly denominated in RMB, and will have to be converted by the Company to pay dividends to the Company in Hong Kong or United States dollars.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(q)	Concentration of credit risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, term deposits, and accounts receivable. The Company places its cash and cash equivalents and term deposits with financial institutions with high-credit ratings and quality.
The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company evaluates allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.
(r)	Fair value of financial instruments
Financial instruments include cash and cash equivalents, term deposits, accounts receivable, amounts due from related parties, non-current advances to a related party, accounts payable, amounts due to related parties, and capital lease obligation. The carrying amounts of cash and cash equivalents, term deposits, accounts receivable, accounts payable, amounts due from related parties, and amounts due to related parties approximate their fair value due to the short-term maturities of these instruments.
Non-current advances to a related party (Note 19) are non-interest bearing and unsecured. As there are no fixed repayment terms, the Company’s management considers that it is impracticable to estimate the fair value of the advances by using any of the appropriate valuation methods.
Capital lease obligation bears a fixed rate of interest, because the stated interest rate reflects the market rate and the carrying value of the capital lease obligation approximates its fair value.
(s)	Income taxes
Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.
(t)	Comprehensive income
Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the consolidated statements of shareholders’ equity and comprehensive income.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(u)	Segment reporting
The Company has one segment. The Company’s revenue and net income are substantially derived from provision of satellite bandwidth and network access services throughout the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC. The Company’s chief operating decision maker is the Chief Executive Officer.
Four customers contributed to RMB63,273, or 78.5%, of the Company’s total net revenues during 2004, five customers contributed to RMB66,546, or 43.7%, of the Company’s total net revenues during 2005, and the same five customers contributed to RMB87,495, or 46.1%, of the Company’s total net revenues during 2006 as follows:

	For the years ended December 31,
	2004	2005	2006
	RMB	RMB	RMB
Customers:
A	21,345	21,244	20,973
B	16,517	16,439	16,229
C	15,247	15,174	14,924
D	10,164	10,117	9,987
E	—	3,572	25,382

Total	63,273	66,546	87,495

Two customers as of December 31, 2005 and two different customers as of December 31, 2006 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 23.2% and 26.8% of the Company’s accounts receivable balances at December 31, 2005 and 2006, respectively.
(v)	Net income per share
Basic net income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted net income per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised into ordinary shares. Ordinary share equivalents are excluded from the computation of the diluted net income per share in periods when their effect would be anti-dilutive. As discussed in Note 1, shares and share-related data for all periods presented prior to the Share Exchange Transaction were retrospectively restated as if the Company’s ordinary shares had been authorized, issued, and outstanding under Great Wall’s capital structure. As a result, ordinary shares outstanding used for purposes of calculating basic and diluted net income per share also reflected shares as if they were issued under Great Wall’s capital structure.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(w)	Share-based compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment ” (“SFAS No. 123(R)”), which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to paid-in capital. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. The Company has early adopted the measurement provisions of SFAS No. 123(R) beginning in March 2004 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous award. The Company has applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after March 2004. There were no share-based awards granted prior to the adoption of SFAS No. 123(R).
(x)	Recently issued accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an irrevocable option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS No. 159 will have a material effect on its consolidated financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(x)	Recently issued accounting pronouncements — continued
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007. The adoption of SAB 108 does not have a material impact on its consolidated financial condition or results of operations.
In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating whether the adoption of EITF 06-03 will have a material effect on its consolidated financial position or results of operations.
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN48 will have a material effect on its consolidated financial position or results of operations.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
3. ACQUISITION
In October 2005, CCT Shanghai acquired 50% of the outstanding registered capital of Tongfang, in exchange for cash of RMB21,000, of which RMB14,700 was paid in 2005 and the remaining balance of RMB6,300 was agreed to be paid in 2006. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price was allocated as follows:

		Amortization
	RMB	period
Net tangible assets acquired (including cash and cash equivalents of RMB2,505)	1,153
Intangible assets:
Distance learning service agreements with universities	20,465	46 months
Training school operating right (Note)	271	10 years
Minority interest	(2,484)
Goodwill	1,595

Total	21,000

The intangible asset valuation for the acquisition described above was based on a valuation analysis provided by Sallmanns (Far East) Limited, a third party valuation firm. The valuation analysis utilizes and considers generally accepted valuation methodologies such as the income, market and cost approach. The Company has incorporated certain assumptions which include projected cash flows.

Note:	Through the acquisition of Tongfang, the Company acquired the exclusive operating right of Tsinghua Tongfang Education Training School (“ETS”) for a period of 10 years. ETS is a government agency which has the right to enroll students and offer training services. With the exclusive operating right, the Company can provide, exclusively, distance learning services to ETS to train the students enrolled by ETS and as consideration, ETS will pay a distance learning service fee to the Company. The Company has not commenced providing distance learning services to ETS as of December 31, 2006 and accordingly no distance learning service revenue was recorded.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
3. ACQUISITION — continued
Pro forma
The following supplemental unaudited pro forma results of operations for the year ended December 31, 2004 and 2005 presented the acquisition as if it had occurred on January 1, 2004 and 2005. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the date indicated, or that may result in the future:

	For the years ended
	December 31,
	2004	2005
	RMB	RMB
	(unaudited)	(unaudited)
Net revenues	96,261	166,205
Net income attributable to holders of ordinary shares	1,615	31,974
Net income per share — basic	0.12	1.92
Net income per share — diluted	0.12	1.85
4. INVENTORY
Inventory consisted of the following:

	As of December 31,
	2005	2006
	RMB	RMB
Satellite communication related equipment and equipment accessories	3,276	3,067

CHINACAST EDUCATION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share and per share data)
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2005	2006
	RMB	RMB
Prepayments to suppliers	10,036	2,369
Deposit for project development	455	320
Fees receivable	4,094	—
Others	1,904	2,510

	16,489	5,199

Fees receivable represented professional service fees paid by ChinaCast in connection with the Offer, to acquire the issued ordinary shares in the capital of the Company, as announced by Great Wall in September 2005. Great Wall has undertaken that it would bear certain professional fees paid by ChinaCast in relation to the Offer. Other prepaid and other current assets primarily include recoverable value added tax, staff advance, prepaid service fee and other miscellaneous prepayments.
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2005	2006
	RMB	RMB
Satellite hub equipment	33,461	33,842
Computer equipment	15,434	15,802
Furniture and fixtures	372	658
Motor vehicles	1,624	1,598

	50,891	51,900
Less: accumulated depreciation	(30,627)	(37,568)

	20,264	14,332

The Company leases a motor vehicle under a capital lease (see Note 11). The cost of the asset under the capital lease is included in property and equipment and was RMB787 at both December 31, 2005 and 2006. Accumulated depreciation of the leased asset as of December 31, 2005 and 2006 was approximately RMB360 and RMB506, respectively. Depreciation expense, including depreciation of motor vehicle under capital lease, totaled RMB5,740, RMB7,387, and RMB6,986 for the years ended December 31, 2004, 2005, and 2006, respectively.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
7. ACQUIRED INTANGIBLE ASSETS, NET
Acquired intangible assets, net consisted of the following:

	As of December 31,
	2005	2006
	RMB	RMB
Distance learning service agreements with universities	20,465	20,465
Training school operating right	271	271

	20,736	20,736
Less: accumulated amortization	(1,358)	(6,708)

	19,378	14,028

In 2005, the Company acquired certain agreements with universities and a training school operating right through an acquisition (see Note 3). The Company also recorded amortization expenses in respect of agreements with universities and a training school operating right amounting to RMB5,339 and RMB27, respectively, for the year ended December 31, 2006. Amortization expense totaled RMBnil, RMB1,358, and RMB5,350 for the years ended December 31, 2004, 2005, and 2006, respectively. The Company will record amortization expenses of RMB5,366, RMB5,366, RMB3,124, RMB27 and RMB27 in 2007, 2008, 2009, 2010 and 2011, respectively.
8. REFUNDABLE DEPOSITS
As of December 31, 2005, there was a refundable deposit for the purchase of equipment of RMB3,800 which was later refunded in 2006 due to the cancellation of the equipment purchasing arrangement.
The Company signed a Memorandum of Understanding (“MOU”) with Henan Zuocheng Technology Development Limited in February 2006 to acquire a 51% interest in Modern English Language Training LLC. The MOU was non-binding and was subject to further negotiation and agreements between the parties concerned. In connection with this transaction, the Company paid a refundable deposit of RMB 10,000. The proposed acquisition was later terminated and the deposit was refunded to the Company by the end of 2006.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
9.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

			Percentage	As of December 31,
Name of investment	Notes		of ownership	2005	2006
				RMB	RMB
Equity investments:
ChongQing ChinaCast Distance Learning Service Limited	(a	)	20%	348	181
Guo You Communication Network Limited	(b	)	43%	3,950	3,203

				4,298	3,384

Cost investment:
Beijing Dongshi-ChinaCast Education Technology Co., Ltd.	(c	)	20%	15,000	1,730

Total				19,298	5,114

Notes:

(a)	In February 2004, the Company established ChongQing ChinaCast Distance Learning Service Limited (“ChongQing ChinaCast”) and invested a 20% ownership interest in ChongQing ChinaCast for RMB400. The Company has accounted for its investment in ChongQing ChinaCast under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest. The carrying amount of RMB181 as of December 31, 2006 is equal to the underlying equity in net assets of ChongQing ChinaCast.

(b)	In March 2005, the Company established Guo You Communication Network Limited (“Guo You”) and invested a 43% ownership interest in Guo You for RMB4,300. The Company has accounted for its investment in Guo You under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest. The carrying amount of RMB3,203 as of December 31, 2006 is equal to the underlying equity in net assets of Guo You.

(c)	In June 2005, the Company acquired a 20% ownership interest in Beijing Dongshi-ChinaCast Education Technology Co., Ltd. (“Dongshi ChinaCast”) for RMB15,000. In view of its limited representation on the board of directors, the concentration of majority ownership among a group of other investors who operates Dongshi ChinaCast and the Company has assigned all of its voting rights to one of the other shareholders of Dongshi ChinaCast under certain circumstances, the Company has concluded that it can not exercise significant influence over the operating and financial activities of Dongshi ChinaCast. Accordingly, the Company has accounted for its investment in Dongshi ChinaCast under the cost method of accounting.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
9.	LONG-TERM INVESTMENTS — continued
In 2006, during the course of the Company’s review of its investment in Dongshi-ChinaCast, the Company assessed the recoverability of the carrying value of this investment which resulted in impairment losses of RMB13,270. These losses reflect the amounts by which the carrying value of this investment exceeded its estimated fair value determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of other income and losses in the consolidated statements of operations.
10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2005	2006
	RMB	RMB
Accrued professional fees	6,307	49,726
Accrued employee payroll and other compensation	1,885	4,520
Prepayment from customers	8,166	5,838
Payable for acquired property and equipment	392	536
Payable related to the acquisition (Note 3)	6,300	6,300
Other accrued expenses	173	1,228
Business taxes payable	21,355	27,709
Other taxes payable	269	347

Total	44,847	96,204

11.	CAPITAL LEASE OBLIGATION

	As of December 31,
	2005	2006
	RMB	RMB
Capital lease obligation bearing an average interest rate of 5.5% per annum	342	183

Total	342	183
Current portion of capital lease obligation	(152)	(146)

Capital lease obligation, less current portion	190	37

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
11.	CAPITAL LEASE OBLIGATION — continued

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2006 were as follows:

RMB
Year ending December 31,
2007	169
2008	43

Total minimum lease payments	212
Less: amount representing interest	(29)

Present value of net minimum lease payments	183
Less: current maturities of capital lease obligation	(146)

Long-term capital lease obligation	37

The term of the capital lease is five years expiring in 2008. Interest rate is fixed at the contract date.

12.	SHARE OPTION PLANS

2001 Stock Incentive Plan

In April 2000, ChinaCast adopted 2001 Stock Incentive Plan, under which CCT BVI may grant options to purchase up to 11,111,542 ordinary shares of CCT BVI to its employees, directors and consultants at price not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-qualified options.

These options will expire ten years from the date of grant and vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. ChinaCast has not granted any option under this plan and does not anticipate granting any options under this plan in the future.

2003 Employee Share Option Scheme

In July 2003, ChinaCast adopted a plan under which CCN may grant options to purchase up to 7,907,982 ordinary shares at a par value of US$0.01 per share to its employees and directors for a price of US$0.15 per share.

These options will expire ten years from the date of grant and vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. ChinaCast has not granted any options under this plan and does not anticipate granting any options under this plan in the future.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
12.	SHARE OPTION PLANS — continued

Pre-IPO Share Option Plan

Under the Pre-IPO Plan adopted in March of 2004, ChinaCast may grant options to purchase up to 26,110,000 ordinary shares to employees and directors at an exercise price of Singapore dollar (“S$”) 0.073 (US$0.043). The Pre-IPO Plan will remain in effect for 10 years starting from the date of adoption. New shares are to be issued by ChinaCast upon option exercise.

On March 29, 2004, ChinaCast granted, under the Pre-IPO Plan, 26,110,000 options to purchase 26,110,000 ordinary shares to certain employees and directors at an exercise price of S$0.073 (US$0.043) per share. For every year of employment the grantee has completed, 25% of the options granted to such grantee would become vested over 4 years. All the options granted, which have been exercised in 2006. There are no options remaining for future grant.

A summary of the share option activity under Pre-IPO Share Option Plan was as follows:

Weighted average
	Number of	exercise price
	option	S$	US$
Options outstanding at January 1, 2004	—	—	—
Granted	26,110,000	0.073	0.043
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at December 31, 2004	26,110,000	0.073	0.043
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at December 31, 2005	26,110,000	0.073	0.043
Granted	—	—	—
Exercised	26,110,000	0.073	0.043
Cancelled	—	—	—

Options outstanding at December 31, 2006	—	—	—

Options exercisable at December 31, 2006	—	—	—

The per share fair value of options as of March 29, 2004, the grant date was as follows:

Ordinary shares	S$0.2075 (US$0.123)

The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was nil, nil and S$5,144 (US$3,030), respectively.

The fair value of each option granted is estimated on the date of grant using the Binomial method.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
12.	SHARE OPTION PLANS — continued

Option grants

Average risk-free rate of return	3.14%
Weighted average expected option life	10 years
Volatility rate	54%
Dividend yield	0%
Post-IPO Share Option Plan

Under the Post-IPO Plan adopted in March of 2004, ChinaCast may grant options to purchase up to 15% of the issued ordinary shares on the day preceding the date of the relevant grant to employees and directors.

The options that are granted under the Post-IPO Plan may have exercise prices that are at the discretion of a committee comprising of directors, (a) set a discount to a price (the “Market Price”) equal to the average of the last dealt prices for the shares on the Main Board of the SGX-ST for the 5 consecutive market days immediately preceding the grant date (subject to a maximum discount of 20%), in which event, such options may be exercised after the second anniversary from the grant date; (b) fixed at the Market Price, which may be exercised after the first anniversary of the grant date. Options granted under the Post-IPO Plan will have a life-span of 5 years. ChinaCast has not granted any options under the Post-IPO Plan. Accordingly, there are 66,272,475 options available for future grant.

13.	MANAGEMENT SERVICE FEE

On November 15, 2000, CCT Shanghai, CCL and the investors of CCL entered into a technical service agreement (“CCL Technical Service Agreement”) pursuant to which CCT Shanghai provided CCL with certain technical services and ancillary equipment in connection with CCL’s satellite communication business, which was operated by a branch of CCL. As compensation, CCT Shanghai received a service fee that equaled the difference between CCL total revenue less expenses as approved by CCT Shanghai.

Furthermore, the investors of CCL have pledged all the shares in CCL and, if certain events occurred, the entitlement to dividends and appropriations to CCT Shanghai to ensure the delivery of the service pursuant to the CCL Technical Service Agreement.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
14.	INCOME TAXES

CEC was incorporated in the United States, and is subject to United States federal income taxes and New York State and New York City taxes. CEC did not derive any significant amount of income subject to such taxes after completion of the Share Exchange Transaction and accordingly, no relevant tax provision is made in the consolidated statements of operations.

ChinaCast, CCN and CCT BVI are exempted from income tax in Bermuda and British Virgin Islands where they were incorporated. In the opinion of management, CEC, ChinaCast and CCN did not derive any income that was subject to income taxes of the PRC and Hong Kong. CCT BVI’s deemed profit generated in the PRC is subject to the PRC income taxes, which are calculated at 33% of such deemed profit.

CCT Shanghai was incorporated in the PRC and is governed by the Income Tax Law of the PRC concerning foreign investment enterprises (“FIE”) and various local income tax laws. Under such income tax laws, a FIE is generally subject to an income tax rate of 15% on income as reported in its statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply.

CCLX was incorporated in the PRC and is governed by the Income Tax Law of the PRC concerning domestic enterprises and various local income tax laws. Pursuant to a tax incentive policy granted by the local authority in Shanghai, CCLX is subject to an income tax rate up to 4% on revenues derived from Shanghai. The Beijing branch of CCLX is subject to an income tax rate of 33% on income as reported in its statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable tax rates apply.

Tongfang and Tongfang Chuangxin were incorporated in the PRC and are governed by the income tax law of the PRC concerning domestic enterprises and various local income tax laws. Tongfang is subject to an income tax rate of 33% on income as reported in its statutory financial statements after appropriate tax adjustments. As approved by State Administration Taxation Bureau of Beijing Haidian District, Tongfang Chuangxin is exempted from income tax for the period from January 1, 2004 to December 31, 2006, and subject to an income tax rate of 7.5% on income as reported in its statutory financial statements after appropriate tax adjustments for the period from January 1, 2007 to December 31, 2009, and an income tax rate of 15% for future years.

CCT HK, excluding its representative office in Beijing, is subject to Hong Kong Profits Tax on its activities conducted in Hong Kong. No provision for Hong Kong Profits Tax has been made in the financial statements as CCT HK has no assessable profits for the periods presented.

Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on CCT BVI’s deemed profit generated in the PRC, the profit of CCT Shanghai, CCLX, Tongfang and Tongfang Chuangxin and the deemed profit of CCT HK’s representative office in Beijing, the PRC.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
14.	INCOME TAXES — continued

The income tax provision is summarized as follows:

	For the years ended December 31,
	2004	2005	2006
	RMB	RMB	RMB
Current taxes:
PRC income taxes	8,516	10,368	12,126

Deferred taxes:
Subsidiary operating in PRC	173	172	173

Total provision for income taxes	8,689	10,540	12,299

The principal components of the Company’s deferred tax assets were as follows:

	As of December 31,
	2005	2006
	RMB	RMB
Current deferred tax assets:
Deferred operating expenses	—	3,059
Valuation allowance	—	(3,059)

Current deferred tax assets, net	—	—

Long-term deferred tax assets:
Net operating loss carry forwards	8,897	9,143
Pre-operating expenses	345	172

Total long-term deferred tax assets	9,242	9,315
Valuation allowance	(8,897)	(9,143)

Long-term deferred tax assets, net	345	172

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
14.	INCOME TAXES — continued

The Company operates through multiple subsidiaries and a variable interest entity and the valuation allowance is considered on each individual subsidiary and variable interest entity basis. A valuation allowance has been recognized for net operating losses carry forward of certain subsidiaries of the Company and CEC’s future deductible operating expenses, as cumulative losses create uncertainty about the realization of the tax benefits in future years. Such net operating losses, which amount to RMB50,791 and RMB51,436 as of December 31, 2005 and 2006, respectively, may be carried forward indefinitely. Where a valuation allowance was not recorded, the Company believes that it was more likely than not that the deferred taxes would be realized as it expects to generate sufficient taxable income in future. The net deferred tax assets represent the tax effect of temporary differences arising from the pre-operating expenses available for a subsidiary of the Company to offset against future profits over a period of five years through 2007.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2005 and 2006.

The increase in valuation allowance from 2004 to 2005 and from 2005 to 2006 related to additional net operating losses which the Company believes cannot generate future taxable income to recognize the income tax benefit.

A reconciliation between the statutory tax rates and the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2004	2005	2006
Statutory tax rate (Note)	15.0%	15.0%	15.0%
Effect of non-deductible expenses	8.8%	2.2%	10.3%
Effect of tax exemption granted to a PRC subsidiary	—	(0.6)%	(0.9)%
Effect of different tax rates of subsidiaries operating with difference tax regulations in PRC	6.4%	1.1%	5.0%
Changes in valuation allowance	5.8%	1.1%	0.6%

Tax charge for the year	36.0%	18.8%	30.0%

Note: The domestic tax rate in the jurisdiction where the operation of the Company is substantially based is used.
If the tax holiday granted to Tongfang Chuangxin was not available, income tax provision and earnings per share amounts would be as follows:

	For the years ended December 31,
	2004	2005	2006
	RMB	RMB	RMB
Provision for income taxes	8,689	10,614	12,426

Net income per share-basis	0.29	2.09	1.16

Net income per share-diluted	0.28	2.01	0.99

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
15.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the years ended December 31,
	2004	2005	2006
Income attributable to holders of ordinary shares (numerator)	RMB3,902	RMB34,888	RMB19,704

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share	13,435,378	16,657,872	16,872,309

Plus:
Incremental ordinary shares from assumed conversions of stock options (Note 12) and exercises of Warrants (Note 16)	468,020	634,408	2,859,690

Weighted average ordinary shares outstanding used in computing diluted net income per share	13,903,398	17,292,280	19,731,999

Net income per share
Basic	RMB0.29	RMB2.09	RMB1.17

Diluted	RMB0.28	RMB2.02	RMB1.00

For periods prior to the Share Exchange Transaction, the number of shares included in the income per share calculations has been retroactively restated to reflect the number of shares to which ex-ChinaCast shareholders, who made acceptances in the Offer, are entitled. In addition, the diluted net income per share calculations have not included the outstanding UPO (Note 16) since the effect is anti-dilutive.

16.	WARRANTS AND UNIT PURCHASE OPTIONS

In March 2004, Great Wall sold 4,515,975 units in its IPO. Each unit consists of one share of Great Wall’s common stock and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from Great Wall two shares of common stock at an exercise price of US$5 commencing on the consummation of the Share Exchange Transaction. In no event will the Company be required to net cash settle the warrant exercise.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
16.	WARRANTS AND UNIT PURCHASE OPTIONS — continued

In connection with the IPO, Great Wall issued, for $100, an option (“UPO”) to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per Unit. In addition, the warrants underlying such units are exercisable at US$6.95 per share.

There was no remeasurement required for these assumed Warrants and UPO because such assumption is part of the recapitalization in connection with the Share Exchange Transaction. As of December 31, 2006, there were 400,000 UPO and 9,031,950 Warrants outstanding.

17.	COMMITMENTS AND CONTINGENCIES

Commitments
a)	Information usage and satellite platform usage operating lease commitment

The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangements for the years ended December 31, 2004, 2005 and 2006 were RMB18,981, RMB18,516 and RMB18,225, respectively. Operating lease for information usage is negotiated for one year and rentals are fixed for one year. The Company had no fixed commitment on satellite platform usage fee as the amount was payable to CCL calculated at 10% of the CCT BVI’s revenue generated during the period, net of business tax.

b)	Office premises operating lease commitment

Rental expense related to the Company’s non-cancellable office premises operating leases for the years ended December 31, 2004, 2005 and 2006 were RMB1,611, RMB2,670 and RMB3,575, respectively.

As of December 31, 2006, future minimum lease commitments under the non-cancelable lease of the office premises were RMB575 and RMB73 in 2007 and 2008, respectively.

Contingencies
a)	On March 21, 2006, after obtaining the approval of its shareholders, Great Wall amended certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit amendment of the “business combination” provisions contained therein and to extend the date before which Great Wall must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which Great Wall could consummate a business combination was not contemplated by the IPO prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.
b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing China Cast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.

18.	MAINLAND CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION

Full time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions for such employee benefits were RMB469, RMB1,380, and RMB1,730 for the years ended December 31, 2004, 2005 and 2006, respectively.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
18.	MAINLAND CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION — continued

Pursuant to laws applicable to entities incorporated in the PRC, the Company’s subsidiaries in the PRC must make appropriations from after-tax profit to non-distributable reserves. These reserves include one or more of the following: (i) a general reserve and (ii) an enterprise expansion reserve. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the enterprise expansion reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. In 2004, 2005 and 2006, the Company made total appropriations of RMB2,447, RMB2,993 and RMB3,188, respectively.

19.	RELATED PARTY TRANSACTIONS

The Company has entered into a number of transactions with related parties. The balances and transactions with these related parties for the years ended December 31, 2004, 2005 and 2006 were as follows:
(a)	Transactions

The Company entered into the following transactions with related parties:

		For the years ended December 31,
Transactions	Notes	2004	2005	2006
		RMB	RMB	RMB
Service fee earned from CCL	(i )	34,451	14,286	11,623

Costs and expenses reimbursed to CCL	(ii)	6,483	1,583	1,164

Satellite platform usage fee to CCL	(iii)	6,597	6,264	6,184

Transponder utilisation fee to CCL	(iv)	6,265	—	—

Interest expenses to a principal shareholder	(v )	351	—	—

Purchase of inventory from CCL	(vi)	1,816	—	—

Sales to
Beijing ChinaCast Qidi Distance Learning Consultancy Limited (“ChinaCast Qidi”)	(vii)	436	—	—
Chongqing ChinaCast	(viii)	—	1,125	934
Guo You	(viii)	—	1,777	1,773
Wuhan Huashiyi ChinaCast Tele-Education Co., Ltd. (“Huashiyi”)	(ix)	—	1,349	1,360

		436	4,251	4,067

Purchase of investment from CCL	(x )	—	15,000	—

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
19.	RELATED PARTY TRANSACTIONS — continued
(a)	Transactions — continued

Notes

(i)	The service fee was made at the agreed term of the CCL Technical Service Agreement (see Note 13). CCL is a company in which a principal shareholder and director of the Company, Mr. Yin Jian Ping, has over 10% interest.

(ii)	The costs and expenses were allocated from the Beijing branch of CCL based on the proportion of revenue generated and the agreement entered by the branch and the Company.

(iii)	The satellite platform usage fee was charged to CCT BVI.

(iv)	Both the Company and CCL provided satellite transmission service by utilizing the same transponder on a satellite which was owned by an outside supplier. Firstly, utilization fee was payable to the outside supplier either by the Company or CCL. Then, the allocation was made by reference to the proportion of the revenue generated by the respective parties. As such, reimbursed utilization fee was paid by the Company to CCL or by CCL to the Company depending on portion shared by the respective parties.

(v)	The interest was related to a shareholder loan settled in 2004 and charged at a rate equal to the Hong Kong dollar prime-lending rate of the Hong Kong and Shanghai Banking Corporation plus 2 percent per annum.

(vi)	Inventory was purchased by CCLX from CCL at negotiated prices.

(vii)	CCLX provided satellite related service or sold equipment and accessories to ChinaCast Qidi, a subsidiary of CCL.

(viii)	CCLX provided satellite related service or sold equipment and accessories to Chongqing ChinaCast and Guo You, which are the equity method investments of the Company (see Note 9).

(ix)	CCLX provided satellite related service to Huashiyi, which is an equity method investment of CCL.

(x)	In June 2005, the Company purchased a 20% stake in Dongshi ChinaCast from CCL (see Note 9).

(xi)	On September 11, 2000, the Company and a holder of the Series A CCT BVI Preference Shares, Hughes Network Systems (“HNS”) entered into an agreement, pursuant to which HNS granted the Company a non-exclusive license to use the trademarks of HNS at no charge for a three-year period commencing on that date.

(xii)	On September 11, 2000, the Company granted CCL a non-exclusive license for a three-year period to use the trademarks of HNS at no charge in connection with CCL’s business. In addition, CCT HK granted CCL a non-exclusive license for the usage of certain domain names owned by CCT HK for 10 years at no charge.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
19.	RELATED PARTY TRANSACTIONS — continued
(b)	The Company had the following balances with related parties:

		Amounts due		Amounts due
		from related parties		to related parties
		As of December 31,		As of December 31,
	Notes	2005	2006	2005	2006
		RMB	RMB	RMB	RMB
Current amounts

Technology Venture Holdings Limited (“TVH”)	(1)	—	—	87	177
Mr. Yin Jian Ping	(2)	25	—	—	—
ChongQing ChinaCast	(3)	225	334	—	—
Guo You	(3)	1,526	889
HNS	(4)	480		—	—
Huashiyi	(5)	6,349	1,360	—	—
Mr. Justin Tang	(6)	—	—	—	4,292

		8,605	2,583	87	4,469

Non-current advances

CCL	(7)	148,477	129,866	—	—

Notes:

(1)	TVH is a principal shareholder of the Company. The balances due to TVH represent the outstanding reimbursed expenses.

(2)	The balance relates to an advance to Mr. Yin Jian Ping, which is non-interest bearing, unsecured and payable on demand.

(3)	ChongQing ChinaCast and Guo You are the equity method investments of the Company (see Note 9). The balance arose from the provision of satellite related services.

(4)	HNS is a principal shareholder of the Company. The balance due from HNS represents an loan advance, which is non-interest bearing, unsecured and payable on demand.

(5)	The amount due from Huashiyi comprises a loan advance, which is non-interest bearing, unsecured and payable on demand, and also a balance related to the provision of satellite related services.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except share-related data)
19.	RELATED PARTY TRANSACTIONS — continued
(b)	The Company had the following balances with related parties: — continued
Notes: — continued

(6)	The balance relates to a note payable to Mr. Justin Tang, which is interest bearing at 8% per annum, unsecured, and payable on demand.

(7)	The advances by the Company to CCL are for money spent on asset and expenses to build up the satellite business of CCL over the years. CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and its Beijing branch (collectively “Satellite Business”) will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company. Accordingly, the Company considers the advances are of the nature of a deemed investment in the Satellite Business.
20.	SUBSEQUENT EVENTS

In February 2007, the Company has entered into a sale and purchase agreement with Tongfang Co. Limited to dispose all of its shareholding in Tongfang in return for a 17.85% interest in Tongfang Chuangxin. As part of the consideration for the sale, the Company will offset the RMB6,300 payable to Tongfang Co. Limited against the sale proceeds. Once the sale is completed, Tongfang will cease to be a subsidiary of the Company.

Subsequent to the Share Exchange Transaction, as of April 10, 2007, CEC acquired additional shares and increased its holdings to 98.06% of the outstanding ordinary shares of ChinaCast.