Form 10QSB
period 2007-03-31
CHINACAST EDUCATION CORP
filed 2007-05-21
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period            to
Commission File Number 000-50550

CHINACAST EDUCATION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0178991
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)
25 Fl. Qiang Sheng Mansion
No. 145 Pu Jian Road, Pudong District
Shanghai, 211217, People’s Republic of China
(Address of Principal Executive Offices)
(8621) 6864-4666
(Issuer’s Telephone Number, Including Area Code)
Great Wall Acquisition Corporation
Former Name If Applicable
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 27,050,128 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of May 18, 2007.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

	As of		As of
	March 31, 2007		December 31, 2006
	US$	RMB	RMB

Assets

Current assets:
Cash and cash equivalents	25,546	196,705	278,067
Term deposits	63,057	485,543	442,921
Accounts receivable, net of allowance of RMB148 for both 2007 and 2006, respectively	5,198	40,023	41,692
Inventory — satellite communication related equipment and equipment accessories	397	3,057	3,067
Prepaid expenses and other current assets	1,310	10,088	5,199
Amounts due from related parties	388	2,989	2,583

Total current assets	95,896	738,405	773,529
Property and equipment, net	1,490	11,470	14,332
Acquired intangible assets, net	—	—	14,028
Long-term investments	1,794	13,811	5,114
Deferred tax assets	17	129	172
Non-current advances to a related party	16,631	128,055	129,866
Goodwill	252	1,943	3,538

Total assets	116,080	893,813	940,579

Liabilities, minority interest, and shareholders’ equity

Current liabilities:
Accounts payable	2,493	19,197	16,403
Accrued expenses and other current liabilities	5,199	40,031	96,204
Amounts due to related parties	6	44	4,469
Income taxes payable	3,389	26,100	42,769
Current portion of capital lease obligation	19	145	146

Total current liabilities	11,106	85,517	159,991

Non-current liabilities:
Capital lease obligation, net of current portion	—	—	37
Unrecognized tax benefits	3,143	24,197	—

Total non-current liabilities	3,143	24,197	37

Total liabilities	14,249	109,714	160,028

Minority interest	7,556	58,181	145,501

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) — continued
(In thousands, except share-related data)

	As of		As of
	March 31, 2007		December 31, 2006
	US$	RMB	RMB
Contingencies (Note 7)

Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized in 2007 and 2006; 26,098,275 and 23,140,702 shares issued and outstanding in 2007 and 2006, respectively)	3	20	18
Additional paid-in capital	95,451	734,973	653,000
Statutory reserve	1,126	8,670	9,721
Accumulated other comprehensive loss	(566)	(4,360)	(2,762)
Accumulated deficit	(1,739)	(13,385)	(24,927)

Total shareholders’ equity	94,275	725,918	635,050

Total liabilities, minority interest, and shareholders’ equity	116,080	893,813	940,579

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended March 31,
	2007	2007	2006
	US$	RMB	RMB

Revenues:
Service	4,355	33,535	30,597
Equipment	821	6,320	11,844

	5,176	39,855	42,441

Cost of revenues:
Service	(1,397)	(10,756)	(11,008)
Equipment	(811)	(6,243)	(11,701)

	(2,208)	(16,999)	(22,709)

Gross profit	2,968	22,856	19,732

Operating (expenses) income:
Selling and marketing expenses	(88)	(679)	(674)
General and administrative expenses (including share-based compensation of RMBnil and RMB443 for 2007 and 2006, respectively)	(1,307)	(10,068)	(7,608)
Foreign exchange loss	(110)	(844)	(453)
Management service fee	611	4,701	3,110

Total operating expenses, net	(894)	(6,890)	(5,625)

Income from operations	2,074	15,966	14,107
Interest income	377	2,905	648
Interest expense	(4)	(28)	(6)
Other income	—	—	40

Income before provision for income taxes, earnings in equity investments, and minority interest	2,447	18,843	14,789
Provision for income taxes	(454)	(3,492)	(2,821)

Net income before earnings in equity investments and minority interest	1,993	15,351	11,968
Earnings in equity investments	(31)	(239)	(162)
Minority interest	(230)	(1,775)	(2,329)

Income from continuing operations	1,732	13,337	9,477

Discontinued operations:
Loss from discontinued operations, net of tax RMBnil for both 2007 and 2006	(18)	(139)	(1,368)
Minority interest in discontinued operations, net of tax RMBnil for both 2007 and 2006	(30)	(230)	1,091

Loss on discontinued operations	(48)	(369)	(277)

Net income	1,684	12,968	9,200

Net income per share
Basic	0.07	0.52	0.55

Diluted	0.06	0.50	0.53

Weighted average shares used in computation:
Basic	24,725,116	24,725,116	16,657,872

Diluted	26,162,379	26,162,379	17,345,807

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the three months ended March 31,
	2007	2007	2006
	US$	RMB	RMB

Cash flows from operating activities:
Net income	1,684	12,968	9,200
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in continuing operations	230	1,775	2,329
Minority interest in discontinued operations	30	230	(1,091)
Depreciation and amortization	275	2,119	3,067
Amortization of deferred share-based compensation	—	—	448
Earnings in equity investments	31	239	162
Changes in assets and liabilities:
Accounts receivable	(158)	(1,214)	(2,254)
Inventory	1	10	(1,840)
Prepaid expenses and other current assets	(534)	(4,109)	(1,550)
Amounts due from related parties	(51)	(389)	1,423
Accounts payable	539	4,149	(2,458)
Accrued expenses and other current liabilities	(5,568)	(42,879)	6,167
Amount due to related parties	(33)	(253)	(86)
Income taxes payable	296	2,279	2,841
Deferred tax assets	6	43	43
Unrecognised tax benefits	5	36	—

Net cash (used in) provided by operating activities	(3,247)	(24,996)	16,401

Cash flows from investing activities:
Repayment from advance to related parties	235	1,811	10,531
Return of deposit for the purchase of equipment	—	—	3,800
Deposits for business acquisition	—	—	(10,000)
Purchase of property and equipment	(91)	(703)	(134)
Term deposits	(5,535)	(42,622)	(41,000)
Proceeds from disposal of discounted operations, net of cash disposed of	(1,184)	(9,113)	—

Net cash used in investing activities	(6,575)	(50,627)	(36,803)

Cash flows from financing activities:
Repayment of capital lease obligation	(5)	(38)	(38)
Repayment of advances from related parities	(552)	(4,251)	—

Cash used in financing activities	(557)	(4,289)	(38)

Effect of foreign exchange rate changes	(188)	(1,450)	(7)

Net decrease in cash and cash equivalents	(10,567)	(81,362)	(20,447)
Cash and cash equivalents at beginning of the period	36,113	278,067	120,368

Cash and cash equivalents at end of the period	25,546	196,705	99,921

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share-related data)
1.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of ChinaCast Education Corporation (“CEC”, formerly Great Wall Acquisition Corporation (“Great Wall”)) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in CEC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of the management of CEC, the accompanying unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements, and these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results expected for any subsequent interim period or for CEC’s fiscal year ending December 31, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and consolidated variable interest entity (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB7.7 to US$1 was applied as of March 31, 2007. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

The Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“ChinaCast”). Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27% (“the Share Exchange Transaction”). Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the Share Exchange Transaction, the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as minority interest for all the periods presented.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- continued
(In thousands, except share-related data)
1.	BASIS OF PREPARATION — continued

The Share Exchange Transaction - continued

During the three months ended March 31, 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 93.73% of the outstanding ordinary shares of ChinaCast. The 13.46% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was RMB23,337. As a result of the implementation of FIN 48, the Company recognized a RMB3,134 increase in the liability for unrecognized tax benefits which was accounted for as an increase to the January 1, 2007, balance of accumulated deficit. In addition, consistent with the provisions of FIN 48, the Company reclassified RMB20,203 unrecognized tax benefits from current to non-current because payment of cash is not anticipated within one year of the balance sheet date. Included in the balance of unrecognized tax benefits at January 1, 2007, are RMB23,337 of tax benefits that, if recognized, would affect the effective tax rate. As of January 1, 2007, the total amount of accrued interests were RMB5,628. The Company classifies interest as component of its income tax provision. The Company's various tax years starting from 2001 to 2006 are remaining open in various taxing jurisdictions.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an irrevocable option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS No. 159 will have a material effect on its consolidated financial condition or results of operations.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- continued
(In thousands, except share-related data)
2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

3.	DISCONTINUED OPERATIONS

As of December 31, 2006, the Company had a 50% stake in Beijing Tongfang Digital Education Technology Limited (“Tongfang”) and Tongfang had a 51% stake in Beijing Tongfang Chuangxin Technology Limited (“Tongfang Chuangxin”). On February 9, 2007 (“Closing Date”), the Company completed the transaction under a sale and purchase agreement with Tongfang Co. Limited to dispose all of its shareholding in Tongfang in return for a 17.85% interest in Tongfang Chuangxin. As part of the consideration for the sale, the Company offset the RMB6,300 payable to Tongfang Co. Limited against the sale proceeds. No significant gain or loss was reported as a result of the sale. Tongfang ceased to be a subsidiary of the Company and the Company has accounted for its investment in Tongfang Chuangxin amounting to RMB8,936 under the cost method of accounting thereafter.

The following is a summary of the net assets sold as of December 31, 2006 and the Closing Date:

	As of	As of
	February 9, 2007	December 31, 2006
	RMB	RMB
Current assets of discontinued operations:
Cash and cash equivalents	9,113	7,432
Accounts receivable, net	2,715	2,994
Prepaid expenses and other current assets	1,732	1,428

	13,560	11,854

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- continued
(In thousands, except share-related data)
3.	DISCONTINUED OPERATIONS – continued

	As of	As of
	February 9, 2007	December 31, 2006
	RMB	RMB
Non-current assets of discontinued operations:
Property and equipment, net	1,433	1,464
Acquired intangible assets, net	13,581	14,028

	15,014	15,492

Current liabilities of discontinued operations:
Accounts payable	1,355	1,355
Accrued expenses and other current liabilities	6,884	5,483

	8,239	6,838

Minority interest	6,694	6,463

Attributable goodwill	1,595	1,595

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations were as follows for the three months ended March 31, 2007 and 2006.

	For the three months ended March 31,
	2007	2006
	RMB	RMB
Revenues	1,096	2,423

Loss before provision of income taxes from discontinued operations	139	1,368
Provision for income taxes	—	—
Minority interest in discontinued operations	230	(1,091)

Loss from discontinued operations, net of tax	369	277

Reduction in net income per share of the Company – basic and diluted	0.01	0.02

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- continued
(In thousands, except share-related data)
4.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended March 31,
	2007	2006
Income attributable to holders of ordinary shares (numerator)	RMB12,968	RMB9,200

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share	24,725,116	16,657,872

Plus:
Incremental ordinary shares from assumed conversions of stock options and exercises of Warrants (Note 6)	1,437,263	687,935

Weighted average ordinary shares outstanding used in computing diluted net income per share	26,162,379	17,345,807

Net income per share
Basic	RMB0.52	RMB0.55

Diluted	RMB0.50	RMB0.53

For periods prior to the Share Exchange Transaction, the number of shares included in the income per share calculations has been retroactively restated to reflect the number of shares to which ex-ChinaCast shareholders, who made acceptances in the Offer, are entitled. In addition, the diluted net income per share calculations have not included the outstanding UPO (Note 6) since the effect is anti-dilutive.

5.	SEGMENT INFORMATION

The Company has one segment. The Company’s revenue and net income are substantially derived from provision of satellite bandwidth and network access services throughout the People’s Republic of China (the “PRC”). Most of the assets and capital expenditure of the Company are employed in the PRC. The Company’s chief operating decision maker is the Chief Executive Officer.

Four customers contributed to RMB15,117, or 37.9%, of the Company’s total net revenues during the three months ended March 31, 2007, and the same four customers contributed to RMB17,910, or 42.2%, of the Company’s total net revenues during the three months ended March 31, 2006 as follows:

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- continued
(In thousands, except share-related data)
5.	SEGMENT INFORMATION- continued

	For the three months ended March 31,
	2007	2006
	RMB	RMB
Customers:
A	5,753	—
B	4,085	4,168
C	5,279	5,387
D	—	8,355

Total	15,117	17,910

Two customers as of March 31, 2007 and two different customers as of December 31, 2006 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 24.1% and 26.8% of the Company’s accounts receivable balances at March 31, 2007 and December 31, 2006, respectively.

6.	WARRANTS AND UNIT PURCHASE OPTIONS

In March 2004, Great Wall sold 4,515,975 units in its initial public offering. Each unit consists of one share of Great Wall’s common stock and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from Great Wall two shares of common stock at an exercise price of US$5 commencing on the consummation of the Share Exchange Transaction. In no event will the Company be required to net cash settle the warrant exercise.

In connection with the initial public offering, Great Wall issued, for $100, an option (“UPO”) to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per Unit. In addition, the warrants underlying such units are exercisable at US$6.95 per share.

There was no remeasurement required for these assumed Warrants and UPO because such assumption is part of the recapitalization in connection with the Share Exchange Transaction. As of March 31, 2007, there were 400,000 UPO and 9,031,950 Warrants outstanding.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- continued
(In thousands, except share-related data)
7.	CONTINGENCIES
a)	On March 21, 2006, after obtaining the approval of its shareholders, Great Wall amended certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit amendment of the “business combination” provisions contained therein and to extend the date before which Great Wall must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which Great Wall could consummate a business combination was not contemplated by the initial public offering (“IPO”) prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.
8.	SUBSEQUENT EVENT

As of April 10, 2007, CEC acquired additional shares and increased its holdings to 98.06% of the outstanding ordinary shares of ChinaCast.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecommunications equipment, consumer electronic and storage solution end-markets in the PRC; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s wireless handset, telecommunications equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects”, “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-KSB, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-QSB.
Overview
     We were formed on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC.
     On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). As of December 22, 2006, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares have accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH has become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. During the three months ended March 31, 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 93.73% of the outstanding ordinary shares of ChinaCast. The 13.46% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.
     We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.
Critical Accounting Policies
For summary of the critical accounting policies and the significant judgements and estimates made on the part of the management, see item 6 of Form 10KSB for the year ended December 31, 2006 filed by the Company on April 17, 2007, except for both applicable to tax contingency.
The tax contingency was previously assessed under FASB Statement No. 5. Effective on January 1, 2007, the Company adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-that-not to be sustained upon audit by the relevant taxing authority based solely on technical merits of the associated tax position. The Company also elected the accounting policy that the interest and penalties recognized are classified as part of its income taxes. The unrecognized tax benefits, tax liabilities and accrued interest and penalties represent management’s estimates under the provisions of FIN 48.

Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”) and the listed group in Singapore (“CCH”) in this section, the consolidated group is referred to as “the Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = 7.7 at March 31 2007 for the 3 months ended March 31 2007; 1USD = 7.81 at December 31 2006 for 2006; and 1USD = 8.00 at March 31 2006 for the 3 months ended March 31 2006.
Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006. The revenue of the Group for the first quarter of 2007 amounted to RMB39.9 million (US$5.2 million) representing a decrease of 6.1% compared to RMB42.4 million (US$5.3 million) in the first quarter of 2006. Service income, mainly of a recurring nature amounted to RMB33.5 million (US$4.4 million) compared to RMB30.6 million (US$3.8 million) in the same period in 2006. Equipment sales, mainly project based, amounted to RMB6.3 million (US$0.8 million) against RMB11.8 million (US$1.5 million) during the same period last year. The following table provides a summary of the Group’s revenue by business lines:

	Three Months ended		Three Months Ended
	March 31, 2007		March 31, 2006
(millions)	RMB	US$	RMB	US$
Post secondary education distance learning	14.7	1.9	13.8	1.7

K-12 and content delivery	15.7	2.1	18.3	2.3

Vocational training, enterprise /government training and networking services	9.5	1.2	10.3	1.3

Total revenue	39.9	5.2	42.4	5.3
Net revenue from post secondary education distance learning services increased from RMB13.8 million (US$1.7 million) in the three months ended March 31, 2006 to RMB14.7 million (US$1.9 million) in three months ended March 31, 2007. The total number of post-secondary students enrolled in courses using the Group’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s approximately 18,000 students, increased to 116,000 during the three months ended March 31, 2007 from 101,000 at the end of March 31, 2006. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.
The revenue from the K-12 and content delivery business decreased by approximately 14.2% from RMB18.3 million (US$2.3 million) to RMB15.7 million (US$2.1 million) mainly due to the dropin equipment sales in this business line. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services and enterprise government training and networking services decreased from RMB10.3 million (US$1.3 million) during the three months ended March 31, 2006 to RMB9.5 million (US$1.2 million) during the three months ended March 31, 2007. The decrease was mainly due to reduction in equipment sales for projects.
Cost of sales of the Group decreased by 25.1% from RMB22.7 million (US$2.8 million) during the first quarter of 2006 to RMB17.0 million (US$2.2 million) during the first quarter of 2007. The considerable reduction was due to lower equipment sales which has low margins. Cost of materials decreased from RMB11.7 million (US$1.5 million) during the 3 months ended March 31, 2006 to RMB6.2 million (US$0.8 million) during the 3 months ended March 31, 2007.
Gross profit margin increased by 10.8 percentage points, from 46.5% in the first quarter of 2006 to 57.3% in the first quarter of 2007. This increase was a result of the reduction in equipment sales, which has a low margin.
For the three months ended March 31, 2007, the Group received a management service fee of RMB4.7 million (US$0.6 million), as compared to RMB3.1 million (US$0.4 million) during the three months ended March 31, 2006. The management service fee arose from various agreements with CCL that entitled the Group to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Group.
Selling and marketing expenses, which stayed at RMB0.7 million (US$0.9 million), was approximately the same in the first quarter of 2007 and the first quarter of 2006.
General and administrative expenses increased by 32.3% to RMB10.1 million (US$1.3 million) in the three months ended March 31, 2007 from RMB7.6 million (US$1.0 million) during the three months ended March 31, 2006 due to the increase in professional fees after the business combination of the Company and CCH and the increase in payroll. Professional fees increased from RMB0.9 million (US$0.1 million) in the first quarter of 2006 to RMB2.0 million (US$0.3 million) in the first quarter of 2007, which represented additional compliance cost in the US. Payroll increased from RMB3.6 million(US$0.4 million) in the first quarter of 2006 to RMB4.6 million (US$0.6 million) in the first quarter of 2007 as a result of business expansion.
The Group has foreign exchange losses of RMB0.8 million (US$0.1 million) for the first quarter of 2007 compared to RMB0.5 million (US$0.06 million) during the first quarter of 2006 because of the continuous appreciation of the RMB against US dollars which the Group has significant holdings and unable to convert to RMB due to the exchange control regulations in China.
The significant increase in interest income from RMB0.6 million (US$0.1 million) in the first quarter of 2006 to RMB2.9 million (US$0.4 million) in the first quarter of 2007 was mainly due to the increase in the Group’s cash and term deposits.
Overall, profit before income tax increased from RMB14.8 million (US$1.8 million) in the three months ended March 31, 2006 to RMB18.8 million (US$2.4 million) in the three months ended March 31, 2007, an increase of 27.4%. The increase was mainly due to the increase in the service revenue and the higher margin of the Group’s service revenue.
The Group’s share of net investment losses from various joint ventures amounted to RMB0.2 million (US$0.03 million ) in the first quarter of 2007 compared to RMB0.2 million (US$0.02 million) in the first quarter of 2006.
Income taxes increased by 23.8% from RMB2.8 million (US$0.4 million) in the first quarter of 2006 to RMB3.5 million (US$0.5 million) in the first quarter of 2007 as a result of higher profits.

Minority interest of RMB1.8 million (US$0.2 million) arose mainly as a result from the 6.27% of CCH shareholders who did not exchange for CEC shares at the end of the first quarter of 2007. In April 2007, the Group has acquired 98.06% of CCH and is in the process of acquiring the remaining interests.
Income from continuing operations amounted to RMB13.3 million (US$1.7 million) in the three months ended March 31, 2007 compared to RMB9.5 million (US$1.2 million) in the three months ended March 31, 2006.
In Feb 2007, the Group streamlined its beneficial holding in Tongfang Chuangxin by disposing its entire stake in Tongfang Education in exchange for a direct 17.85% stake in Tongfang Chuangxin and RMB6.3 million. As a result, the Group cannot consolidate the results of Tongfang Education and Tongfang Chuangxin. The consolidated result of Tongfang Education was shown as income from discontinued operations for the 3 months ended March 31 2006 and 2007 respectively. Net loss on discontinued operations amounted to RMB277,000 (US$35,000) and RMB369,000 (US$48,000) for the 3 months ended March 31 2006 and 2007 respectively.
On March 16, 2007, the National People’s Congress of China enacted a new tax law, under which foreign-invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25% . The new tax law will become effective on January 1, 2008. There will be a transition period, during which enterprises may continue to enjoy existing preferential tax treatment or in which their tax rates may be gradually adjusted to 25%. Following the effectiveness of the new tax law, some of our PRC subsidiaries and affiliated entities, may no longer be able to enjoy the preferential tax rates presently offered to them. As the law was newly issued and no implementing rules have been promulgated to date, we are still evaluating its impact on us.
Liquidity and Capital Resources
The following is an extract of the key items from the consolidated balance sheets.

	As of		As of
	March 31, 2007		December 31, 2006
(millions)	RMB	US$	RMB	US$
Cash and cash equivalents	196.7	25.5	278.1	35.6

Term deposits	485.5	63.1	442.9	56.7

Subtotal	682.2	88.6	721.0	92.3

Accounts receivable	40.0	5.2	41.7	5.3

Inventory	3.1	0.4	3.1	0.4

Prepaid expenses and other current assets	10.1	1.3	5.2	0.7

Total current assets	738.4	95.9	773.5	99.0

Non-current advances to a related party	128.1	16.6	129.9	16.6

Total assets	893.8	116.1	940.6	120.4
Cash and bank balances together with term deposits decreased from RMB721.0 million (US$92.3 million) as at December 31, 2006, to RMB682.2 (US$88.6) million as at March 31, 2007. The decrease of approximately 5.4% was because of the settlement of the accrued professional fee after the consummation of the acquisition exercise.
There was a net cash used in operating activities of RMB25.0 million (US$3.2 million) in the three months ended March 31, 2007 as compared to a net cash generated from operating activities of RMB16.4 million (US$2.1 million) in the three months ended March 31, 2006. This was mainly due to the settlement of the accrued professional fees after the consummation of the acquisition exercise of CCH. The Group’s other cashflow generated from operations is mainly from recurring sources. Revenue is recognized evenly throughout the periods from which the income is derived, but settlements may be received ahead of or behind the income recognized. For revenue related to project sales, the timing of settlement depended upon the terms of the contracts.
Net cash used in investment activities in the first quarter of 2007 was RMB50.6 million (US$6.6 million), mainly reflecting transfer to term deposit of RMB42.6 million (US$5.5 million). For the three months ended March 31, 2006, transfer to term deposit amounted to RMB41.0 million (US$5.1 million) and a deposit of RMB10 million (US$1.3 million) was paid as a deposit for business acquisition.
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
Total assets at March 31, 2007 amounted to RMB893.8 million (US$116.1 million). At December 31, 2006, total assets were RMB940.6million (US$120.4 million), a reduction of 5.0%. Total current assets decreased by 4.5% to 738.4 million (US$95.9 million) mainly due to the settlement of accrued professional fees after the consummation of the acquisition of CCH.
Account receivable decreased slightly from RMB41.7 million (US$5.3 million) as at December 31, 2006 to RMB40.0 million (US$5.2 million) at March 31, 2007. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, remained at the amount of RMB3.1 million (US$0.4 million) at March 31, 2007.
Prepaid expenses and other current assets increased from RMB5.2 million (US$0.7 million) as at December 31, 2006 to RMB10.1 million (US$1.3 million). The increase was mainly due to the increase in prepayment for professional fee and contents fee.
During the first quarter of 2007, the Group has disposed of Tongfang Education in exchange for a 17.85% direct stake in Tongfang Chuangxin. As a result, the intangible assets and goodwill amounting to RMB1.6 million (US$0.2 million) were eliminated. The direct stake in Tongfang Chuangxin was recorded as a long term investment, which increased from RMB5.1 million (US$0.7 million) as at December 31, 2006 to RMB13.8 million (US$1.8 million) as at March 31, 2007.
The Group also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Group. The related party is still in the process of transferring its satellite related businesses to the Group. Amounts advanced to the related party were RMB128.1 million (US$16.6 million) as at March 31, 2007. As at December 31, 2006, the amount advanced was RMB129.9 million (US$16.6 million), the decrease is mainly due to repayment made .
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
The Group had no other borrowings at March 31, 2007 other than a financial lease of an insignificant amount.
Off-Balance Sheet Arrangements
Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the March 31, 2007 financial statements for a discussion of outstanding options and warrants.
The Group has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.
Item 3. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.
     There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHINACAST EDUCATION CORPORATION (Registrant)

Date: May 21, 2007	By:	/s/ Ron Chan Tze Ngon

Name: Ron Chan Tze Ngon
Title: Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena

Name: Antonio Sena
Title: Chief Financial Officer and Secretary (Principal Financial Officer)