Form 10QSB
period 2007-06-30
CHINACAST EDUCATION CORP
filed 2007-08-14
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Great Wall Acquisition Corporation
Former Name If Applicable
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 27,050,128 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of August 10, 2007.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

	As of		As of
	June 30, 2007		December 31, 2006
	US$	RMB	RMB
Assets
Current assets:
Cash and cash equivalents	37,988	288,707	278,067
Term deposits	52,820	401,434	442,921
Accounts receivable, net of allowance of RMB148 for both 2007 and 2006, respectively	6,103	46,382	41,692
Inventory — satellite communication related equipment and equipment accessories	423	3,212	3,067
Prepaid expenses and other current assets	916	6,971	5,199
Amounts due from related parties	197	1,496	2,583

Total current assets	98,447	748,202	773,529
Non-current deposits	146	1,106	—
Property and equipment, net	1,480	11,245	14,332
Acquired intangible assets, net	—	—	14,028
Long-term investments	1,786	13,571	5,114
Deferred tax assets	11	86	172
Non-current advances to a related party	17,039	129,498	129,866
Goodwill	256	1,943	3,538

Total assets	119,165	905,651	940,579

Liabilities, minority interest, and shareholders’ equity
Current liabilities:
Accounts payable	2,601	19,765	16,403
Accrued expenses and other current liabilities	4,904	37,273	96,204
Amounts due to related parties	—	—	4,469
Income taxes payable	3,402	25,850	42,769
Current portion of capital lease obligation	14	107	146

Total current liabilities	10,921	82,995	159,991

Non-current liabilities:
Capital lease obligation, net of current portion	—	—	37
Unrecognized tax benefits	3,310	25,155	—

Total non-current liabilities	3,310	25,155	37

Total liabilities	14,231	108,150	160,028

Minority interest	4,220	32,078	145,501

Contingencies (Note 10)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized in 2007 and 2006; 27,050,128 and 23,140,702 shares issued and outstanding in 2007 and 2006, respectively)	3	21	18
Additional paid-in capital	100,226	761,724	653,000
Statutory reserve	1,141	8,670	9,721
Accumulated other comprehensive loss	(746)	(5,677)	(2,762)
Retained earnings/(Accumulated deficit)	90	685	(24,927)

Total shareholders’ equity	100,714	765,423	635,050

Total liabilities, minority interest, and shareholders’ equity	119,165	905,651	940,579

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended June 30,			For the six months ended June 30,
	2007	2007	2006	2007	2007	2006
	US$	RMB	RMB	US$	RMB	RMB
Revenues:
Service	4,538	34,487	28,215	8,950	68,022	58,812
Equipment	1,024	7,786	11,385	1,856	14,106	23,229

	5,562	42,273	39,600	10,806	82,128	82,041

Cost of revenues:
Service	(1,359)	(10,333)	(10,586)	(2,775)	(21,089)	(21,594)
Equipment	(1,075)	(8,168)	(10,893)	(1,896)	(14,411)	(22,594)

	(2,434)	(18,501)	(21,479)	(4,671)	(35,500)	(44,188)

Gross profit	3,128	23,772	18,121	6,135	46,628	37,853

Operating (expenses) income:
Selling and marketing expenses	(274)	(2,086)	(385)	(364)	(2,765)	(1,059)
General and administrative expenses (including share-based compensation of RMBnil and RMB874 for the six months ended June 30 for 2007 and 2006, respectively, share-based compensation of RMBnil and RMB431 for the three months ended June 30 for 2007 and 2006, respectively)	(1,438)	(10,930)	(9,308)	(2,762)	(20,998)	(16,916)
Foreign exchange loss	(303)	(2,299)	162	(414)	(3,143)	(251)
Management service fee	938	7,128	3,721	1,556	11,829	6,831

Total operating expenses, net	(1,077)	(8,187)	(5,810)	(1,984)	(15,077)	(11,395)

Income from operations	2,051	15,585	12,311	4,151	31,551	26,458
Interest income	515	3,917	1,952	898	6,822	2,600
Interest expense	—	(2)	(4)	(4)	(30)	(10)

Income before provision for income taxes, earnings in equity investments, minority interest and discontinued operations	2,566	19,500	14,259	5,045	38,343	29,048
Provision for income taxes	(597)	(4,540)	(2,440)	(1,057)	(8,032)	(5,261)

Net income before earnings in equity investments, minority interest, and discontinued operations	1,969	14,960	11,819	3,988	30,311	23,787
Earnings in equity investments	(32)	(240)	(224)	(63)	(479)	(386)
Minority interest	(85)	(649)	(1,932)	(319)	(2,424)	(4,261)

Income from continuing operations	1,852	14,071	9,663	3,606	27,408	19,140

Discontinued operations:
Loss from discontinued operations, net of tax RMBnil for both 2007 and 2006	—	—	(72)	(18)	(139)	(1,440)
Minority interest in discontinued operations, net of tax RMBnil for both 2007 and 2006	—	—	(2,006)	(30)	(230)	(915)

Loss on discontinued operations	—	—	(2,078)	(48)	(369)	(2,355)

Net income	1,852	14,071	7,585	3,558	27,039	16,785

	For the three months ended June 30,			For the six months ended June 30,
	2007	2007	2006	2007	2007	2006
	US$	RMB	RMB	US$	RMB	RMB
Net income per share
Basic	0.07	0.52	0.46	0.14	1.05	1.01

Diluted	0.07	0.49	0.44	0.13	0.99	0.96

Weighted average shares used in computation:
Basic	26,954,945	26,954,945	16,657,872	25,840,030	25,840,030	16,657,872

Diluted	28,463,653	28,463,653	17,416,220	27,313,016	27,313,016	17,381,014

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the six months ended June 30,
	2007	2007	2006
	US$	RMB	RMB
Cash flows from operating activities:
Net income	3,558	27,039	16,785
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest in continuing operations	319	2,424	4,261
Minority interest in discontinued operations	30	230	915
Depreciation and amortization	384	2,921	6,159
Amortization of deferred share-based compensation	—	—	874
Loss on disposal of property and equipment	—	—	7
Earnings in equity investments	63	479	386
Changes in assets and liabilities:
Accounts receivable	(1,013)	(7,698)	(4,446)
Inventory	(19)	(145)	(1,447)
Prepaid expenses and other current assets	(273)	(2,076)	(589)
Amounts due from related parties	143	1,087	6,976
Accounts payable	621	4,717	6,282
Accrued expenses and other current liabilities	(6,173)	(46,918)	(2,915)
Amount due to related parties	(38)	(292)	(87)
Income taxes payable	345	2,623	5,095
Deferred tax assets	11	86	86
Unrecognised tax benefits	99	750	—

Net cash (used in) provided by operating activities	(1,943)	(14,773)	38,342

Cash flows from investing activities:
Repayment from advance to related parties	238	1,811	16,425
Advance to related parties	(191)	(1,443)	—
Return of deposit for the purchase of equipment	—	—	3,800
Deposits for business acquisition	—	—	(10,000)
Purchase of property and equipment	(171)	(1,298)	(224)
Term deposits	5,459	41,487	(143,081)
Proceeds from disposal of discontinued operations, net of cash disposed of	(1,199)	(9,113)	—

Net cash provided by (used in) investing activities	4,136	31,444	(133,080)

Cash flows from financing activities:
Repayment of capital lease obligation	(10)	(76)	(75)
Repayment of advances from related parities	(559)	(4,251)	—

Cash used in financing activities	(569)	(4,327)	(75)

Effect of foreign exchange rate changes	(224)	(1,704)	(3)
Net increase (decrease) in cash and cash equivalents	1,400	10,640	(94,816)
Cash and cash equivalents at beginning of the period	36,588	278,067	120,368

Cash and cash equivalents at end of the period	37,988	288,707	25,552

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

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB7.6 to US$1 was applied as of June 30, 2007. Such transaction should not be construed to be the amounts that would have been reported under US GAAP.

The Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“ChinaCast”). Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the above transaction consummated on December 22, 2006 (the “ Share Exchange Transaction”), the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as minority interest for all the periods presented.

During the six months ended June 30, 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 98.06% of the outstanding ordinary shares of ChinaCast. The 17.79% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was RMB23,337. As a result of the implementation of FIN 48, the Company recognized a RMB3,134 increase in the liability for unrecognized tax benefits which was accounted for as an increase to the January 1, 2007, balance of accumulated deficit. In addition, consistent with the provisions of FIN 48, the Company reclassified RMB20,203 unrecognized tax benefits from current to non-current because payment of cash is not anticipated within one year of the balance sheet date. Included in the balance of unrecognized tax benefits at January 1, 2007, are RMB23,337 of tax benefits that, if recognized, would affect the effective tax rate. As of January 1, 2007, the total amount of accrued interests were RMB5,628. The Company classifies interest as component of its income tax provision. The Company’s various tax years starting from 2001 to 2006 are remaining open in various taxing jurisdictions.

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

As of January 1, 2006, the Company had a 50% stake in Beijing Tongfang Digital Education Technology Limited (“Tongfang”) and Tongfang had a 51% stake in Beijing Tongfang Chuangxin Technology Limited (“Tongfang Chuangxin”). On February 9, 2007 (“Closing Date”), the Company completed the transaction under a sale and purchase agreement with Tongfang Co. Limited to dispose all of its shareholding in Tongfang in return for a 17.85% interest in Tongfang Chuangxin. As part of the consideration for the sale, the Company offset the RMB6,300 payable to Tongfang Co. Limited against the sale proceeds. No significant gain or loss was reported as a result of the sale. Tongfang ceased to be a subsidiary of the Company and the Company has accounted for its investment in Tongfang Chuangxin amounting to RMB8,936 under the cost method of accounting thereafter.

The following is a summary of the net assets sold as of the Closing Date and at December 31, 2006:

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

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations are as follows for the three months and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	RMB	RMB	RMB	RMB
Revenues	—	4,657	1,096	7,080

Loss before provision of income taxes from discontinued operations	—	(72)	(139)	(1,440)
Provision for income taxes	—	—	—	—
Minority interest in discontinued operations	—	(2,006)	(230)	(915)

Loss from discontinued operations, net of tax	—	(2,078)	(369)	(2,355)

Reduction in net income per share of the Company – basic and diluted	—	(0.12)	(0.01)	(0.14)

4.	Non-current Deposits

Non-current deposits consisted of the following:

	As of	As of
	June 30, 2007	December 31, 2006
	RMB	RMB
Rental deposits	1,106	—

	1,106	—

Rental deposits represent satellite rental deposit for ChinaCast satellite business operations and office rental deposits for its daily operations. These deposits are classified into non-current deposits since they cannot be withdrawn within one year.
5.	COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	RMB	RMB	RMB	RMB
Net income	14,071	7,585	27,039	16,785
Foreign currency translation adjustment	(1,317)	(689)	(2,915)	(673)

Comprehensive income	12,754	6,896	24,124	16,112

6.	INCOME TAXES

On March 16, 2007, the National People’s Congress passed a new enterprise income tax law, which will take effect beginning January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. According to the new tax law, one of our major operating subsidiaries, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”) may no longer be able to enjoy the preferential tax rates presently offered to it because of its location in specially designated region. As the law was newly issued and no implementing rules have been promulgated to date, it is uncertain whether CCT Shanghai may continue to enjoy the reduced tax rate going forward. Nevertheless, this uncertainty does not have material impact to the Company’s deferred tax position as of June 30, 2007 because the temporary differences between the tax basis of assets and liabilities of CCT Shanghai as of June 30, 2007 will be fully reversed in the period ending December 31, 2007.
7.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2007		2006		2007		2006
Numerator used in basic and diluted net income per share:
Income from continuing operations	RMB	14,071	RMB	9,663	RMB	27,408	RMB	19,140

Loss on discontinued operation	RMB	—	RMB	(2,078)	RMB	(369)	RMB	(2,355)

Net income attributable to holders of ordinary shares	RMB	14,071	RMB	7,585	RMB	27,039	RMB	16,785

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		26,954,945		16,657,872		25,840,030		16,657,872

Plus:
Incremental ordinary shares from assumed conversions of stock options and exercises of Warrants (Note 9)		1,508,708		758,348		1,472,986		723,142

Weighted average ordinary shares outstanding used in computing diluted net income per share		28,463,653		17,416,220		27,313,016		17,381,014

Net income per share-basic:
Income from continuing operations	RMB	0.52	RMB	0.58	RMB	1.06	RMB	1.15

Loss on discontinued operations	RMB	—	RMB	(0.12)	RMB	(0.01)	RMB	(0.14)

Net income	RMB	0.52	RMB	0.46	RMB	1.05	RMB	1.01

Net income per share-diluted:
Income from continuing operations	RMB	0.49	RMB	0.56	RMB	1.00	RMB	1.10

Loss on discontinued operations	RMB	—	RMB	(0.12)	RMB	(0.01)	RMB	(0.14)

Net income	RMB	0.49	RMB	0.44	RMB	0.99	RMB	0.96

For periods prior to the Share Exchange Transaction, the number of shares included in the income per share calculations has been retroactively restated to reflect the number of shares to which ex-ChinaCast shareholders, who made acceptances in the Offer, are entitled. In addition, the diluted net income per share calculations have not included the outstanding UPO (Note 9) since the effect is anti-dilutive.

8.	SEGMENT INFORMATION

The Company has one segment. The Company’s revenue and net income are substantially derived from provision of satellite bandwidth and network access services throughout the People’s Republic of China (the “PRC”). Most of the assets and capital expenditure of the Company are employed in the PRC. The Company’s chief operating decision maker is the Chief Executive Officer.

Four customers contributed to RMB16,887, or 40.0%, and RMB32,004, or 39.0%, of the Company’s total net revenues during the three months and six months ended June 30, 2007, respectively, and the same four customers contributed to RMB20,682, or 52.2%, and RMB38,592, or 47.0%, of the Company’s total net revenues during the three months and six months ended June 30, 2006, respectively, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	RMB	RMB	RMB	RMB
Customers:
A	7,639	—	13,392	—

B	4,035	4,048	8,120	8,216

C	5,213	5,231	10,492	10,618

D	—	11,403	—	19,758

Total	16,887	20,682	32,004	38,592

Three customers as of June 30, 2007 and two different customers as of December 31, 2006 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 36.9% and 26.8% of the Company’s accounts receivable balances at June 30, 2007 and December 31, 2006, respectively.

9.	WARRANTS AND UNIT PURCHASE OPTIONS

In March 2004, the Company sold 4,515,975 units in its initial public offering. Each unit consists of one share of the Company’s common stock and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company two shares of common stock at an exercise price of US$5 commencing on the consummation of the Share Exchange Transaction. In no event will the Company be required to net cash settle the warrant exercise.

In connection with the initial public offering, the Company issued, for $100, an option (“UPO”) to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per Unit. In addition, the warrants underlying such units are exercisable at US$6.95 per share.

There was no remeasurement required for these assumed Warrants and UPO because such assumption is part of the recapitalization in connection with the Share Exchange Transaction. As of June 30, 2007, there were 400,000 UPO and 9,031,950 Warrants outstanding.

10.	CONTINGENCIES
a)	On March 21, 2006, after obtaining the approval of its shareholders, the Company amended certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit amendment of the “business combination” provisions contained therein and to extend the date before which the Company must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which the Company could consummate a business combination was not contemplated by the initial public offering (“IPO”) prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.
11.	SUBSEQUENT EVENTS

As of July 11, 2007, CEC acquired additional shares and increased its holdings to 100% of the outstanding ordinary shares of ChinaCast.

On July 12, 2007, CEC entered into a letter of intent to acquire a 51% interest in Beijing Jing Shi Li Yun Education Technology Limited (“Jing Shi”) for RMB38 million subject to due diligence and board approval. Jing Shi provides student education and administration software services for K-12 schools in China.

In July, the Company has granted 12,500 ordinary shares at no consideration to its employees under the 2007 ChinaCast Education Corporation 2007 Omnibus Securities and Incentive Plan.

With effect from August 10, 2007, ChinaCast was de-listed from the Official List of the Singapore Exchange Securities Trading Limited.

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
     On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). As of December 22, 2006, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares have accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH has become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. During the six months ended June 30, 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 98.06% of the outstanding ordinary shares of ChinaCast. The 17.79% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.
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

Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”) and the listed group in Singapore (“CCH”) in this section, the consolidated group is referred to as “the Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = RMB7.6 at June 30 2007 for the 3 months and 6 months ended June 30 2007; 1USD = RMB7.81 at December 31 2006 for 2006; and 1USD = RMB8.00 at June 30 2006 for the 3 months and 6 months ended June 30 2006.
Three Months and Six Months Ended June 30 2007 compared to the three Months and Six Months Ended June 30 2006. The revenue of the Group for the three months and six months ended June 30 2007 amounted to RMB42.3 million (US$5.6 million) and RMB82.1 million (US$10.8 million) respectively representing an increase of 6.8% and 0.1% over the revenue of the corresponding period in 2006. Service income, mainly of a recurring nature amounted to RMB34.5 million (US$4.5 million) for the three months ended June 30 2007 compared to RMB28.2 million (US$3.5 million) in the same period in 2006. Service income, mainly of a recurring nature, amounted to RMB68.0 million (US$9.0 million) for the six months ended June 30 2007 compared to RMB58.8 million (US$7.4 million) in the same period in 2006. Equipment sales, mainly project based, amounted to RMB7.8 million (US$1.0 million) for the three months ended June 30 2007 against RMB11.4 million (US$1.4 million) during the same period last year. Equipment sales, mainly project based, amounted to RMB14.1 million (US$1.9 million) for the six months ended June 30 2007 against RMB23.2 million (US$2.9 million) during the same period last year. The following table provides a summary of the Group’s revenue by business lines:

	Three Months ended		Three Months Ended
	June 30, 2007		June 30, 2006
(millions)	RMB	US$	RMB	US$
Post secondary education distance learning	15.4	2.0	13.1	1.7
K-12 and content delivery	17.8	2.3	17.7	2.2
Vocational training, enterprise / government training and networking services	9.1	1.3	8.8	1.1
Total revenue	42.3	5.6	39.6	5.0

	Six Months ended		Six Months Ended
	June 30, 2007		June 30, 2006
(millions)	RMB	US$	RMB	US$
Post secondary education distance learning	30.2	4.0	26.9	3.4
K-12 and content delivery	33.5	4.4	36.0	4.5
Vocational training, enterprise / government training and networking services	18.4	2.4	19.1	2.4
Total revenue	82.1	10.8	82.0	10.3
Net revenue from post secondary education distance learning services increased from RMB26.9 million (US$3.4 million) in the six months ended June 30, 2006 to RMB30.2 million (US$4.0 million) in six months ended June 30, 2007. Net revenue from post secondary education distance learning services increased from RMB13.1 million (US$1.7 million) in the three months ended June 30, 2006 to RMB15.4 million (US$2.0 million) in three months ended June 30, 2007. The total number of post-secondary students enrolled in courses using the Group’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s approximately 18,000 students, increased to 116,000 at June 30, 2007 from 101,000 at the end of June 30, 2006. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.
The revenue from the K-12 and content delivery business increased by approximately 0.6% from RMB17.7 million (US$2.2 million) for the three months ended June 30 2006 to RMB17.8 million (US$2.3 million) for the three months ended June 30 2007. The revenue from the K-12 and content delivery business decreased by approximately 6.9% from RMB36.0 million (US$4.5 million) for the six months ended June 30 2006 to RMB33.5 million (US$4.4 million) for the six months ended June 30 2007 mainly due to the drop in equipment sales in this business line in the first quarter. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services and enterprise government training and networking services increased from RMB8.8 million (US$1.1 million) during the three months ended June 30, 2006 to RMB9.1 million (US$1.3 million) during the three months ended June 30, 2007. The increase was mainly due to increase in service income from a government project. Net revenue from vocational and career training services and enterprise government training and networking services decreased from RMB19.1 million (US$2.4 million) during the six months ended June 30, 2006 to RMB18.4 million (US$2.4 million) during the six months ended June 30, 2007. The decrease was mainly due to reduction in equipment sales for projects in the first quarter.

Cost of revenues of the Group decreased by 13.9% from RMB21.5 million (US$2.7 million) during the second quarter of 2006 to RMB18.5 million (US$2.4 million) during the second quarter of 2007. Cost of sales of the Group decreased by 19.7% from RMB44.2 million (US$5.5 million) during the six months ended June 30 2006 to RMB35.5 million (US$4.7 million) during the six months ended June 30 2007. The considerable reduction was due to lower equipment sales which has low margins. Cost of materials decreased from RMB10.9 million (US$1.4 million) and RMB22.6 million (US$2.8 million) during the three months and six months ended June 30, 2006 to RMB8.2 million (US$1.1 million) and RMB14.4 million (US$1.9 million) during the three months and six months ended June 30, 2007, respectively.
Gross profit margin increased by 10.4%, from 45.8% in the second quarter of 2006 to 56.2% in the second quarter of 2007. Gross profit margin increased by 10.7%, from 46.1% in the first half of 2006 to 56.8% in the first half of 2007. This increase was a result of the reduction in equipment sales, which has a low margin.
For the three months ended June 30, 2007, the Group received a management service fee of RMB7.1 million (US$0.9 million), as compared to RMB3.7 million (US$0.5 million) during the three months ended June 30, 2006. For the six months ended June 30, 2007, the Group received a management service fee of RMB11.8 million (US$1.6 million), as compared to RMB6.8 million (US$0.9 million) during the six months ended June 30, 2006. The management service fee arose from various agreements with CCL that entitled the Group to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Group.
Selling and marketing expenses increased from RMB0.4 million (US$0.05 million) in the second quarter of 2006 to RMB2.1 million (US$0.3 million) in the second quarter of 2007. Selling and marketing expenses increased from RMB1.1 million (US$0.1 million) in the first half of 2006 to RMB2.8 million (US$0.4 million) in the first half of 2007. The Group was establishing the English training business line in the second quarter of 2007, which resulted in the increase in selling and marketing expenses.
General and administrative expenses increased by 17.4% to RMB10.9 million (US$1.4 million) in the three months ended June 30, 2007 from RMB9.3 million (US$1.2 million) during the three months ended June 30, 2006. The increase was due to the Group’s expansion and the establishment of the English training business line. General and administrative expenses increased by 24.1% to RMB21.0 million (US$2.8 million) in the six months ended June 30, 2007 from RMB16.9 million (US$2.1 million) during the six months ended June 30, 2006. In addition to the additional expenses associated with the establishment of the English training business line in the second quarter of 2007, there was also an increase in professional fees in the first quarter of 2007 when compared with the same period of 2006.
The Group has foreign exchange losses of RMB2.3 million (US$0.3 million) for the second quarter of 2007 compared to a gain of RMB0.2 million (US$20,000) during the second quarter of 2006. The Group has foreign exchange losses of RMB3.1 million (US$0.4 million) for the first half of 2007 compared to a loss of RMB0.3 million (US$31,000) during the first half of 2006. The increase was a result of the continuous appreciation of the RMB against US dollars which the Group has significant holdings and unable to convert to RMB due to the exchange control regulations in China.
Interest income increased significantly from RMB2.0 million (US$0.2 million) in the second quarter of 2006 to RMB3.9 million (US$0.5 million) in the second quarter of 2007. Interest income increased from RMB2.6 million (US$0.3 million) in the first half of 2006 to RMB6.8 million (US$0.9 million) in the first half of 2007. The increase was mainly due to the increase in the Group’s cash and term deposits and the increase in interest rate in China.
Overall, profit before income tax increased from RMB14.3 million (US$1.8 million) in the three months ended June 30, 2006 to RMB19.5 million (US$2.6 million) in the three months ended June 30, 2007, an increase of 36.8%. Profit before income tax increased from RMB29.0 million (US$3.6 million) in the six months ended June 30, 2006 to RMB38.3 million (US$5.0 million) in the six months ended June 30, 2007, an increase of 32.0%. The increase was mainly due to the increase in the service revenue and the higher margin of the Group’s service revenue.
The Group’s share of net investment losses from various joint ventures amounted to RMB0.2 million (US$0.03 million ) in the second quarter of 2007 compared to RMB0.2 million (US$0.03 million) in the second quarter of 2006. The Group's share of net investment losses from various joint ventures amounted to RMB0.5 million (US$0.06 million ) in the first half of 2007 compared to RMB0.4 million (US$0.05 million) in the first half of 2006.
Income taxes increased by 86.1% from RMB2.4 million (US$0.3 million) in the second quarter of 2006 to RMB4.5 million (US$0.6 million) in the second quarter of 2007 as a result of higher profits. Income taxes increased by 52.7% from RMB5.3 million (US$0.7 million) in the first half of 2006 to RMB8.0 million (US$1.1 million) in the first half of 2007 as a result of higher profits.
Minority interest of RMB0.6 million (US$0.09 million) for the three months ended June 30 2007 arose mainly as a result from the 1.94% of CCH shareholders who did not exchange for CEC shares at the end of the second quarter of 2007. Minority interest of RMB2.4 million (US$0.3 million) for the six months ended June 30 2007 arose mainly as a result from the CCH shareholders who did not exchange for CEC shares during the first half of 2007. In July 2007, the Group has acquired 100% of CCH.
Income from continuing operations amounted to RMB14.1 million (US$1.9 million) in the three months ended June 30, 2007 compared to RMB9.7 million (US$1.2 million) in the three months ended June 30, 2006. Income from continuing operations amounted to RMB27.4 million (US$3.6 million) in the six months ended June 30, 2007 compared to RMB19.1 million (US$2.4 million) in the six months ended June 30, 2006.
In Feb 2007, the Group streamlined its beneficial holding in Tongfang Chuangxin by disposing its investment in Tongfang Education in exchange for a 17.85% share in Tongfang Chuangxin and RMB6.3 million. As a result, the Group no longer consolidated the results of Tongfang Education and Tongfang Chuangxin. The consolidated result of Tongfang Education was shown as income from discontinued operations for the three months and six months ended June 30 2006 and 2007, respectively. Net loss on discontinued operations amounted to RMB2.1 million (US$0.3 million) and RMBnil (US$nil) for the three months ended June 30 2006 and 2007 respectively. Net loss on discontinued operations amounted to RMB2.4 million (US$0.3 million) and RMB0.4 million (US$0.05 million) for the six months ended June 30 2006 and 2007 respectively.
Net income increased significantly by 85.5% to RMB14.1 million (US$1.9 million) in the three months ended June 30, 2007 from RMB7.6 million (US$0.9 million) in the three months ended June 30, 2006. Net income increased significantly by 61.1% to RMB27.0 million (US$3.6 million) in the six months ended June 30, 2007 from RMB16.8 million (US$2.1 million) in the six months ended June 30, 2006. The increase are mainly due to the increase in service revenue, the improved margin as well as the drop in loss attributable to the discontinued operations.
On March 16, 2007, the National People’s Congress of China enacted a new tax law, under which foreign-invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25% . The new tax law will become effective on January 1, 2008. There will be a transition period, during which enterprises may continue to enjoy existing preferential tax treatment or in which their tax rates may be gradually adjusted to 25%. Following the effectiveness of the new tax law, some of our PRC subsidiaries and affiliated entities, may no longer be able to enjoy the preferential tax rates presently offered to them. As the law was newly issued and no implementing rules have been promulgated to date, we are still evaluating its impact on our future income tax.

Liquidity and Capital Resources
The following is an extract of the key items from the condensed consolidated balance sheets (unaudited).

	As of	As of
	June 30, 2007	December 31, 2006
(millions)	RMB	US$	RMB	US$
Cash and cash equivalents	288.7	38.0	278.1	35.6
Term deposits	401.4	52.8	442.9	56.7
Subtotal	690.1	90.8	721.0	92.3
Accounts receivable	46.4	6.1	41.7	5.3
Inventory	3.2	0.4	3.1	0.4
Prepaid expenses and other current assets	7.0	0.9	5.2	0.7
Total current assets	748.2	98.4	773.5	99.0
Non-current advances to a related party	129.5	17.0	129.9	16.6
Total assets	905.7	119.2	940.6	120.4
Cash and bank balances together with term deposits decreased from RMB721.0 million (US$92.3 million) as at December 31, 2006, to RMB690.1 (US$90.8) million as at June 30, 2007. The decrease of approximately 4.3% was because of the settlement of the accrued professional fee after the consummation of the acquisition exercise.
There was a net cash used in operating activities of RMB14.8 million (US$1.9 million) in the six months ended June 30, 2007 as compared to a net cash generated from operating activities of RMB38.3 million (US$4.8 million) in the six months ended June 30, 2006. This was mainly due to the settlement of the accrued professional fees after the consummation of the acquisition exercise of CCH. The Group’s other cashflow generated from operations is mainly from recurring sources. Revenue is recognized evenly throughout the periods from which the income is derived, but settlements may be received ahead of or behind the income recognized. For revenue related to project sales, the timing of settlement depended upon the terms of the contracts.
Net cash generating from investment activities in the first half of 2007 was RMB31.4 million (US$4.1 million), mainly reflecting transfer from term deposit of RMB41.5 million (US$5.5 million). For the six months ended June 30, 2006, transfer to term deposit amounted to RMB143.1 million (US$17.9 million) and a deposit of RMB10 million (US$1.3 million) was paid as a deposit for business acquisition.
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
Total assets at June 30, 2007 amounted to RMB905.7 million (US$119.2 million). At December 31, 2006, total assets were RMB940.6 million (US$120.4 million), a reduction of 3.7%. Total current assets decreased by 3.3% to 748.2 million (US$98.4 million) mainly due to the settlement of accrued professional fees after the consummation of the acquisition of CCH.
Account receivable increased from RMB41.7 million (US$5.3 million) as at December 31, 2006 to RMB46.4 million (US$6.1 million) at June 30, 2007. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, increased slightly to RMB3.2 million (US$0.4 million) at June 30, 2007.
Prepaid expenses and other current assets increased from RMB5.2 million (US$0.7 million) as at December 31, 2006 to RMB7.0 million (US$0.9 million). The increase was mainly due to the increase in prepayment for professional fee.

During the first quarter of 2007, the Group has disposed of Tongfang Education in exchange for a 17.85% direct stake in Tongfang Chuangxin. As a result, the intangible assets and goodwill amounting to RMB1.6 million (US$0.2 million) were eliminated. The direct stake in Tongfang Chuangxin was recorded as a long term investment, which increased from RMB5.1 million (US$0.7 million) as at December 31, 2006 to RMB13.8 million (US$1.8 million) as at June 30, 2007.
The Group also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Group. The related party is still in the process of transferring its satellite related businesses to the Group. Amounts advanced to the related party were RMB129.5 million (US$17.0 million) as at June 30, 2007. As at December 31, 2006, the amount advanced was RMB129.9 million (US$16.6 million), the decrease is mainly due to repayment made .
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
The Group had no other borrowings at June 30, 2007 other than a financial lease of an insignificant amount.
Off-Balance Sheet Arrangements
The Group has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Item 3. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On December 22, 2006, we consummated the acquisition of CCH. On that date, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares accepted the voluntary conditional Offer made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. As a result of this acceptance of the Offer by the CCH shareholders that previously executed the Letters of Undertaking, CCH become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. Each of the CCH shareholders who accepted the Offer received 0.04697048 new share of our common stock in exchange for each share of CCH tendered by such shareholder. As of January 18, 2007, the date of the close of the Offer we had issued to the former CCH shareholders in connection with the Offer, a total of 17,624,727 shares of our common stock in offshore transactions in reliance on Regulation S of the Securities Act. As of February 12, 2007 we issued to Hughes Network Systems LLC, a former CCH shareholder 2,957,573 shares of our common stock in exchange for 62,966,736 shares of CCH held by such shareholder. These shares were issued to Hughes, an “accredited investor”, in an exempted transaction under Section 4(2) of the Securities Act. On April 10, 2007, CEC acquired 20,265,000 additional shares by the issuance of 951,853 CEC common shares and increased its holdings to 98.06% of the outstanding ordinary shares of CCH. On July 11, 2007, CEC acquired 9,074,161 additional shares and increased its holdings to 100% of the outstanding ordinary shares of CCH.
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

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: August 14, 2007	By:	/s/ Ron Chan Tze Ngon

Name: Ron Chan Tze Ngon
Title: Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena

Name: Antonio Sena
Title: Chief Financial Officer and
Secretary (Principal Financial Officer)