Form 10QSB
period 2007-09-30
CHINACAST EDUCATION CORP
filed 2007-11-13
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
     There were 27,292,641 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 12, 2007.
     Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 3. Controls and Procedures	21
PART II — OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters To a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EX-31.1 CEO Certification
EX-31.2 CFO Certification
EX-32.1 CEO Certification to Section 1350
EX-32.2 CFO Certification to section 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

	As of		As of
	September 30, 2007		December 31, 2006
	US$	RMB	RMB
Assets
Current assets:
Cash and cash equivalents	41,034	307,752	278,067
Term deposits	57,006	427,543	442,921
Accounts receivable, net of allowance of RMB148 for both 2007 and 2006	4,406	33,048	41,692
Inventory — satellite communication related equipment and equipment accessories	431	3,231	3,067
Prepaid expenses and other current assets	865	6,491	5,199
Amounts due from related parties	245	1,838	2,583

Total current assets	103,987	779,903	773,529
Non-current deposits	147	1,099	—
Property and equipment, net	1,427	10,705	14,332
Acquired intangible assets, net	2,979	22,345	14,028
Long-term investments	1,779	13,339	5,114
Deferred tax assets	6	43	172
Non-current advances to a related party	16,285	122,139	129,866
Goodwill	259	1,943	3,538

Total assets	126,869	951,516	940,579

Liabilities, minority interest, and shareholders’ equity
Current liabilities:
Accounts payable	1,372	10,287	16,403
Accrued expenses and other current liabilities	10,302	77,260	96,204
Amounts due to related parties	24	183	4,469
Income taxes payable	3,823	28,671	42,769
Current portion of capital lease obligation	9	70	146

Total current liabilities	15,530	116,471	159,991

Non-current liabilities:
Capital lease obligation, net of current portion	—	—	37
Unrecognized tax benefits	3,453	25,899	—

Total non-current liabilities	3,453	25,899	37

Total liabilities	18,983	142,370	160,028

Minority interest	2,665	19,990	145,501

Contingencies (Note 12)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized in 2007 and 2006; 27,292,641 and 23,140,702 shares issued and outstanding in 2007 and 2006, respectively)	3	21	18
Additional paid-in capital	102,513	768,844	653,000
Statutory reserve	1,156	8,670	9,721
Accumulated other comprehensive loss	(787)	(5,899)	(2,762)
Retained earnings (accumulated deficit)	2,336	17,520	(24,927)

Total shareholders’ equity	105,221	789,156	635,050

Total liabilities, minority interest, and shareholders’ equity	126,869	951,516	940,579

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2007	2006	2007	2007	2006
	US$	RMB	RMB	US$	RMB	RMB
Revenues:
Service	5,066	37,992	32,652	14,135	106,014	91,464
Equipment	1,072	8,038	4,213	2,953	22,144	27,442

	6,138	46,030	36,865	17,088	128,158	118,906

Cost of revenues:
Service	(1,624)	(12,178)	(8,660)	(4,436)	(33,267)	(30,254)
Equipment	(1,062)	(7,967)	(4,521)	(2,984)	(22,378)	(27,115)

	(2,686)	(20,145)	(13,181)	(7,420)	(55,645)	(57,369)

Gross profit	3,452	25,885	23,684	9,668	72,513	61,537

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB170 and RMBnil for the nine-month periods ended September 30 for 2007 and 2006, respectively, share-based compensation of RMB170 and RMBnil for the three-month periods ended September 30 for 2007 and 2006, respectively)	(231)	(1,731)	(653)	(599)	(4,496)	(1,712)
General and administrative expenses (including share-based compensation of RMB360 and RMB1,181 for the nine-month periods ended September 30 for 2007 and 2006, respectively, share-based compensation of RMB360 and RMB307 for the three-month periods ended September 30 for 2007 and 2006, respectively)	(1,657)	(12,425)	(9,657)	(4,456)	(33,423)	(26,573)
Foreign exchange loss	(149)	(1,114)	(817)	(568)	(4,257)	(1,068)
Management service fee	685	5,138	1,316	2,262	16,967	8,147

Total operating expenses, net	(1,352)	(10,132)	(9,811)	(3,361)	(25,209)	(21,206)

Income from operations	2,100	15,753	13,873	6,307	47,304	40,331
Interest income	819	6,140	3,632	1,728	12,962	6,232
Interest expense	(1)	(4)	(4)	(4)	(34)	(14)

Income before provision for income taxes, earnings in equity investments, and minority interest and discounted operations	2,918	21,889	17,501	8,031	60,232	46,549
Provision for income taxes	(604)	(4,527)	(3,497)	(1,674)	(12,559)	(8,758)

Income before earnings in equity investments, minority interest, and discontinued operations	2,314	17,362	14,004	6,357	47,673	37,791
Loss in equity investments	(31)	(232)	(318)	(95)	(711)	(704)
Minority interest	(39)	(295)	(2,584)	(363)	(2,719)	(6,845)

Income from continuing operations	2,244	16,835	11,102	5,899	44,243	30,242

Discontinued operations:
Income (loss) from discontinued operations, net of tax RMBnil for both 2007 and 2006	—	—	205	(19)	(139)	(1,235)
Minority interest in discontinued operations, net of tax RMBnil for both 2007 and 2006	—	—	(1,152)	(30)	(230)	(2,067)

Loss on discontinued operations	—	—	(947)	(49)	(369)	(3,302)

Net income	2,244	16,835	10,155	5,850	43,874	26,940

Net income per share

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2007	2006	2007	2007	2006
	US$	RMB	RMB	US$	RMB	RMB
Basic	0.08	0.62	0.61	0.22	1.67	1.62

Diluted	0.08	0.61	0.58	0.21	1.60	1.55

Weighted average shares used in computation:
Basic	27,266,564	27,266,564	16,657,872	26,315,541	26,315,541	16,657,872

Diluted	27,783,672	27,783,672	17,406,787	27,491,941	27,491,941	17,360,353

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the nine months ended September 30,
	2007	2007	2006
	US$	RMB	RMB
Cash flows from operating activities:
Net income	5,850	43,874	26,940
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	17	129	130
Minority interest in continuing operations	363	2,719	6,845
Minority interest in discontinued operations	30	230	2,067
Depreciation and amortization	517	3,878	9,261
Amortization of deferred share-based compensation	71	530	1,181
Loss on disposal of property and equipment	—	—	7
Loss in equity investments	95	711	704
Changes in assets and liabilities:
Accounts receivable	747	5,604	(3,578)
Inventory	(22)	(164)	(747)
Prepaid expenses and other current assets	(237)	(1,779)	877
Amounts due from related parties	99	745	7,047
Accounts payable	(635)	(4,761)	5,595
Accrued expenses and other current liabilities	(5,605)	(42,039)	(2,024)
Amounts due to related parties	(15)	(115)	187
Income taxes payable	547	4,098	7,870
Unrecognised tax benefits	459	3,443	—

Net cash provided by operating activities	2,281	17,103	62,362

Cash flows from investing activities:
Repayment from advance to related parties	1,223	9,170	21,812
Advance to related parties	(193)	(1,443)	—
Return of deposit for the purchase of equipment	—	—	2,800
Deposits for business acquisition	—	—	(10,000)
Purchase of property and equipment	(206)	(1,548)	(973)
Term deposits	2,050	15,378	(156,473)
Advance received from disposal of cost method investment	1,600	12,000	—
Proceeds from disposal of discontinued operations, net of cash disposed of	(1,215)	(9,113)	—

Net cash provided by (used in) investing activities	3,259	24,444	(142,834)

Cash flows from financing activities:
Repayment of capital lease obligation	(15)	(111)	(111)
Repayment of advances from related parities	(567)	(4,251)	—
Capital distribution (Note 1)	(772)	(5,793)	—

Net cash used in financing activities	(1,354)	(10,155)	(111)

Effect of foreign exchange rate changes	(228)	(1,707)	(5)
Net increase (decrease) in cash and cash equivalents	3,958	29,685	(80,588)
Cash and cash equivalents at beginning of the period	37,076	278,067	120,368

Cash and cash equivalents at end of the period	41,034	307,752	39,780

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share-related data)
1.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of ChinaCast Education Corporation (“CEC”), formerly Great Wall Acquisition Corporation (“Great Wall”)) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in CEC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB7.5 to US$1 was applied as of September 30, 2007. Such transaction should not be construed to be the amounts that would have been reported under US GAAP.

The Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“ChinaCast”). Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the above transaction consummated on December 22, 2006 (the “Share Exchange Transaction”) the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as minority interest for all the periods presented.

During the nine months ended September 30, 2007, CEC acquired additional shares by issuing shares of CEC and cash amounted to RMB5,793 to certain original ChinaCast shareholders and increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.
2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an irrevocable option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS No. 159 will have a material effect on its consolidated financial condition or results of operations.

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

The following is a summary of the net assets sold as of the Closing Date and December 31, 2006:

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

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations are as follows for the three months and nine months ended September 30, 2007 and 2006.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	RMB	RMB	RMB	RMB
Revenues	—	3,967	1,096	11,047

Income (loss) before provision of income taxes from discontinued operations	—	205	(139)	(1,235)
Provision for income taxes	—	—	—	—
Minority interest in discontinued operations	—	(1,152)	(230)	(2,067)

Loss from discontinued operations, net of tax	—	(974)	(369)	(3,302)

Reduction in net income per share of the Company — basic and diluted	—	(0.05)	(0.01)	(0.19)

4.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of September 30,2007	As of December 31,2006
	RMB	RMB
Rental deposits	1,099	—

	1,099	—

Rental deposits represented satellite rental deposit for ChinaCast satellite business operations and office rental deposits for the Company’s daily operations. These deposits are classified into non-current deposits since they cannot be withdrawn within one year.
5.	COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	RMB	RMB	RMB	RMB
Net income	16,835	10,155	43,874	26,940
Foreign currency translation adjustment	(222)	(478)	(3,137)	(1,151)

Comprehensive income	16,613	9,677	40,737	25,789

6.	ACQUIRED INTANGIBLE ASSET, NET

On August 30, 2007, ChinaCast acquired 100% of the outstanding registered capital of Modern English Trademark Limited (“MET”), in exchange for cash of US$3 million, which is payable within 90 days from August 30, 2007 according to the sale and purchase agreement. The consideration has not been paid as of September 30, 2007 and was recorded under accrued expenses and other current liabilities. MET has no asset or liability except for a 10-year exclusive brand name usage right. The acquisition was recorded as an intangible asset, which is being amortized on a straight-line basis over 10 years.

	As of September 30,2007	As of December 31,2006
	RMB	RMB
Brand name usage right	22,532	—
Distance learning service agreements with universities	—	20,465
Training school operating right	—	271
Less: accumulated amortization	(187)	(6,708)

	22,345	14,028

For the three months and nine months ended September 30, 2007, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB187. The Company will record amortization expenses of RMB751, RMB2,253, RMB2,253, RMB2,253, RMB2,253 in 2007, 2008, 2009, 2010 and 2011, respectively.

In 2005, the Company acquired certain agreements with universities and a training school operating right through the acquisition of Tongfang. The Company also recorded amortization expenses in respect of agreements with universities and a training school operating right amounting to RMBnil and RMB1,341 for the three months ended September 30, 2007 and 2006, respectively and RMB447 and RMB4,008 for the nine months ended September 30, 2007 and 2006, respectivley. In February 2007, Tongfang ceased to be a subsidiary of the Company and the Company has accounted for its investment in Tongfang Chuangxin under the cost method of accounting thereafter, the related agreements and operating right were no longer recorded as the Company’s intangible assets. The transaction was reported as discontinued operations (see Note 3).

7.	STOCK INCENTIVE PLAN

2007 Omnibus Securities and Incentive Plan (“2007 Plan”)

Under the 2007 Plan adopted in May 2007, the Company may grant any awards to eligible participates, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

On July 11, 2007, the Company granted, under the 2007 Plan, 12,500 ordinary shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65. Total share-based compensation costs recognized in income were RMB530 and RMBnil for the three-month and nine-month periods ended September 30, 2007 and 2006 respectively.

As of September 30, 2007, no other awards have been granted under the 2007 Plan.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was RMB23,337. As a result of the implementation of FIN 48, the Company recognized a RMB3,134 increase in the liability for unrecognized tax benefits which was accounted for as an increase to the January 1, 2007, balance of accumulated deficit. In addition, consistent with the provisions of FIN 48, the Company reclassified RMB20,203 unrecognized tax benefits from current to non-current because payment of cash is not anticipated within one year of the balance sheet date. Included in the balance of unrecognized tax benefits at January 1, 2007, are RMB23,337 of tax benefits that, if recognized, would affect the effective tax rate. As of January 1, 2007, the total amount of accrued interests were RMB5,628. The Company classifies interest as component of its income tax provision. The Company’s various tax years starting from 2001 to 2006 are remaining open in various taxing jurisdictions.

On March 16, 2007, the National People’s Congress passed a new enterprise income tax law, which will take effect beginning January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date form those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. According to the new tax law, one of the Company’s major operating subsidiaries, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), may no longer be able to enjoy the preferential tax rates presently offered to it because of its location in specially designed region. As the law was newly issued and no implementing rules have been promulgated to date, it is uncertain whether CCT Shanghai may continue to enjoy the reduced tax rate going forward. Nevertheless, this uncertainty does not have a material impact on the Company’s deferred tax position as of September 30, 2007 because the temporary differences between the tax basis of assets and liabilities of CCT Shanghai will be fully reversed as of December 31, 2007.

9.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Numerator used in basic and diluted net income per share:
Income from continuing operations	RMB16,835	RMB11,102	RMB44,243	RMB30,242

Loss on discontinued operation	RMB-	RMB(947)	RMB(369)	RMB(3,302)

Income attributable to holders of ordinary shares	RMB16,835	RMB10,155	RMB43,874	RMB26,940

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share	27,266,564	16,657,872	26,315,541	16,657,872

Plus:
Incremental ordinary shares from assumed conversions of stock options and exercises of Warrants (Note 11)	517,108	748,915	1,176,400	702,481

Weighted average ordinary shares outstanding used in computing diluted net income per share	27,783,672	17,406,787	27,491,941	17,360,353

Net income per share-basic:
Income from continuing operations	RMB0.62	RMB0.67	RMB1.68	RMB1.82

Loss on discontinued operations	RMB-	RMB(0.06)	RMB(0.01)	RMB(0.20)

Net income	RMB0.62	RMB0.61	RMB1.67	RMB1.62

Net income per share-diluted:
Income from continuing operations	RMB0.61	RMB0.63	RMB1.61	RMB1.74

Loss on discontinued operations	RMB-	RMB(0.05)	RMB(0.01)	RMB(0.19)

Net income	RMB0.61	RMB0.58	RMB1.60	RMB1.55

For periods prior to the Share Exchange Transaction, the number of shares included in the income per share calculations has been retroactively restated to reflect the number of shares to which ex-ChinaCast shareholders, who made acceptances in the Offer, are entitled. In addition, the diluted net income per share calculations have not included the outstanding UPO or the related warrants (Note 11) since the effect is anti-dilutive.

10.	SEGMENT INFORMATION

The Company has one segment. The Company’s revenue and net income are substantially derived from provision of satellite bandwidth and network access services throughout the People’s Republic of China (the “PRC”). Most of the assets and capital expenditure of the Company are employed in the PRC. The Company’s chief operating decision maker is the Chief Executive Officer.

Four customers contributed to RMB17,191, or 37.3% and RMB49,195, or 38.4%, of the Company’s total net revenues during the three months and nine months ended September 30, 2007, respectively, and the same four customers contributed to RMB11,830, or 32.1% and RMB50,422, or 42.4%, of the Company’s total net revenues during the three months and nine months ended September 30, 2006, respectively, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	RMB	RMB	RMB	RMB
Customers:
A	7,894	—	21,286	—
B	4,056	4,047	12,176	12,263
C	5,241	5,231	15,733	15,849
D	—	2,552	—	22,310

Total	17,191	11,830	49,195	50,422

Three customers as of September 30, 2007 and two customers as of December 31, 2006 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 32.8% and 26.8% of the Company’s accounts receivable balances at September 30, 2007 and December 31, 2006, respectively.

11.	WARRANTS AND UNIT PURCHASE OPTIONS

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

There was no remeasurement required for these assumed Warrants and UPO because such assumption is part of the recapitalization in connection with the Share Exchange Transaction. As of September 30, 2007, there were 400,000 UPO and 9,031,950 Warrants outstanding.
12.	CONTINGENCIES
a)	On March 21, 2006, after obtaining the approval of its shareholders, the Company amended certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit amendment of the “business combination” provisions contained therein and to extend the date before which the Company must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which the Company could consummate a business combination was not contemplated by the initial public offering (“IPO”) prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.
13.	SUBSEQUENT EVENTS

Effective on October 29 2007, CEC is listed on the Nasdaq Global Market.

On August 30, 2007, CEC entered into an agreement with an independent third party to dispose of its 20% stake in Beijing Dongshi-ChinaCast Education Corporation (“Dongshi ChinaCast”) for a consideration of RMB12 million, which was recorded as a cost method investment with a carrying value of RMB1.73 million. The transaction was completed on October 9, 2007. As such, the gain on disposal of this cost method investment will be recorded in the last quarter of 2007.

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
     On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). As of December 22, 2006, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares have accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH has become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. During the nine months ended September 30, 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.
     We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.
Critical Accounting Policies
     For summary of the critical accounting policies and the significant judgements and estimates made on the part of the management, see item 6 of Form 10KSB for the year ended December 31, 2006 filed by the Company on April 17, 2007. The following are accounting policies that were either new or were adopted during the nine months ended September 30, 2007.
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

The Company established an English training service business line in the third quarter of 2007. The Company provides two types of tuition services to students. Students can attend English classes with unlimited access within a certain period of time generally from 2 to 12 months. The other type of classes limits the number of times students can access within a certain period of time generally from 3 to 12 months. Tuition fees are non-refundable for both types of tuition services. Revenues from the unlimited access classes are recognized on a straight-line basis over the service period. Revenues from the limited access classes are recognized on completion of the tuition period in the absence of available record supporting the number of times students attended classes during the tuition period.
Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”) and the listed group in Singapore (“CCH”) in this section, the consolidated group is referred to as the “Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = 7.5 at September 30 2007 for the 3 months and 9 months ended September 30 2007; 1USD = 7.81 at December 31 2006 for 2006; and 1USD = 8.00 at September 30 2006 for the 3 months and 9 months ended September 30 2006.
Three Months and Nine Months Ended September 30 2007 compared to the three Months and Nine Months Ended September 30 2006. The revenue of the Group for the three months and nine months ended September 30 2007 amounted to RMB46.0 million (US$6.1 million) and RMB128.2 million (US$17.1 million) respectively representing an increase of 24.9% and 7.8% over the revenue of the corresponding period in 2006. Service income, mainly of a recurring nature amounted to RMB38.0 million (US$5.1 million) for the 3 months ended September 30 2007 compared to RMB32.7 million (US$4.1 million) in the same period in 2006. Service income, mainly of a recurring nature, amounted to RMB106.0 million (US$14.1) for the nine months ended September 30 2007 compared to RMB91.5 million (US$11.4 million) in the same period in 2006. Equipment sales, mainly project based, amounted to RMB8.0 million (US$1.1 million) for the three months ended September 30 2007 against RMB4.2 million (US$0.5 million) during the same period last year. Equipment sales, mainly project based, amounted to RMB22.1 million (US$3.0 million) for the nine months ended September 30 2007 against RMB 27.4 million (US$3.4 million) during the same period last year. The following table provides a summary of the Group’s revenue by business lines:

	Three Months ended		Three Months Ended
	September 30, 2007		September 30, 2006
(millions)	RMB	US$	RMB	US$
Post secondary education distance learning	17.6	2.4	13.3	1.7
K-12 and content delivery	15.6	2.0	21.5	2.7
Vocational training, enterprise / government training and networking and English training services	12.8	1.7	2.1	0.2
Total revenue	46.0	6.1	36.9	4.6

	Nine Months ended		Nine Months Ended
	September 30, 2007		September 30, 2006
(millions)	RMB	US$	RMB	US$
Post secondary education distance learning	47.8	6.4	40.1	5.0
K-12 and content delivery	49.1	6.5	57.5	7.2
Vocational training, enterprise / government training and networking and English training services	31.3	4.2	21.3	2.7
Total revenue	128.2	17.1	118.9	14.9
Net revenue from post secondary education distance learning services increased from RMB40.1 million (US$5.0 million) in the nine months ended September 30, 2006 to RMB47.8 million (US$6.4 million) in nine months ended September 30, 2007. Net revenue from post secondary education distance learning services increased from RMB13.3 million (US$1.7million) in the three months ended September 30, 2006 to RMB17.6 million (US$2.4 million) in three months ended September 30, 2007. The total number of post-secondary students enrolled in courses using the Group’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students, increased to 121,000 at September 30, 2007 from 110,000 at the end of September 30, 2006. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.
The revenue from the K-12 and content delivery business decreased by approximately 27.4% from RMB21.5 million (US$2.7 million) for the three months ended September 30 2006 to RMB15.6 million (US$2.0 million) for the three months ended September 30 2007.The revenue from the K-12 and content delivery business decreased by approximately 14.6% from RMB57.5 million (US$7.2 million) for the nine months ended September 30 2006 to RMB49.1 million (US$6.5 million) for the nine months ended September 30 2007 mainly due to the drop in equipment sales and one-off project revenue in this business line. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services and enterprise government training and networking, and English training services increased from RMB2.1 million (US$0.2 million) during the three months ended September 30, 2006 to RMB12.8 million (US$1.7 million) during the three months ended September 30, 2007. The increase was mainly due to increase in equipment sales and the establishment of the English training service which contributed a revenue of RMB2.9 million (US$0.4 million) in the third quarter of 2007. Net revenue from vocational and career training services and enterprise government training and networking, and English training services increased from RMB21.3million (US$2.7million) during the nine months ended September 30,2006 to RMB31.3million (US$4.2million) during the nine months ended September 30, 2007. Equipment sales are projected-based and revenue generated from it varies from quarter-to-quarter and year-to-year depending on the timing of projects.
Cost of sales of the Group increased by 52.8% from RMB13.2 million (US$1.6 million) during the third quarter of 2006 to RMB20.1 million (US$2.7 million) during the third quarter of 2007. The increase was due to increase in equipment sales and the establishment of English training service. Cost of materials increased from RMB4.5 million (US$0.6 million) during the third quarter of 2006 to RMB8.0 million (US$1.1 million) during the third quarter of 2007. The newly established English training service has incurred a cost of service of RMB3.3 million (US$0.4 million) in the third quarter of 2007. Cost of sales of the Group decreased by 3.0% from 57.4 million (US$7.2 million) during the nine months ended September 30 2006 to RMB 55.6 million (US$7.4 million) during the nine months ended September 30 2007.
Gross profit margin decreased by 8.1 percentage points, from 64.3% in the third quarter of 2006 to 56.2% in the third quarter of 2007. The reduction was due to the establishment of the English training service in the third quarter of 2007. Gross profit margin increased by 4.8 percentage points, from 51.8% in the first nine months of 2006 to 56.6% in the first nine months of 2007.This increase was a result of the reduction in equipment sales, which has a low margin.
For the three months ended September 30, 2007, the Group received a management service fee of RMB5.1 million (US$0.7 million), as compared to RMB1.3 million (US$0.2 million) during the three months ended September 30, 2006. For the nine months ended September 30 2007, the Group received a management service fee of RMB 17.0 million (US$2.3million), as compared to RMB8.1million (US$1.0million) during the nine months ended September 30,2006. The management service fee arose from various agreements with CCL that entitled the Group to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Group. The growth in management service fee for the three months and nine months ended September 30 2007 was due to the organic growth of the projects remained in CCLBJ and the transfer of costs and expenses, in particular the transponder fee, to the Group.
Selling and marketing expenses increased from RMB0.7 million (US$0.08 million) in the third quarter of 2006 to RMB1.7 million (US$0.2 million) in the third quarter of 2007. Selling and marketing expenses increased from 1.7 million (US$0.2 million) in the nine months ended September 30, 2006 to RMB4.5 million (US$0.6 million) in the nine months ended September 30, 2007. The increase was due to the establishment of the English training business line in 2007. The English training business line is a consumer business and involves more direct sales and marketing activities when compared with the other business lines of the Group.
General and administrative expenses increased by 28.7% to RMB12.4 million (US$1.7 million) in the three months ended September 30, 2007 from RMB9.7 million (US$1.2 million) during the three months ended September 30, 2006. The increase was due to the increase in professional fee for being a listed company in the US after the Share Exchange Transaction. General and administrative expenses increased by 25.8% to RMB33.4 million (US$4.5 million) in the nine months ended September 30, 2007 from RMB26.6 million (US$3.3 million) during the nine months ended September 30,2006. In addition to the additional expenses associated with the establishment of the English training business line in 2007, there was also an increase in professional fees in the first nine months of 2007 when compared with the same period of 2006.
The Group has foreign exchange losses of RMB1.1 million (US$0.1 million) for the third quarter of 2007 compared to a loss of RMB0.8 million (US$0.1 million) during the third quarter of 2006. The Group has foreign exchange losses of RMB4.3million (US$0.6 million) for the first nine months of 2007 compared to a loss of RMB1.1 million (US$0.1 million) during the first nine months of 2006.The increase was a result of the continuous appreciation of the RMB against US dollars which the Group has considerable holdings and unable to convert to RMB due to the exchange control regulations in China.
Interest income increased significantly from RMB3.6 million (US$0.5 million) in the third quarter of 2006 to RMB 6.1 million (US$0.8 million) in the third quarter of 2007. Interest income increased from RMB6.2 million (US$0.8 million) in the first nine months of 2006 to RMB13.0 million (US$1.7 million) in the first nine months of 2007.The increase was mainly due to the increase in the Group’s cash and term deposits and the increase in interest rate in China.
Overall, profit before income tax increased from RMB17.5 million (US$2.2 million) in the three months ended September 30, 2006 to RMB21.9 million (US$2.9 million) in the three months ended September 30, 2007, an increase of 25.1%. Profit before income tax increased from RMB46.5 million (US$5.8 million) in the nine months ended September 30, 2006 to 60.2 million (US$8.0 million) in the nine months ended September 30,2007, a increase of 29.4%. The increase was mainly due to the increase in service revenue and the higher margin of the Group’s service revenue.
The Group’s share of loss in equity investments amounted to RMB0.2 million (US$0.03 million ) in the third quarter of 2007 compared to RMB0.3 million (US$0.04 million) in the third quarter of 2006.The Group’s share of earnings in equity investments amounted to RMB0.7 million (US$0.09million) in the first nine months of 2007 compared to RMB0.7 million(US$0.09 million) in the first nine months of 2006.
Income taxes increased by 29.5% from RMB3.5 million (US$0.4 million) in the third quarter of 2006 to RMB4.5 million (US$0.6 million) in the third quarter of 2007 as a result of higher profits. Income taxes increased by 43.4%from RMB8.8 million (US$1.1 million) in the first nine months of 2006 to RMB 12.6 million (US$1.7 million) in the first nine months of 2007 as a result of higher profits.
Minority interest amounted to RMB0.3 million (US$0.04 million) for the three months ended September 30,2007 as compared to RMB2.6 million (US$0.3 million) for the three months ended September 30,2006. Minority interest amounted to RMB2.7 million (US$0.4 million) for the nine months ended September 30,2007 as compared to RMB6.8 million (US$0.9 million) for the nine months ended September 30,2006. The minority interest in 2006 arose mainly as a result from the CCH shareholders who did not exchange for CEC. In July 2007, the Group has acquired 100% of CCH, which led to the reduction in minority interest.
Income from continuing operations amounted to RMB16.8 million (US$2.2million) in the three months ended September 30, 2007 compared to RMB11.1 million (US$1.4 million) in the three months ended September 30, 2006. Income from continuing operations amounted to RMB44.2 million (US$5.9 million) in the nine months ended September 30, 2007 compared to RMB30.2 million (US$3.8 million) in the nine months ended September 30, 2006.
In Feb 2007, the Group streamlined its beneficial holding in Tongfang Chuangxin by disposing its entire stake in Tongfang Education in exchange for a direct 17.85% stake in Tongfang Chuangxin and RMB6.3 million. As a result, the Group cannot consolidate the results of Tongfang Education and Tongfang Chuangxin. The consolidated result of Tongfang Education was shown as loss on discontinued operations for the three months and nine months ended September 30, 2006 and 2007 respectively. Net loss on discontinued operations amounted to RMB0.9 million (US$0.1 million) and RMBnil (US$nil) for the three months ended September 30, 2006 and 2007 respectively.Net loss on discontinued operations amounted to RMB3.3 million (US$0.4 million) and RMB0.3million (US$0.05 million) for the nine months ended September 30,2006 and 2007 respectively.
Net income increased significantly by 65.8% to RMB16.8 million (US$3.4 million) in the three months ended September 30,2007 from RMB10.2million (US$1.3 million) in the three months ended September 30,2006. Net income increased significantly by 62.9% to RMB43.9million (US$5.9 million) in the nine months ended September 30, 2007 from RMB26.9million (US$3.4 million) in the nine months ended September 30,2006. The increase are mainly due to the increase in service revenue, the improved margin as well as the drop in loss attributable to the discontinued operations.

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

Liquidity and Capital Resources
The following is an extract of the key items from the consolidated balance sheets.

	As of		As of
	September 30, 2007		December 31, 2006
(millions)	RMB	US$	RMB	US$
Cash and cash equivalents	307.8	41.0	278.1	35.6
Term deposits	427.5	57.0	442.9	56.7
Subtotal	735.3	98.0	721.0	92.3
Accounts receivable	33.0	4.4	41.7	5.3
Inventory	3.2	0.4	3.1	0.4
Prepaid expenses and other current assets	6.5	0.9	5.2	0.7
Total current assets	779.9	104.0	773.5	99.0
Non-current advances to a related party	122.1	16.3	129.9	16.6
Total assets	951.5	126.9	940.6	120.4
Cash and bank balances together with term deposits increased from RMB721.0 million (US$92.3 million) as at December 31, 2006, to RMB735.3 (US$98.0) million as at September 30, 2007. The increase of approximately 2.0% was because of the profit earned.
There was a net cash generated from operating activities of RMB17.1 million (US$2.3 million) in the nine months ended September 30, 2007 as compared to a net cash generated from operating activities of RMB62.4 million (US$7.8 million) in the nine months ended September 30, 2006. This was mainly due to the profit earned and after payments of professional fees after the consummation of the acquisition exercise of CCH. Revenue is recognized ratably throughout the periods services are provided but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and services have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.
Net cash generating from investment activities in the first nine months of 2007 was RMB18.7 million (US$2.5 million), mainly reflecting transfer from term deposit of RMB15.4 million (US$2.1 million). The Group received a deposit of RMB12 million (US$1.6 million) in relation to the disposal of Dongshi ChinaCast and paid RMB5.8 million (US$0.8 million) for acquiring the remaining stake in CCH in the third quarter of 2007. For the nine months ended September 30, 2006, transfer to term deposit amounted to RMB156.5 million (US$19.6 million) and a deposit of RMB10 million (US$1.3 million) was paid as a deposit for business acquisition.
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
Total assets at September 30, 2007 amounted to RMB951.5 million (US$126.9 million). At December 31, 2006, total assets were RMB940.6million (US$120.4 million), a increase of 1.2%. Total current assets increased by 0.8% to 779.9 million (US$104.0 million).
Account receivable decreased from RMB41.7 million (US$5.3 million) as at December 31, 2006 to RMB33.0 million (US$4.4 million) at September 30, 2007. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, increased slightly to RMB3.2 million (US$0.4 million) at September 30, 2007.
Prepaid expenses and other current assets increased from RMB5.2 million (US$0.7 million) as at December 31, 2006 to RMB6.5 million (US$0.9 million). The increase was mainly due to the increase in prepayment for project development.
During the first quarter of 2007, the Group has disposed of Tongfang Education in exchange for a 17.85% direct stake in Tongfang Chuangxin. As a result, the intangible assets and goodwill amounting to RMB1.6 million (US$0.2 million) were eliminated. The direct stake in Tongfang Chuangxin was recorded as a long term investment, which increased from RMB5.1 million (US$0.7 million) as at December 31, 2006 to RMB8.9 million (US$1.2 million) as at September 30, 2007.
The Group also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Group. The related party is still in the process of transferring its satellite related businesses to the Group. Amounts advanced to the related party were RMB122.1 million (US$16.3 million) as at September 30, 2007. As at December 31, 2006, the amount advanced was RMB129.9 million (US$16.6 million), the decrease is mainly due to repayment made.
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
The Group had no other borrowings at September 30, 2007 other than a financial lease of an insignificant amount.
Off-Balance Sheet Arrangements
Except for the Facility Agreement described above, the Group does not have financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Item 3. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.
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

CHINACAST EDUCATION CORPORATION (Registrant)
Date: November 13, 2007	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Financial Officer)