Form 10KSB
period 2007-12-31
CHINACAST EDUCATION CORP
filed 2008-03-31
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 001-33771
CHINACAST EDUCATION CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware		20-178991
(State or other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

15F Reignwood Center,
8 Yong An Dongli
Jianguo Menwai Avenue,
Beijing 100022, PR China
(Address of principal executive offices) (Zip Code)
Issuer’s telephone number,: (86 10) 6566 7788
Securities registered under to Section 12(b) of the Exchange Act: None
Securities registered under to Section 12(g) of the Act:
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
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer’s revenues for the fiscal year ended December 31, 2007 were $25.7 million.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 20, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $135.9 million.
As of March 20, 2008, there were 27,292,641 shares of Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
Documents incorporated by reference: None.

i

PART I.
Item 1. Description of Business
General
     ChinaCast Education Corporation (“CEC’) is one of the PRC’s leading publicly listed e-learning and training services providers. CEC together with its subsidiaries and variable interest entities (collectively, the “Company”) provides its e-learning education services via its nationwide satellite broadband network and traditional bricks and mortar schools to leading post-secondary educational institutions, K-12 schools, government agencies and corporate enterprises. These services include interactive distance learning applications, multimedia education content delivery, vocational/career training courses and English language training through its Daily English Language training centers. CEC is listed on the NASDAQ Global Market Exchange with the ticker symbol CAST.
CEC’s History and Current Business
     CEC was formed as Great Wall Acquisition Corporation on August 20, 2003 as a blank check company. On December 22, 2007, it completed the acquisition of 51.22% of the outstanding shares of ChinaCast Communication Holdings Limited (“CCH”), a company listed on the Stock Exchange of Singapore (“SGX”) and subsequently changed its name to CEC. During 2007, the Company successfully acquired 100% of CCH and subsequently delisted the Company on SGX.
     CCH was incorporated under the laws of Bermuda on November 20, 2003 as an exempted company with limited liability, and as the holding company for a public flotation in Singapore of CCH’s business.
     CCH’s principal subsidiary, ChinaCast Technology (BVI) Limited (“CCT”), was founded in 1999 to provide funding for its satellite broadband Internet services through the satellite operating entities ChinaCast Company Ltd - Beijing Branch (“CCLBJ”) and ChinaCast Li Xiang Co. Ltd. (“CCLX”)
     In late 2000, CCH identified demand for its services in the education industry. Given the limited resources of its tertiary institutions (i.e., university/college), and to meet the fast-growing population of its university students, the PRC Ministry of Education granted licenses to approximately 30 (subsequently increased to 68) universities to conduct undergraduate and post-graduate courses by distance learning.
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
     In 2004, CCH was awarded the “Education User Satisfaction Award” by China’s Ministry of Education. CCH was also listed as one of the “China Top 15 Companies for Tomorrow, 2004,” by China High-Tech Enterprises magazine, a Chinese government-supported title managed by the National Bureau of Statistics, based on CCH’s growth rate, influence on the industry, technology innovations, market coverage and indicators of new IT powers within China. In December 2004, CCH was awarded the “User Recommendation Award” in the Deloitte Technology Fast 500 Asia Pacific 2004 Programme, sponsored by the Technology, Media and Telecommunications global industry group of Deloitte Touche Tohmatsu, a member firm of China Cast’s independent registered public accounting firm.
     The Company accounts for its relationship with CCLX as an interest in a variable interest entity that is consolidated in CEC’s financial statements. The Company derives a management service fee from the Beijing Branch (“CCLBJ”) of CCL. While technically not a separate legal entity, the revenues and expenses of the branch office are not commingled with those of CCL. The purpose of this arrangement was to carve out the satellite-related businesses of CCL and put them into CCLBJ to facilitate the Company’s monitoring of the Satellite Business and the computation of service fee payable to the Company. CCLBJ is not consolidated in CEC’s financial statements. Other than relationships disclosed in this document, the Company has no business relationships with the other branches or the headquarters of CCL. CCLX is owned 90% by CCL and 10% by Li Wei personally, CCH’s Executive Director and Chief Operating Officer.
     The Company offers products and services to customers under four principal business lines:

•	Post Secondary Education Distance Learning Services — The Company enables universities and other higher learning institutions to provide nationwide real-time distance learning services. Its “turn-key” packages include all the hardware, software and broadband satellite network services necessary to allow university students located at remote classrooms around the country to interactively participate in live lectures broadcast from a main campus. The Company currently services 15 universities with over 128,000 students in over 300 remote classrooms. For example, Beijing Aeronautical and Aeronautics University (Beihang), consistently ranked among the top ten Universities in China by the Ministry of Education, launched its distance learning network in cooperation with CCH in 2002. By 2007, the number of distance learning students reached 20,000, at over 120 remote learning centers in China. In return for the turnkey distance learning services, CEC receives from the University a percentage of each remote student’s tuition. According to China’s Ministry of Education, in 2007 there were over 100 million higher education students in the PRC, while universities had sufficient physical space to accommodate only about 15% of the students qualified to attend.

•	K-12 Educational Services — CEC currently broadcasts multimedia educational content to 6,500; primary, middle and high schools throughout the PRC in partnership with leading educational content companies, and renowned educational institutions such as the Beida Middle School and the Middle China Normal University High School. The educational content packages assist teachers in preparing and teaching course content. Each school pays CEC a monthly subscription fee for this service and a one-time charge for equipment used to provide the service.

•	Vocational/Career Training Services — In partnership with various government departments and corporate enterprises, CEC has deployed several hundred training centers throughout China providing job-skills training to recent graduates, employees of state-owned enterprises, and corporate employees. One such key vocational e-learning project for the Ministry of Labor and Social Security (MLSS) provides job skills training for recently laid off workers from state-owned enterprises. The MLSS/CEC distance learning job skills program was launched in April 2003 and has trained over 50,000 workers. Over 75% of the graduates of the program have gone on to find jobs. Future plans include expanding the distance learning network from 50 to over 200 sites to achieve a target of up to 30,000 graduates per year. MLSS pays CEC service and content subscription fees to provide the distance learning service. One of our key corporate enterprise customers is Taikang Insurance, the country’s fifth largest insurance company, which uses our e-learning service to provide interactive corporate training to over 165,000 insurance agents throughout China. These enterprise customers typically buy the hardware and software and pay a monthly service fee based on the number of sites and bandwidth used. Our Daily English Language Training Centers provide high-end, spoken English training to students, workers and government/corporate customers. We recruit students who pay for short-term to one-year language courses which are delivered in our training centers by our foreign and local English teachers. Since July 2007, we have opened an initial eight training centers in Beijing and plan to roll-out additional centers nationwide over the next several years.

•	Daily English Language Training Centers — Our Daily English Language Training Centers provide high-end, spoken English training to students, workers and government/corporate customers. We recruit students who pay for 6-month to one-year language courses which are delivered in our training centers by our foreign and local English teachers. We also market our services to government agencies (such as the Ministry of Public Securities) and corporate customers (such as Lenovo, Nokia and Motorola) where our teachers provide English language training at the customer’s site to groups of employees. Since July 2007, we have opened an initial eight training centers in Beijing and plan to roll-out additional centers nationwide over the next several years.
The China E-Learning Market
          According to the Ministry of Education, the Chinese government plans to increase spending on public education significantly, from the budget allocation of 2.8% of GDP (US$212 billion) in 2005 to 4.0% (US$412 billion) by 2010. Even after this increase, the target level will still be less than in developed countries, which typically spend an average of over 5% of GDP on education services.
          Government statistics suggest that Chinese consumers recognize education to be crucial to a better life. According to the China State Bureau of Statistics, the average family plans to spend roughly 10% of its disposable income on education.
          The Company strives to tailor its e-learning products to address China’s task of educating 200 million K-12 students and 15 million higher education students. In October 2000, China’s Ministry of Education launched the “All Schools Connected” project to equip all of China’s 550,000 primary, middle and high schools with e-learning systems by 2010. The Ministry has also issued distance learning licenses to 68 of the country’s 1,552 colleges and universities, allowing them to offer degrees programs off-campus. The market for online vocational training and certification exam preparation is also developing rapidly.

Business Strategy
          The Company believes that the combination of its proprietary e-learning products and services, ownership of a nationwide broadband content delivery network and traditional bricks and mortar schools, and its ability to generate educational content are essential to its long-term growth.
          The Company seeks to achieve brand recognition in targeted high growth, high margin market segments, such as for-profit education and vocational/career training. It strives to maximize customer loyalty and increase margins by offering additional services not offered by traditional service providers. The Company intends to continue to develop new products and services via internal development and mergers and acquisitions that integrate both e-learning and traditional bricks and mortar school education.
Sales and Marketing
          To reach its customers, the Company utilizes a direct sales force, distributors, resellers, Internet marketing and joint marketing efforts with strategic allies, seeking to market its products and services efficiently with minimal capital while fostering profitable customer relationships.
          The Company’s sales and marketing team of over fifty professional and support personnel, located in Beijing and Shanghai, has responsibility for relationship building, performing customer requirements analysis, preparing product presentations, conducting demonstrations, implementing projects and coordinating after-sales support. To reach new customers, the Company pursues various marketing activities, including direct marketing to potential clients and existing customers and strategic joint marketing activities with key partners and government departments such as the Ministries of Education and the Ministry of Labor.
          In August 30, 2007, the Company acquired the usage right of the brand name “Modern English” and its Chinese name for a consideration of US$3 million and commenced operation in July be setting up eight English language training centers in Beijing.
          In December 2007, the Company signed a non-binding memorandum of understanding to acquire 80% of the Foreign Trade Business College of Chongqing Normal University (“FTBC”). In February 2008, the Company signed a definitive agreement with the owner of FTBC to acquire 80% of the holding company of FTBC for a consideration of US$65.75 million. The closing of the transaction is subject to a satisfactory completion of a due diligence review of FTBC and to customary closing conditions.
Competitive Strengths
•	e-learning first mover advantage in the PRC
          Based on its general knowledge of the industry, the Company believes it is one of the first distance learning providers using satellite broadband services, and we believe that the Company is the market leader in this segment, although there are no independent surveys of this segment. Currently, many broadband operators rely mainly on terrestrial networks that do not have extensive coverage, especially in less-developed areas of rural China. The Company believes its programs provide an attractive alternative for schools and businesses that require nationwide broadband coverage and wish to engage only a single company to provide all necessary satellite services, hardware, software and content.
•	Highly scalable, recurring revenue business model
          The Company’s business model is capital efficient, profit driven and highly scalable. Its revenue stream from shared student tuition and school subscriptions provides predictability and visibility. The Company pays close attention to market forces and profit trends, adhering to a strict financial plan that precludes unnecessary capacity or technology not required by its customers.
•	CEC has an experienced and proven management team
          The Company’s executive officers and directors have on average over fifteen years in the IT/Telecom industry in Asia. They have established business relationships in the PRC; extensive experience leading public companies in China, Hong Kong, Singapore and the United States; government regulatory know-how; and access to capital and long-term personal relationships in the industry.

Corporate Structure
     The corporate structure of CEC as of December 31, 2007, together with its contractual relationship with the Satellite Operating Entities, is as follows.
Definitions:

• CEC	ChinaCast Education Corporation

• CCH	ChinaCast Communication Holdings Limited

• CCN	ChinaCast Communication Network Company Ltd.

• CCT	ChinaCast Technology (BVI) Limited

• CCT HK	ChinaCast Technology (HK) Limited

• CCT Shanghai	ChinaCast Technology (Shanghai) Limited

• YPSH	Yupei Training Information Technology Co., Ltd.

• MET	Modern English Trademark Limited

• JSET	Jiangsu English Training Technology Limited

• TTIM	Tibet Tiantai Investment Management Co., Ltd.

• CCL	ChinaCast Co., Ltd.

• CCLX	ChinaCast Li Xiang Co., Ltd.

• CCLBJ	Beijing Branch of ChinaCast Co., Ltd.

• BCN	Beijing Col Network Technology Co., Ltd.

• SZT	Shenzhen Zhongxun Teng Investment Development Co., Ltd.

Notes:

(1)	The Satellite Operating Entities (“SOE”) are CCLX and CCLBJ (the Beijing branch of CCL). CCT Shanghai receives service fees from SOE under technical service agreements and pledge agreements signed between CCT Shanghai and CCL, CCLX and the shareholders of CCLX and CCL. Although technically a branch office of CCL and not a legal entity, CCLBJ is operated as a stand-alone group of businesses for purposes of the contractual arrangements with CCT Shanghai. CCLBJ represents CCL’s Turbo 163 business, DDN Enhancement business and Cablenet business (the “Satellite Business”). The revenues and expenses of the branch office are not commingled with those of CCL. The purpose of this arrangement was to carve out the satellite-related businesses of CCL and put them into CCLBJ to facilitate CCH’s monitoring of the Satellite Business and the computation of service fee payable to CEC. CCLBJ is not consolidated in CEC’s financial statements.

(2)	In February, April and July 2007, CEC acquired additional shares and increased its holdings to 100% of the outstanding ordinary shares of CCH.

(3)	Glander Assets Limited holds 1.5% of the issued share capital of CCT.

(4)	BCN and SZT are investment holding companies that do not have any interest or business relationship with any company in the CCH Group.
CEC’s Holding Company Structure
     CEC was incorporated on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On December 22, 2006, we completed the voluntary conditional offer made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH, pursuant to which we acquired 51.22% of the outstanding ordinary shares of CCH. On January 18, at the end of the offer period, total shares acquired was 80.27% (the “Acquisition”). Since CEC was not an operating company and the shareholders of CCH control the combined company after the Acquisition, the Acquisition was accounted for as a recapitalization in which CCH was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the remaining 19.73% outstanding ordinary shares of CCH not acquired by CEC were reported as minority interest for the financial year 2005 and 2006.
     Subsequent to the offer, as of February 12, 2007, CEC acquired additional shares and increased its holdings to 93.73% of the outstanding ordinary shares of CCH. On April 10, 2007, CEC acquired 20,265,000 additional shares by the issuance of 951,853 CEC common shares and increased its holdings to 98.06% of the outstanding ordinary shares of CCH. On July 11, 2007, CEC acquired additional shares and increased its holdings to 100% of the outstanding ordinary shares of CCH. The following is a discussion of CCH’s business.
     CEC’s wholly owned subsidiary, CCH, was incorporated in Bermuda on November 20, 2003 as an investment holding company to acquire the entire share capital of CCN in preparation for listing. CCH was subsequently listed in Singapore on May 14, 2004. Before that, on April 8, 2003, CCN was established to acquire the capital of CCT to accommodate certain of its former investors.
     Prior to its public offering of securities on the Mainboard of the Singapore Exchange, CCH and its subsidiaries, CCT, CCTHK and CCT Shanghai, engaged in a series of share exchanges pursuant to which shareholders of CCT exchanged substantially all of their shares in that entity for CCH ordinary shares. At the same time, CCH engaged in a restructuring of its subsidiaries’ relationship with CCL, which is currently owned 70% by Tibet Tiantai Investment Management Co., Ltd, of which Mr. Yin Jianping is a principal shareholder and CCLX, which is 90% owned by CCL and 10% owned by Mr. Li Wei. Throughout this annual report, CCLX and CCLBJ are referred to as the “Satellite Operating Entities.”
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
     CEC’s Contractual Arrangements with the Satellite Operating Entities
     CEC provides its satellite related services through the Satellite Operating Entities, and it has entered various contractual arrangements pursuant to which it provide its services and protect its interests. The following describes contractual arrangements between CEC and its subsidiaries, the Satellite Operating Entities and their corresponding stockholders.

Technical Services Agreement between CCLX and CCT Shanghai
          Services provided. The Company provides its services and products to end customers in the PRC through CCLX under the terms of a technical services agreement, dated August 11, 2003, between CCT Shanghai, CCL, Li Wei and CCLX, as amended on March 29, 2004 (the “Technical Services Agreement”). Li Wei personally owns a 10% interest in CCLX and is also CEC’s Chief Operating Officer and a member of its Board of Directors.
          Under the terms of the Technical Services Agreement, CCT Shanghai assists CCLX in implementing CCLX’s businesses relating to the provision of computer, telecommunications and information technology products and services, including the provision of Internet service and content. In connection with the services rendered by CCT Shanghai to CCLX, CCT Shanghai supplies to CCLX ancillary equipment together with certain associated software and technical documentation. With CCT Shanghai’s assistance, CCLX offers all the products and services as described in the section titled “Product and Services” on page 2 of this annual report. CCLX is accounted for as an interest in a variable interest entity by CEC, and its financial results, including revenue, are consolidated in CEC’s financial statements. Certain products and services of the Company not utilizing the satellite platform such as those provided by Tongfang Education, are offered independently without the assistance of CCLX.
          Service fees charged by the Company. CCLX is obliged to pay CCT Shanghai a monthly service fee for the services rendered by CCT Shanghai. The service fee is an amount equivalent to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services.
          CCLX and its stockholders, consisting of CCL and Li Wei, have also undertaken that:
•	the accounts of CCLX shall be prepared in accordance with International Accounting Standards or in accordance with such other accounting standards, principles and practices generally accepted at CCT Shanghai’s absolute discretion;

•	all revenue earned in the course of CCLX’s business for which CEC and its subsidiaries provide technical services shall be accurately and timely reflected in the accounts of CCLX; and

•	in the course of CCLX’s business for which CEC and its subsidiaries provide technical services, CCLX will only incur reasonable operating expenses.
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
          Right to inspect and audit CCLX accounts. CCT Shanghai has the right, at its request and expense, to inspect and/or procure the auditor of CCT to inspect any records kept by CCLX in relation to the operating expenses and service fees. The auditor of CCT shall, after such inspection, at the request of CCT Shanghai, issue a certificate certifying that the amount of operating costs are reasonable and have been incurred on an arm’s length basis. CCT Shanghai has the right, at its cost and expense, to have the accounts of CCLX audited by CEC’s auditors for each accounting year in accordance with international accounting standards. A certificate issued by CEC’s auditors of the amount of service fees payable and the operating expenses it is responsible for is final and conclusive.

     Financial Support. In addition, CCT Shanghai agrees to extend financial support to CCLX as CCT Shanghai deems necessary. The form and amount of financial support is determined by CCT Shanghai in its absolute discretion. Any financial support extended is repayable immediately upon demand from CCT Shanghai. CEC has in the past provided financial support to CCLX for working capital and acquiring satellite equipment (which CEC is obliged to provide under the Technical Services Agreement).
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
     Provision of service . The Company’s customers may engage one of CEC or its subsidiaries directly to provide the required satellite broadband services. If the customers appoint CCT or CCT Shanghai directly, CEC will subcontract the performance of the service to CCLX and pay CCLX up to 10% of the revenue received from the engagement or such other amount as determined by CCT or CCT Shanghai, as the case may be, in its absolute discretion.
     Expenses reimbursement . CCT or CCT Shanghai will reimburse CCLX for expenses incurred by CCLX in relation to customer service, IT support, network operation and finance. These are primarily staff costs and administrative expenses incurred by CCLX that are relevant to servicing CCT and CCT Shanghai and the direct customers of CCT and CCT Shanghai. The amount to be reimbursed shall be determined by CCT or CCT Shanghai in their absolute discretion.
     Allocation of expenses according to service revenue received . Notwithstanding expenses to be reimbursed by CCT or CCT Shanghai as described above, any other expenses incurred by CCLX that are relevant to servicing CCT and CCT Shanghai and the direct customers of CCT and CCT Shanghai (including fees paid to lease transponder bandwidth) are apportioned between CCT and CCT Shanghai, on the one hand, and CCLX on the other, in accordance with the service revenue received by them for each fiscal year. CCT or CCT Shanghai shall determine conclusively the amount to be allocated at the end of each fiscal year in their absolute discretion.
Pledge Agreements in favor of CCT Shanghai
     As security for the prompt and complete performance of the obligations of CCL under the prior technical service agreement and CCLX under the Technical Service Agreement, and to induce CCT Shanghai to extend the services and use of equipment pursuant to the provision of services at no additional fee, the respective shareholders of CCL and CCLX have pledged all their rights and interests, including voting rights, in CCL and CCLX, respectively, in favor of CCT Shanghai. Each of the pledge agreements, respectively, terminates when CCL or

CCLX becomes a wholly-owned subsidiary of CEC. CEC intends to acquire all shareholding interests in CCLX when and if the PRC laws allow foreign investors to wholly own companies engaged in telecommunication value-added businesses in the PRC.
Legal Advice on Group Structure
     At the time of CCH listing on the Singapore Stock Exchange in 2004 it obtained legal advice that its business arrangements with CCL and CCLX, including the pledge agreements described in the previous section as well as CEC’s group structure, are in compliance with applicable PRC laws and regulations. The structure of the group has not changed since that time.
Research and Development
     As most of CEC’s satellite technology is procured from various technology vendors, CEC does not conduct any research and development on the satellite technology used in its business.
Trademarks
     CEC has no outstanding trademark applications.
Government Regulations
     CEC’s business operations in the PRC and Hong Kong are not subject to any special legislation or regulatory controls other than those generally applicable to companies and businesses operating in the PRC. CEC has obtained all the necessary licenses and permits for its business operations in the PRC and Hong Kong.
     CEC provides technical services to CCLX and relies on CCLX to provide the satellite network infrastructure for its services. CCLX is licensed under PRC laws to provide value-added satellite broadband services in the PRC.
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
     CEC has made inquiries about the possibility of taking an equity interest in CCLX. However, CEC has not been able to identify an established company with a VSAT license that has successfully been allowed foreign ownership. Consequently, CEC has not changed the legal structure and will wait until the guidance from the PRC government is more clear.

Competition
     In its business segments, CEC competes with state-owned and private enterprises that provide IT/Telecom services as well as educational services. These include large, well-funded state owned telecom companies such as China Telecom, China Netcom, China Unicom, China Railcom, China Satcom, China Orient, Guangdong Satellite Telecom and China Educational TV, as well as private educational service companies such as ChinaEdu, Beida Online, Ambow, China Education Alliance, and China-Training.com. Not all of these companies compete directly in all e-learning and educational content sectors the Company services and may offer services that are comparable or superior to CEC’s.
Seasonality
     Like many education services companies, a significant amount of the Company’s sales occur in the second and fourth quarters, coinciding with enrollment periods of educational institutions. In addition, large enterprise and government customers usually allocate their capital expenditure budgets at the beginning of their fiscal year, which often coincides with the calendar year. The typical sales cycle is six to 12 months, which often results in the customer expenditure for hardware occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.
Employees
     As of March 30, 2008, CEC had 300 employees of which 200 are full-time employees. We believe CEC’s relationship with its employees to be good.
Risk Factors
     Risks related to Our Business
Our business may be harmed if the Satellite Operating Entities upon which we rely fail to perform their obligations.
     We provide our services primarily over broadband satellite. Pursuant to the technical services agreement between them, CEC provides technical services to ChinaCast Li Xiang Co. Ltd. (“CCLX”), which is licensed to provide value-added satellite broadband services in the PRC and to the Beijing Branch (“CCLBJ”) of ChinaCast Co. Ltd. (“CCL”) (CCLX and CCLBJ sometimes referred to as the “Satellite Operating Entities”). CEC provides its technical services to customers of the Satellite Operating Entities, whom it considers to be its own customers. CEC also engages the Satellite Operating Entities to provide the required satellite broadband service when a customer in China engages CEC directly.
     CEC has management control over, but does not own directly or indirectly, CCLX or its parent, CCL. It has no management control over CCL other than the operation of CCLBJ. Our Chairman Yin Jianping owns 20% of Tibet Tiantai Investment Management Co., Ltd., a company that owns 70% of CCL. CCL owns 90% of CCLX. Although the technical services agreement and the pledge agreements executed by the stockholders of CCL and CCLX in CEC’s favor contains contractual safeguards to protect CEC’s interests, these safeguards may not be enforceable or effective. We have no other legal control over the Satellite Operating Entities.
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
          Our acquisition of CEC has placed even heavier demands for capital due to:
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
          Our market and the enabling technologies (including satellite and distance learning technology) used in our education/training and enterprise data networking solutions are characterized by rapid technological change. As our services are primarily based on satellite broadband infrastructure, we rely on the Satellite Operating Entities. As such, CEC also relies on the Satellite Operating Entities to keep pace with technological changes. Prior to our acquisition of CCH, CCH’s stockholders provided it the funding it required to expand and to provide the Satellite Operating Entities with the financial support to acquire required technology. CEC will, however, need further external funding to upgrade existing technology, and there is no assurance that we will be able to obtain the necessary funds to keep pace with rapid technological changes in our markets. Failure to respond to technological advances could make our business less efficient, or cause our services to be of a lesser quality than our competitors. These advances could also allow competitors to provide higher quality services at lower costs than we can provide. Thus, if we are unable to adopt or incorporate technological advances, our services will become uncompetitive.

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
     As of March 20, 2008, 21,764,166 additional shares of our common stock had been issued to the former CCH stockholders, representing approximately 79.74% of our outstanding common stock. As a result of this increase in our outstanding common stock, a substantial number of additional shares are eligible for resale in the public market, which could adversely affect its market price.
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
     CEC bills its customers in Chinese RMB, but 11.9%, 10.8% and 13.6% of its revenues in fiscal years 2005, 2006 and 2007, respectively, were collected in Hong Kong dollars. In addition, 8.8%, 13.8% and 24.3% of its purchases/expenses in those fiscal periods, respectively, were in United States dollars; 3.1%, 3.7% and 1.3% were in Singapore dollars; and 9.5%, 7.7% and 8.5% were in Hong Kong dollars during these same periods. The remainder of its revenues and expenses/purchases were in Chinese RMB. As such, we may be subject to fluctuations in the foreign exchange rates between these currencies.
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
Chinese foreign exchange controls may limit our ability to utilize CEC’s revenues effectively and receive dividends and other payments from our Chinese subsidiaries.
     CEC’s 98.5% owned subsidiary, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), is subject to Chinese rules and regulations on currency conversion. The Chinese government regulates the conversion of the Chinese RMB into foreign currencies. Currently, foreign investment enterprises, of which CCT Shanghai is one, are required to apply for authority (renewed annually) to open foreign currency accounts governing conversion for payment of dividends limited capital items such as direct investments, loans, and issuances of securities, some of which may be effected with governmental approval, while others require authorization.
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
     CEC, our operating subsidiary, and the Satellite Operating Entities’ business and operations in China are governed by the Chinese legal system, which is codified in written laws, regulations, circulars, administrative directives and internal guidelines. The Chinese government is in the process of developing its commercial legal system to meet the needs of foreign investors and encourage foreign investment. As the Chinese economy is developing and growing generally at a faster pace than its legal system, uncertainty exists regarding the application of existing laws and regulations to novel events or circumstances. Chinese laws and regulations, and their interpretation, implementation and enforcement, are developing and are therefore generally subject to greater changes than more established bodies of commercial law.
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
          Chinese law will govern CEC’s material operating agreements, some of which may be with Chinese governmental agencies. There is no assurance that CEC will be able to enforce those material agreements or that remedies will be available outside China. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a substantial degree of uncertainty as to the outcome of litigation. The inability to enforce or obtain a remedy under our future agreements may have a material adverse impact on our operations.
Our business will be adversely affected, if Chinese regulatory authorities view CEC’s and the Satellite Operating Entities’ corporate activities not complying with applicable Chinese laws and regulations, including restrictions on foreign investments, change applicable laws and regulations, or impose additional requirements and conditions with which they are unable to comply.
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
          Chinese legal advisers have opined that CEC’s performance under the technical services agreement with CCLX complies with applicable Chinese laws and regulations, and CEC complies with PRC laws and regulations to the extent that its services are technical services. However, they do not rule out the possibility that the PRC regulatory authorities will view CEC as not being in compliance with applicable PRC laws and regulations, including but not limited to restrictions on foreign investments in the value-added telecommunication business. If:
•	Chinese authorities deem CEC’s corporate activities as violating applicable Chinese laws and regulations (including restrictions on foreign investments);

•	Chinese regulatory authorities change applicable laws and regulations or impose additional requirements and conditions with which CEC is unable to comply; or

•	CEC is found to violate any existing or future Chinese laws or regulations;
the relevant Chinese authorities would have broad discretion to deal with such a violation by levying fines, revoking business license(s), requiring us to restructure CEC’s ownership or operations, and requiring CEC’s and/or CCLX to discontinue some or all of their businesses. Any of these actions will adversely affect our business.
We may be unable to enforce CEC’s agreements with the Satellite Operating Entities.
          Chinese law currently prohibits foreign investors from owning greater than 50% equity interests in companies engaged in telecommunication value-added businesses in the PRC. Although we have been advised by counsel that the pledge agreements between CEC and the Satellite Operating Entities are valid under PRC law, unless the equity interest restriction is amended or repealed, and subject to the approval of the relevant government authorities, CEC will only be entitled to enforce its right to take possession and ownership of up to a 50% interest in the Satellite Operating Entities.

Our success depends on stable political, economic and social environments, which are subject to disruption in the PRC.
          Economic conditions in China are subject to uncertainties that may arise from changes in government policies and social conditions. Since 1978, the Chinese government has promulgated various reforms of its economic systems, resulting in economic growth over the last three decades. However, many of the reforms are unprecedented or experimental and expected to be refined and modified from time to time. Other political, economic and social factors may also lead to changes, which may have a material impact on our operations and our financial performance. For instance, less governmental emphasis on education and distance learning services or on retraining out-of-work persons in the Chinese work force would harm our business, prospects, results and financial condition.
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
We are required to deduct Chinese corporate withholding taxes from dividend we may pay to our stockholders.
     On March 16, 2007, the National People’s Congress (NPC), approved and promulgated the PRC Enterprise Income Tax Law (the “New EIT Law”). This New EIT Law has taken effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.
     On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax (the “Notice”), providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008. Furthermore, in accordance with the Notice, the income derived from the PRC of a foreign enterprise that has no establishment in the PRC is subject to a 10% withholding tax absent a tax treaty between the PRC and the jurisdiction where the foreign enterprise is incorporated. As a result, following a business combination any of our subsidiaries operating in China will be required to deduct Chinese withholding taxes from dividends distributed to us as the parent entity, meaning we would have less funds to use in connection with our operations as the parent entity or for distribution to our stockholders.
Item 2. Description of Property
     The Company leases office and other space in Beijing, Shanghai and Hong Kong. The facilities are rented at regular commercial rates, and management believes other facilities are available at competitive rates should it be required to change locations or add facilities. The Company’s headquarters are located in Beijing, where it leases office space and its network operating center. Its headquarters lease of 2,000 sq.m. (approximately 21,000 sq.ft.) is for a two-year term ending in February, 2009 at an annual rental of US$34,019, and its network operating center occupies 165 sq.m. (approximately 1,750 sq.ft.) under a two-year lease ending in December, 2007 at an annual rental of RMB2 million ($250,138). In addition, the Company currently leases 35 MHz of satellite Ku-band transponder bandwidth on the Asiasat 3S satellite at a cost of approximately US$31,086 per year per MHz. Together, the leased facilities are adequate to conduct the business operations of the Company.
Item 3. Legal Proceedings
     We are not currently a party to any pending material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
ITEM 4. Submission of Matters to a Vote of Security Holders
On December 18, 2007, the Company held its first Annual Meeting. There were three proposals presented to the stockholders at the meeting.
Proposal 1 was the election of the following five directors to serve for a one year term.

	For	Against	Withheld
Ron Chan Tze Ngon	16,408,097	0	0
Yin Jianping	16,407,697	0	400
Daniel Tseung	16,408,097	0	0
Justin Tang	16,408,097	0	0
Richard Xue	16,408,097	0	0
Proposal 2 was for the approval of the Company’s 2007 Omnibus Securities and Incentive Plan, which provide for the granting of up to 2,500,000 shares of the Company’s common stock. There was a total of 14,169,224 shares of common stock voted in favor of the proposal and 165,993 against.
Proposal 3 was for the ratification of the appointment of Deloitte Touche Tohmatsu CPA Ltd. as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006. There was a total of 16,407,697 shares of common stock voted in favor of the appointment, none against amd 400 shares of common stock abstained.

PART II.
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
     Our common stock, warrants and units are quoted on the NASDAQ Global Market under the symbols CAST,CASTW and CASTU, respectively. The closing price for these securities March 20, 2008, was US$4.98, US$1.05 and US$7.00, respectively.
     Our common stock, warrants and units began trading on the NASDAQ Global Market on October 29, 2007. Prior to that, our securities were traded on the OTC Bulletin Board. Our units commenced public trading on March 17, 2004 and our common stock and warrants commenced public trading on March 30, 2004. The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the securities as reported on the OTC Bulletin Board, and since October 29, 2007, on the NASDAQ Global Market. in U.S. dollars. These quotations reflect inter-dealer prices, without markup, markdown or commissions, and may not represent actual transactions.

			Warrants
	Common Stock		(US$)		Units
	High	Low	High	Low	High	Low
2006:
First Quarter	5.56	5.23	0.80	0.21	7.00	5.75
Second Quarter	5.53	5.04	0.80	0.51	7.08	6.05
Third Quarter	5.50	5.13	0.75	0.34	6.90	5.80
Fourth Quarter	6.66	5.30	2.31	0.60	11.00	6.60
2007:
First Quarter	6.57	5.52	2.33	1.51	10.75	8.76
Second Quarter	6.60	5.80	2.45	1.46	11.00	8.95
Third Quarter	5.90	4.40	1.70	0.81	8.95	6.00
Fourth Quarter*	9.10	4.40	3.73	0.85	15.95	6.00
2008:
First Quarter (January 1 — March 20)	7.22	4.79	2.75	0.80	12.00	7.50

*	Our common stock, warrants and units began trading on the NASDAQ Global market on October 29, 2007. Prior to that our securities were traded on the OTC Bulletin Board.
          Number of Holders . As of February 29, 2008, there were of record 648 holders of common stock, 1 of warrants, and 1 of units.
          Dividends . We have not paid any dividends on our common stock to date. Any dividends paid will be solely at the discretion of our Board of Directors.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
     On December 22, 2006, we consummated the acquisition of CCH. On that date, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares accepted the voluntary conditional Offer made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. As a result of this acceptance of the Offer by the CCH shareholders that previously executed the Letters of Undertaking, CCH become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. Each of the CCH shareholders who accepted the Offer received 0.04697048 new share of our common stock in exchange for each share of CCH tendered by such shareholder. As of January 18, 2007, the date of the close of the Offer we had issued to the former CCH shareholders in connection with the Offer, a total of 17,624,727 shares of our common stock in offshore transactions in reliance on Regulation S of the Securities Act. As of February 12, 2007 we issued to Hughes Network Systems LLC, a former CCH shareholder 2,957,573 shares of our common stock in exchange for 62,966,736 shares of CCH held by such shareholder. These shares were issued to Hughes, an “accredited investor”, in an exempted transaction under Section 4(2) of the Securities Act. On April 10, 2007, CEC acquired 20,265,000 additional shares by the issuance of 951,853 CEC common shares and increased its holdings to 98.06% of the outstanding ordinary shares of CCH. On July 11, 2007, CEC acquired all the remaining outstanding ordinary shares of CCH.
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
     On December 22, 2006, we consummated the acquisition of CCH. As of December 22, 2006, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares have accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH has become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation.
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
     Revenue Recognition. ChinaCast’s principal sources of revenues are from provision of satellite bandwidth and network access services in distance learning and to a lesser extent, the provision of English training services sales of satellite communication related equipment and accessories. ChinaCast recognizes revenue when (1) there is persuasive evidence of an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, and (4) collectibility is reasonably assured. At the time of the transaction, ChinaCast assesses whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. ChinaCast assesses whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ChinaCast assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer.
     The revenues from provision of satellite bandwidth and network services in distance learning is recognized as the services are provided. Subscription fee received from the multimedia educational content broadcasting service is recognized as revenue over the subscription period during which the services are delivered.
     The Company established an English training service business line in the third quarter of 2007. The Company provides two types of tuition services to students. Students can attend English classes with unlimited access within a certain period of time generally from 2 to 12 months. The other type of classes limits the number of times students can access within a certain period of time generally from 3 to 12 months. Tuition fees are non-refundable for both types of tuition services. Revenues from the unlimited access classes are recognized on a straight-line basis over the service period. Revenues from the limited access classes are deferred and recognized on completion of the tuition period in the absence of available record supporting the number of times students attended classes during the tuition period.
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
     Useful lives and impairment of Property and equipment, and acquired intangible assets. Property and equipment and acquired intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment and acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
     Inventory valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.
     Valuation of cost method investments. The Company periodically reviews the carrying value of the cost method investments for continued appropriateness. This review is based upon the Company’s projections of anticipated future cash flows. While the Company believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations.
     Deferred tax assets. The Company has provided a full valuation reserve related to its substantial deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates whether it is more likely than not that the deferred tax assets would be realized and assesses the need for valuation allowance.
     Tax Contingency. The tax contingency was previously assessed under SFAS No. 5. Effective on January 1, 2007, the Company adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-that-not to be sustained upon audit by the relevant taxing authority based solely on technical merits of the associated tax position. The Company also elected the accounting policy that the interest and penalties recognized are classified as part of its income taxes. The unrecognized tax benefits, tax liabilities and accrued interest and penalties represent management's estimates under the provisions of FIN 48.
     Impairment of Goodwill. Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it might be impaired. SFAS No. 142 requires a two-step goodwill impairment test. The first step compares the fair values of each business unit to its carrying amount, including goodwill. If the fair value of each business unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a business unit’s goodwill. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.
Results of Operations
For the purpose of the discussion and analysis of the results of CEC and the listed group in Singapore (“CCH”) in this section , the consolidated group is referred to as “the Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ”. The US dollar figures presented below were based on the historical exchange rate of 1USD = 7.30 at December 31, 2007 for 2007; 1USD = 7.81 at December 31, 2006 for 2006; and 1USD = 8.00 at December 2005 for 2005.
2007 compared to 2006. The revenue of the Group for 2007 amounted to RMB187.7 million (US$25.7 million) representing an increase of 7.8% compared to RMB174.1 million (US$22.3 million) in 2006. Service income, mainly of a recurring nature amounted to RMB148.9 million (US$20.4 million) compared to RMB125.6 million (US$16.1 million) in 2006. Equipment sales, mainly project based, amounted to RMB38.8 million (US$5.3 million) against RMB48.6 million (US$6.2 million) last year. The following table provides a summary of the Group’s revenue by business lines:

	2007		2006		2005
(millions)	RMB	US$	RMB	US$	RMB	US$
Post secondary education distance learning	69.6	9.5	56.0	7.1	44.9	5.6
K-12 and content delivery	68.3	9.4	78.5	10.1	71.6	9.0
Vocational training, enterprise/government training and networking services	49.8	6.8	39.6	5.1	29.5	3.7

Total revenue	187.7	25.7	174.1	22.3	146.0	18.3

Net revenue from post secondary education distance learning services increased from RMB56.0 million (US$7.1 million) in 2006 to RMB69.6 million (US$9.5 million) in 2007. The increase of 24.3% was due to the increase in student enrolment, the increase in tuition fee and the addition of another university partner, namely Tongji University. The total number of post-secondary students enrolled in courses using the Group’s distance learning platforms including contracts with CCLBJ increased to 121,000 from 110,000 at the end of 2006.
The revenue from the K-12 and content delivery business decreased by approximately 13.0% from RMB78.5 million (US$10.1 million) to RMB68.3 million (US$9.4 million) mainly due to drop in equipment sales. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services and enterprise government training and networking services increased from RMB39.6 million (US$5.1 million) to RMB49.8 million (US$6.8 million). The increase was mainly due to the increase in service revenue from certain enterprise projects and the establishment of the English training service.
Cost of sales of the Group decreased by 4.4% from RMB89.4 million (US$11.5 million) in 2006 to RMB85.5 million (US$11.7 million) in 2007. The decrease was due to lower equipment sales which has low margins. Cost of equipment decreased from RMB48.1 million (US$6.2 million) in 2006 to RMB39.7 million (US$5.4 million).
Gross profit margin increased by 6.0 percentage points, from 48.7% in 2006 to 54.5% in 2007. This increase was a result of the drop in equipment sales which has low margin.
In 2007, the Group received a service fee of RMB18.0 million (US$2.5 million), as compared to RMB11.6 million (US$1.5 million) in 2006. The service arose from various agreements with CCL that entitled the Group to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Group.
Selling and marketing expenses increased significantly by 187.2% to RMB6.6 million (US$0.9 million) in 2007 from RMB2.3 million (US$0.3 million) in 2006 primarily due to the additional expenses after the establishment of the English training service. The English training business line is a consumer business and involves more direct sales and marketing activities when compared with the other business lines of the Group.

General and administrative expenses increased by 26.4% to RMB55.1 million (US$7.6 million) in 2007 from RMB43.6 million (US$5.6 million) in 2006 due to the increase in professional fees and other expenses related to the acquisition exercise. The increase was due to the increase in professional fee for being a listed company in the US after the Share Exchange Transaction. There was also additional expenses associated with the establishment of the English training service in 2007.
A gain on disposal of RMB10.3 million (US$1.4 million) arose from the disposal of the Group’s 20% stake in Beijing Dongshi-ChinaCast Education Technology Co., Ltd (“Teacher.com”). The Group recorded an investment impairment loss of RMB13.3 million (US$1.7 million) in 2006 in relation to Teacher.com which was recorded as a cost investment. The Group disposed of the 20% stake in Teacher.com in October 2007, which resulted in a gain of RMB10.3 million (US$1.4 million).
The Group has foreign exchange losses of RMB4.2 million (US$0.6 million) in 2007 compared to RMB2.1 million (US$0.3 million) in 2006 because of the continuous appreciation of the RMB against US dollars which the Group has significant holdings during 2007.
The significant increase in interest income from RMB8.3 million (US$1.1 million) in 2006 to RMB20.2 million (US$2.8 million) in 2007 was mainly due to the increase in the Group’s cash and term deposits as well as the higher interest rates enjoyed during the year.
Overall, profit before income tax increased from RMB43.3 million (US$5.5 million) in 2006 to RMB84.7 million (US$11.6 million) in 2007, a increase of 95.5%. Profit before tax was a result of increased gross profit as well as the gain on disposal in relation to Teacher.com.
The Group’s share of net investment losses from various joint ventures amounted to RMB1.2 million (US$0.2 million) in 2007 compared to RMB0.9 million (US$0.1 million) in 2006.
Income taxes increased by 72.9% from RMB12.3 million (US$1.6 million) in 2006 to RMB21.3 million (US$2.9 million) in of 2007. The higher income tax was due to higher profit and impact of tax charges recognized under FIN 48 which the Company adopted during the year.
Minority interest amounted to RMB3.2 million (US$0.4 million) in 2007 as compared to RMB5.8 million (US$0.7 million) in 2006. The minority interest in 2006 arose mainly as a result from the CCH shareholders who did not exchange for CEC. In July 2007, the Group has acquired 100% of CCH, which led to the reduction in minority interest.
Income from continuing operations amounted to RMB59.0 million (US$8.1 million) in 2007 compared to RMB24.3 million (US$3.1 million) in 2006.
Net loss on discontinued operations amounting to RMB0.3 million (US$0.05 million) in 2007 as compared to a net loss of RMB4.6 million (US$0.6 million) in 2006.
2006 compared to 2005. The revenue of the Group for 2006 amounted to RMB174.1 million (US$22.3 million) representing an increase of 19.2% compared to RMB146.0 million (US$18.3 million) in 2005. Service income, mainly of a recurring nature amounted to RMB125.6 million (US$16.1 million) compared to RMB116.2 million (US$14.5 million) in 2005. Equipment sales, mainly project based, amounted to RMB48.6 million (US$6.2 million) against RMB29.8 million (US$3.7 million) last year.
Net revenue from post secondary education distance learning services increased from RMB44.9 million (US$5.6 million) in 2005 to RMB56.0 million (US$7.1 million) in 2006. The increase of 24.7% was due to business growth. The total number of post-secondary students enrolled in courses using the Group’s distance learning platforms including contracts with CCLBJ increased to 110,000 from 97,000 at the end of 2005. The significant increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.
The revenue from the K-12 and content delivery business increased by approximately 9.6% from RMB71.6 million (US$9.0 million) to RMB78.5 million (US$10.1 million) mainly due to equipment sales. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services and enterprise government training and networking services increased from RMB29.5 million (US$3.7 million) to RMB39.6 million (US$5.1 million). The increase was mainly due to equipment sales for projects.
Cost of sales of the Group increased by 28.9% from RMB69.4 million (US$8.7 million) in 2005 to RMB89.4 million (US$11.5 million) in 2006. The significant increase was due to higher equipment sales which has low margins. Cost of equipment increased from RMB29.1 million (US$3.6 million) in 2005 to RMB48.1 million (US$6.2 million) in 2006.
Gross profit margin decreased by 3.8 percentage points, from 52.5% in 2005 to 48.7% in 2006. This drop was a result of the low margin in equipment sales.
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
Selling and marketing expenses decreased by 29.3% to RMB2.3 million (US$0.3 million) in 2006 from RMB3.3 million (US$0.4 million) in 2005 primarily due to the reduction in marketing activities in 2006.
General and administrative expenses decreased by 23.8% to RMB43.6 million (US$5.6 million) in 2006 from RMB35.2 million (US$4.4 million) in 2005 due to the increase in professional fees and other expenses related to the acquisition exercise. These expenses included the additional work related to filing of documents in the US as well as the additional compliance cost in Singapore where CCH was listed.
The investment impairment loss of RMB13.3 million (US$1.7 million) arose from the reevaluation of the Group’s 20% stake in Teachers.com.cn. Teachers.com.cn is a subscription based internet portal providing distance learning courses to China’s teachers and school principals.
The Group has foreign exchange losses of RMB2.1 million (US$0.3 million) in 2006 compared to RMB2.4 million (US$0.3 million) in 2005 because of the continuous appreciation of the RMB against US dollars which the Group has significant holdings.
The significant increase in interest income from RMB4.6 million (US$0.6 million) in 2005 to RMB8.3 million (US$1.1 million) in 2006 was mainly due to the increase in the Group’s cash and term deposits as well as the higher interest rates enjoyed during the year.
Overall, profit before income tax decreased from RMB55.2 million (US$6.9 million) in 2005 to RMB43.3 million (US$5.6 million) in 2006, a decrease of 21.6%. Profit before tax was affected by the higher professional and expenses related to the acquisition of CCH as well as the impairment loss in relation to Teacher.com.cn.
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
Minority interest of RMB5.8 million (US$0.7 million) arose mainly as a result from the 19.73% of CCH shareholders who did not exchange for CEC shares at the end of the offer period on January 18, 2007. At the end of December 2007, the Group has acquired 100% of CCH.
Income from continuing operations amounted to RMB24.3 million (US$3.1 million) in 2006 compared to RMB35.7 million (US$4.5 million) in 2005.
Net loss on discontinued operations amounting to RMB4.6 million (US$0.6 million) in 2006 as compared to a net loss of RMB0.8 million (US$0.1 million) in 2005.

Liquidity and Capital Resources
The following is an extract of the key items from the consolidated balance sheets.

	2007		2006
(millions)	RMB	US$	RMB	US$
Cash and cash equivalents	138.6	19.0	278.1	35.6
Term deposits	596.8	81.7	442.9	56.7
Subtotal	735.4	100.7	721.0	92.3
Accounts receivable	35.3	4.8	41.7	5.3

	2007		2006
(millions)	RMB	US$	RMB	US$
Inventory	2.0	0.3	3.1	0.4
Prepaid expenses and other current assets	7.1	1.0	5.2	0.7
Total current assets	783.1	107.3	773.5	99.0
Non-current advances to a related party	119.9	16.4	129.9	16.6

Total assets	950.7	130.2	940.6	120.4

Cash and bank balances together with term deposits increased from RMB721.0 million (US$92.3 million) as at December 31, 2006, to RMB735.4 million (US$100.7 million) as at December 31, 2007. The increase of approximately 2.0% was because of the profit earned.
There was a net cash generated from operating activities of RMB73.7 million (US$10.1 million) in 2007 as compared to a net cash generated from operating activities of RMB94.9 million (US$12.2 million) in 2006. This was mainly due to the profit earned and after payments of expenditures incurred for being a better organized public company after consummation of the acquisition exercise of CCH. Revenue is recognized evenly throughout the periods from which the income is derived, but settlements may be received ahead of or behind the income recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and services have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of settlement depended upon the terms of the contracts.
Net cash used in investment activities in 2007 was RMB166.2 million (US$22.8 million), mainly reflecting transfer to fixed deposit of RMB153.8 million (US$21.1 million). The Group also paid RMB22.5 million (US$3.0 million) for acquiring an exclusive brand name right in the fourth quarter. The Group received a consideration of RMB12 million (US$1.6 million) in relation to the disposal of Teacher.com. Net cash used in investment activities in 2006 was RMB143 million (US18.3 million), mainly reflecting transfer to fixed deposit of RMB169.1 million (US$21.7 million).
Net cash used in financing activities in 2007 was RMB45.1 million (US$6.2 million), mainly reflecting the payment of expenses in connection with Share Exchange Transaction of RMB35.0 million (US$4.8 million) and the payment of RMB5.8 million (US$0.8 million) for acquiring the remaining stake in CCH in the third quarter of 2007. Net cash provided by financing activities in 2006 was RMB205.8 million (US26.3 million), mainly reflecting the net cash proceeds from the Share Exchange transaction of RMB196.2 million (US$25.1 million).
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
Total assets at the end of 2007 amounted to RMB950.7 million (US$130.2 million). In 2006, total assets was RMB940.6 million (US$120.4 million), an increase of 1.1%. Total current assets increased by 1.2% to 783.1 million (US$107.3 million).
Account receivable decreased from RMB41.7 million (US$5.3 million) as at December 31, 2006 to RMB35.3 million (US$4.8 million) at the end of 2007. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, decreased slightly from RMB2.0 million (US$0.3 million) as at December 31, 2006 to RMB3.1 million (US$0.4 million) in 2007.
Prepaid expenses and other current assets increased from RMB5.2 million (US$0.7 million) as at December 31, 2006 to RMB7.1 (US$1.0 million). The increase was mainly due to the increase in accrued interest.
During the first quarter of 2007, the Group has disposed of Tongfang Education in exchange for a 17.85% direct stake in Tongfang Chuangxin. As a result, the intangible assets and goodwill amounting to RMB1.6 million (US$0.2 million) were eliminated. The direct stake in Tongfang Chuangxin was recorded as a long term investment. During the fourth quarter of 2007, the Group has disposed of Teacher.com. As a result of these two transactions, long term investment increased from RMB5.1 million (US$0.7 million) as at December 31, 2006 to RMB11.2 million (US$1.5 million) as at December 31, 2007.

The Group also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Group. The related party is still in the process of transferring its satellite related businesses to the Group. Amounts advanced to the related party were RMB119.9 million (US$16.4 million) as at December 31, 2007. As at December 31, 2006, the amount advanced was RMB129.9 million (US$16.6 million), the decrease is mainly due to repayment made.
The Group had no other borrowings at December 31, 2007 other than a financial lease of an insignificant amount.
Contractual Obligations and Commercial Commitments. The Group has various contractual obligations that will affect its liquidity. The following table sets forth the contractual obligations of The Group as of December 31,2007:

	Payment Due by Period
		Within
	Total	1 Year	2009	2010	2011 and beyond	Other
	(RMB	(RMB	(RMB	(RMB	(RMB	(RMB
	‘000)	‘000)	‘000)	‘000)	‘000)	‘000)
Capital lease obligation	34	34	—	—	—	—
Operating lease commitments	18,642	7,604	3,393	2,823	4,822	—
FIN48 obligation	27,892	—	—	—	—	27,892
Total contractual obligations	46,802	7,638	3,393	2,823	4,822	27,892
Equivalent US$ ‘000.	6,421	1,046	465	387	661	3,821
Operating Leases. The Group leases certain office premises under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2005, 2006, and 2007 were RMB2.7 million, RMB3.6 million and RMB6.7 million (US$0.9 million), respectively. The Group has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangement for the years ended December 2005, 2006 and 2007 were RMB18.5 million, RMB18.2 million and RMB18.4 million (US$2.5 million), respectively. The Group had no fixed commitment on information usage and satellite platform usage fee. The satellite platform usage fee was payable to the CCLBJ calculated at 10% of revenue generated by a subsidiary of the Group during the period.
Off-Balance Sheet Arrangements
The Group has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.
Item 7. Financial Statements
     Please see the financial statements beginning on page F-1 located at the end of this annual report.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On February 28, 2007, Goldstein Golub Kessler LLP (“GGK”) resigned as our independent registered public accounting firm. GGK which served as our independent registered public accounting firm during our two fiscal years ended December 31, 2004 and 2005, and during the period beginning on January 1, 2006 and ending on the date of GGK’s resignation. We have selected Deloitte Touch Tohmatsu CPA Ltd.(“DTT”) to serve as the Company’s independent registered public accounting firm beginning the fiscal year ended December 31, 2006. DTT was engaged on March 13, 2007, and continues to serve as the Company’s independent registered public accounting firm. This change in independent registered public accounting firm was previously reported by us in a Current Report on Form 8-K filed with the Securities and Exchange Commission dated March 6, 2007 and the amendment dated March 14, 2007.
Item 8A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures: Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(2)) as of the end of the period covered by this Form 10K-SB. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports we file under the Exchange Act.
(b) Management’s Annual Report on Internal Control Over Financial Reporting :
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report (December 31, 2007), based on the Commission Guidance Regarding Management Report on Internal Control over financial Reporting under Rule 13a or 15(d) of the Securities Exchange Act of 1934, as amended. The conduct of this assessment is based on two main principles as follows:
-	The management should evaluate whether it has implemented controls that adequately address the risk that a material misstatement of financial statements would not be prevented or detected in a timely manner, and

-	The management evaluation of evidence about the operation of its controls should be based on its assessment of risk.
     Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2007 despite having the following significant deficiencies:
-	the company has previously established an anti-fraud program, but the whistleblower program has not been implemented as of December 31, 2007.

-	The company does not have an internal audit function as of December 31, 2007.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
(c ) Changes in Internal Control Over financial Reporting: There were no changes in our internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     None.

PART III.
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
Our current directors and executive officers are as follows:

Name	Age	Title
Ron Chan Tze Ngon	51	Chairman and Chief Executive Officer

Yin Jianping	46	Vice Chairman and Non Executive Director

Daniel Tseung	37	Director

Justin Tang	36	Director

Richard Xue	37	Director

Li Wei	45	Chief Operating Officer

Antonio Sena	52	Chief Financial Officer and Secretary

Michael Santos	46	Chief Marketing Officer

Jim Ma	36	Chief Accounting Officer & Vice President, Finance
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
     Ron Chan Tze Ngon is our Chairman and Chief Executive Officer, responsible for CEC’s strategic direction and shaping its various business models. Mr. Chan was appointed Chief Executive Officer of CCH in 1999 at CCH’s inception. Mr. Chan worked as a sales executive in Sun Hung Kai (China) Limited from 1983 to 1985, and from 1985 to 1986 was sales manager for Unisys China Limited. From 1987 to 1988, he was strategic account manager for Unisys Asia Limited, and thereafter joined Unisys Hong Kong Limited as a sales director until 1990. Mr. Chan then joined CL Computer China/Hong Kong Limited as its general manager prior to founding, in 1993, Technology Ventures Holdings, an information technology company currently listed on the Hong Kong Stock Exchange. Mr. Chan holds a Master of Science, Mathematics degree and a Master of Computer Science degree, both from Concordia University, Montreal, Canada.
     Yin Jianping is our Vice-Chairman and Non Executive Director. Mr. Yin was the Chairman of CCH since 2000. He graduated from the Southwest Finance and Economy University of China with a bachelor’s degree in finance. From 1984 to 1993, Mr. Yin worked in various PRC government departments, including heading the Economic Planning Department of the Tibet Municipal Government and serving as Economic Planning Officer of Naqu Region, Tibet Province. Mr. Yin left government service, and from 1993 to 1997 ran his own businesses in Sichuan Province, PRC. Prior to joining CCH in 2000, he was the president of Lasha Beer Company Limited, in charge of its daily operations from 1997 to 2000.
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
     Daniel Tseung Mr. Tseung is a director of our company and since 2000 has been the Managing Director at Sun Hung Kai Properties Direct Investments Ltd., the private equity division of one of Asia’s largest conglomerates, as well as Director of Investments for SUNeVision Holdings Limited, an Asian Internet infrastructure and services provider. From 1997 to 2000 he was a Director in the Technology & Communications Group of GE Equity, the private equity arm of GE Capital. He also currently serves on the Board of Directors of RCN Corporation (NASDAQ: RCNI) and Owens Corning (NYSE: OC). Mr. Tseung holds a Bachelor’s degree from Princeton University and a Master’s Degree from Harvard University.
     Richard Xue Richard Xue is a director of our company and since July 2005 has been the Chief Financial Officer at Target Media, one of the largest out-of-home advertising network in China. From 2003 to 2005 he was Vice President of Strategy and Business Development at eLong, the 2nd largest online travel company in China. Prior to joining eLong in December 2003, Mr. Xue worked for eight years in investment banking in the United States and China. Mr. Xue studied at Tsinghua University in China and received a BS degree in Physics from University of Illinois and an MBA degree from University of Chicago in the United States.
     Antonio Sena is our Chief Financial Officer, overseeing and coordinating the operation of its finance department as well as managing the financial functions. Mr. Sena is an Australian Chartered Accountant and ran his own management consulting practice prior to joining CEC in 2004. From 1996 to 2003, he was the Chief Financial Officer of Fujitsu PC Asia Pacific and and from 1990 to 1996, he worked with the Byron Richfield Group in Hong Kong as Finance Director. From 1985 to 1990, he was the General Manager of Imagineering Asia, a large Australian listed IT distributor. Mr. Sena holds a Bachelor of Economics from the University of Sydney (Australia) and a Master of Commerce from the University of New South Wales. He is a fellow of CPA Australia.
Li Wei is our Chief Operating Officer, overseeing the Company’s daily operational and management activities. Prior to joining us in 2001, Mr. Li was Business Director for China Orient Satellite. From 1987 to 1995, Mr. Li served in the China Liberation Army as an auditor and From 1996 to 1999, Mr. Li was the General Manager of Finance for China Venture Investment Co. He holds a Bachelor of Finance and Accounting from the Wuhan Military & Economic College and a Master of Business Administration from the People’s University.
Michael Santos is our Chief Marketing Officer. He joined CEC in 2001 and is responsible for corporate marketing, strategic business development, investor relations and fund raising activities. From 1988 to 2001 Mr. Santos was employed by Hughes Network System, and was a Senior Director of the Asia Pacific region, spearheading the deal team that saw Hughes invest in Chinacast. He has a Bachelor of Science in Electrical Engineering and a Master of Science Degree in Telecommunications and Computer Science from The George Washington University in Washington, D.C.
Jim Ma Jim Lok is our Chief Accounting Officer & Vice President, Finance. He joined CEC in 1999 and is responsible for managing the Company’s financial processes, including financial reporting, fund raising, investor relations and other related corporate finance activities of the Group. From 1994 to 1999 for Lippo Securities Limited as an associate director working on initial public offers and M&A projects. Mr. Ma holds a M.Phil (Finance) and M.A. (Engineering), both from Cambridge University (UK). He is also a Chartered Financial Analyst.
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
Based solely on copies of such reports provided to us, to the Company’s knowledge, other than the following transactions, no director, officer or beneficial owner of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2007.
—	On April 26, 2007 Venture International Limited, beneficial interest of Ron Chan Tze Ngon, disposed of 1,551,771 shares of common stock to Massive Right Limited reducing Ron Chan Tze Ngon’s beneficial interest to 2,021,945 shares representing 7.4% of outstanding common stock at December 31, 2007.

—	On November 6, 2007 Super Dynamics Limited, beneficial interest of Yin Jian Ping, disposed of 63,247 shares of common stock to Liu Bao Qian reducing Yin Jian Ping’s beneficial interest to 3,099,121 representing 11.4% of outstanding common stock at December 31, 2007.

Code of Ethics
     We adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our Chief Executive Officer and Chief financial Officer, and other persons who perform similar functions. The Code is filed as Exhibit 14.1 to this annual report. A written copy of the Code can be obtained form our website at www.chinacasteducation.com. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.
Audit Committee
     The audit committee of our board of directors reviews and monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. All related party transactions will be approved by our audit committee before we enter into them. The current members of our audit committee are Daniel Tseung, Justin Tang and Richard Xue. Daniel Tseung serves as chairman of the audit committee.
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
Changes in Director Nomination Process for Stockholders
     None
Item 10. Executive Compensation
          The Company’s executive compensation program for the named executive officers (“NEO”) is administered by the Compensation Committee of the Board of Directors.
Compensation Objectives
          We believe that the compensation programs for the Company’s NEO should reflect the Company’s performance and the value created for the Company’s stockholders. The compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. Our compensation plans intended to link individual rewards with Company’s performance by applying objective, quantitative factors, including the Company’s own business performance. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.
Process for Determining Compensation for Executives
The Compensation Committee makes independent decisions about all aspects of NEO compensation, and takes into account (i) recommendations from our CEO with respect to the compensation of the NEO other than himself and (ii) information that our Human Resources department provides regarding compensation data.
The Company’s executive’s compensation program for the NEO during 2007 is based on their remuneration at CCH before it was acquired by CEC. The program was simplistic and was less structured than a more mature US-based corporation. Three of our NEO were founders of the Company and their ownership in the Company has driven their philosophy to provide modest salaries and no annual bonus. The Compensation structure was set to retain capital resources in the Company for further growth.
In line with the Company’s listing on NASDAQ Global Market on October 29, 2007, the Compensation Committee has reviewed the Company’s compensation practices to ensure that the management’s interest are closely aligned with stockholders’ interests and that the compensation programs are designed to further the Company’s strategic priorities.
Elements of Compensation
Base Salary - Base salaries for the NEO are set forth in their respective employment agreements with CCH which had expired on the successful acquisition of CCH by CEC. No revision has been made to the base salary of the NEO during 2007.
Equity Incentive Compensation - We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. No equity incentive compensation had been granted to the NEO during 2007. Based on recommendation by the CEO, the Compensation Committee has granted stock options to the following NEO and other executives in January 2008.

Stock option units
Antonio Sena	200,000
Michael Santos	200,000
Jim Ma	200,000
The Compensation Committee is carefully monitoring our executive compensation programs and has taken into account the current stage of development of the Company. It is our general objective to provide our NEO with total annual compensation near the median of range of salaries for executives in similar positions with similar responsibilities at comparable companies over time. To accomplish this objective, we anticipate increasing levels of executive compensation in the longer term.
Summary Compensation Table
     The following sets forth all compensation paid by CEC to each of the following individuals that served as

NEO during the last two completed fiscal years. The compensation for 2006 was paid by CCH prior to our acquisition of CCH.

				Option	All Other
			Bonus	Award	Compensation
Name and Principal Position	Year	Salary ($) (2)	($)	($)	($)	Total ($)
Ron Chan Tze Ngon, Executive Director & Chief Executive Officer (1)	2007	135,313	—	—	—	135,313
	2006	135,910	—	—	—	135,910
Li Wei, Chief Operating Officer (1)	2007	78,404	—	—	—	78,404
	2006	75,261	—	—	—	75,261
Antonio Sena, Chief Financial Officer (1)	2007	130,700	—	—	—	130,700
	2006	92,666	—	—	—	92,666
Michael Santos, Chief Marketing Officer (1)	2007	184,517	—	—	—	184,517
	2006	185,332	—	—	—	185,332
Jim Ma, Vice President, Finance (1)	2007	101,484	—	—	—	101,484
	2006	101,932	—	—	—	101,932

(1)	Reflects the position held with CCH during 2006 and CEC during 2007

(2)	Reflects U.S. Dollar value of salary paid by CCH in 2006 and by CEC in 2007
Outstanding Equity Awards At Fiscal Year End
          There is no outstanding equity awards at December 31, 2007.
     Pension Plans
          We do not sponsor any qualified or non-qualified defined benefit plans.

     Nonqualified Deferred Compensation
          We do not maintain any non-qualified defined contribution or deferred compensation plans during 2007.
Director Compensation
          On February 2, 2007, our Board of Directors increased the number of directors of the Company to six and appointed Ron Chan Tze Ngon, Yin Jianping, Daniel Tseung, Justin Tang and Richard Xue to fill in the new vacancies in the Company’s Board of Directors. Until February 2, 2007, Kin Shing Li was our sole director. Mr. Li resigned from these positions effective February 2, 2007. During 2007, Mr. Li did not receive any cash or non-cash compensation from the Company for serving as our director.
The following table summarizes compensation that our directors earned during 2007 for services as members of our board and board committees:

	Fees
	Earned or			All
	Paid in	Stock	Options	Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)

Yin Jian Ping	202,969	—	—	—	202,969
Daniel Tseung	63,778	—	—	—	63,778
Justin Tang	63,778	—	—	—	63,778
Richard Xue	63,778	—	—	—	63,778
The three independent directors, Daniel Tseung, Justin Tang and Richard Xue, were each entitled to a director’s fee of US$70,000 per annum. Each independent director has also been allocated 100,000 shares of restricted common stock as part of their compensation to be issued over three years in the following tranches:

February 2008	10,000 common stock
February 2009	30,000 common stock
February 2010	60,000 common stock
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth as of March 20, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. This table also identifies the stock ownership of each of our directors and officers and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

		Percentage of
	Amount and Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(3)	Ownership(1)	Stock(2)
Ron Chan Tze Ngon	2,021,945	7.4%
Yin Jianping (4)	3,099,121	11.4%
Daniel Tseung	—	—
Justin Tang(5)	730,000	2.7%
Richard Xue(6)	—	—
Antonio Sena	93,941	* %
Li Wei	82,156	* %
Michael Santos	153,014	* %
Jim Ma	223,849	* %
All directors and officers as a group (9 persons)	6,404,026	23.5%
Sapling LLC(7)	3,085,342	11.3%
Super Dynamic Consultancy Limited(8)	3,099,121	11.4%
Hughes Network Systems, LLC(10)	2,957,573	10.8%
Raffles Nominees Pte Ltd (11)	1,490,511	5.46%

*	Less than one percent.

(1)	The foregoing information was derived from a Schedule 13G and Schedule 13D filings and information provided to the company by the respective shareholders.

(2)	Based upon 27,292,641 shares outstanding as of March 27, 2008.

(3)	Unless otherwise indicated the address for the beneficial owner is 15 Reignwood Center, No. 8 Yong An Dong Li, Jian Guo Men Wai Avenue Beijing 100022, P.R. China.

(4)	Mr. Yin’s beneficial interest is held through Super Dynamic Consultancy Limited.

(5)	Mr. Tang’s business address is c/o eLong, Inc., Union Plaza, Suite 604, 20 Chaoyang Men Wai Ave., Beijing 100020, China. Includes 300,000 shares of common stock issuable upon exercise of warrants that are currently exercisable.

(6)	Mr. Xue’s business address is #906-917, Central Plaza, 381 Huai Hai Middle Road, Shanghai, China 200020.

(7)	The business address of Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The business address of Fir Tree Capital Opportunity Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Fir Tree Value Master Fund, LP, a Cayman Island exempted limited partnership, is the sole member of Sapling, LLC, a Delaware limited liability company, and Fir Tree, Inc., a New York corporation, is the investment manager of Sapling LLC and Fir Tree Capital Opportunity Master Fund, L.P., a Cayman Islands exempted limited partnership. Fir Tree, Inc. may be deemed to beneficially own the shares held by Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P. Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree Value Master Fund, L.P. are the beneficial owners of 3,160,342 and 922,188 and 1,489,102 shares of common stock, respectively. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.

(8)	The address of the beneficial owner is 9 Penang Road, #08-14, Park Mall, Singapore 238459.

(9)	The address of the beneficial owner is Unit 1, 31 st Floor, 118 Connaught Road West, Hong Kong

(10)	The address of the beneficial owner is 11717 Exploration Lane, Germantown, Maryland 20876.

(11)	The address of the beneficial owner is 5 Shenton Way, #09-08 UIC Building, Singapore 068808.
Stock Incentive Plan
     On July 10, 2007, a total of 2,500,000 shares was approved and registered under the 2007 Omnibus Securities and Incentive Plan (“2007 Equity Plan”). Eligible participants in our 2007 Equity Plan consist of employees, directors, officers and consultants.
     The 2007 Equity Plan provides for the grant of up to 2,500,000 shares of the Company’s common stock pursuant to Distribution Equivalent Rights, Incentive Stock Options, Performance Share Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards.
     The following table provides certain information with respect to the Company’s equity compensation plan in effect as of December 31, 2007.

Number of
securities
remaining
available for
	Number of		future
	securities to	Weighted-	issuance
	be issued	average	under equity
	upon	exercise price	compensation
	exercise of	of	plans
	outstanding	outstanding	(excluding
	option,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by securities holders	—	None issued	2,487,500(1)
Equity compensation plan not approved by securities holders	—	None issued	—

(1)	On July 11, 2007 the Company granted 12,500 shares of common stock to its employees.

Item 12. Certain Relationships and Related Transactions, and Director Independence
     There have been no other transactions since January 1, 2007, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.
     Since the beginning of 2005, the Company has obtained six loans aggregating US$530,000 from Mr. Tang for the purpose of funding obligations incurred by the Company in connection with amending its certificate of incorporation and completing its acquisition of CCH. These loans bore simple interest at the rate of 8% per annum and were due on December 31, 2006. The Company repaid these loans in full on January 26, 2007.
     CEC provides its services and products to end users in the PRC through ChinaCast Li Xiang Co., Ltd. (CCLX) under the terms of a technical services agreement, dated August 11, 2003, between ChinaCast Technology (Shanghai) Limited (CCT Shanghai), ChinaCast Co., Ltd. (CCL), Li Wei and CCLX, as amended on March 29, 2004 (the “Technical Services Agreement”). Our Vice Chairman Yin Jianping owns 20% of Tibet Tiantai Investment Management Co., Ltd., a company that owns 70% of CCL. CCL owns 90% of CCLX. Under the terms of the Technical Services Agreement, CCLX is obliged to pay ChinaCast, through its subsidiaries, a monthly service fee for the services rendered by CEC. The service fee is an amount equivalent to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services. In accordance with the Technical Services Agreement, CEC has extended financial support to the SOE. For more information about the terms of the Technical Services Agreement, see “Description of Business — Technical Services Agreement between CCLX and CCT Shanghai.”
     In connection with the Technical Services Agreement ChinaCast Technology (BVI) Limited (CCT) and CCT Shanghai, on the one hand, and CCLX, CCL and Li Wei, a director of CCH, on the other hand, have also entered the Revenue and Cost Allocation Agreement, effective as of October 1, 2003. Pursuant to this agreement CEC’s customers may engage one of CEC or its subsidiaries directly to provide the required satellite broadband services. If the customers appoint CCT or CCT Shanghai directly, CEC will subcontract the performance of the service to CCLX and pay CCLX up to 10% of the revenue received from the engagement or such other amount as determined by CCT or CCT Shanghai, as the case may be, in its absolute discretion. CCT or CCT Shanghai will reimburse CCLX for expenses incurred by CCLX in relation to customer service, IT support, network operation and finance. For more information about the terms of the Revenue and Cost Allocation Agreement, see “The Business of ChinaCast — Revenue and Cost Allocation Agreement.”
     In the fiscal year ended December 31, 2007, CEC also provided satellite related service amounting to RMB1,4 million (US$0.2 million) to Wuhan Huashiyi ChinaCast Tele-Education Co., Ltd. (“Huashiyi”), which is an equity method investment of CCL. Amount due from Huashiyi as at December 31, 2007 amounted to RMB1.4 million (US$0.2 million).
     Significant related party transactions were disclosed in Note 20 to the consolidated financial statements.
Item 13. Exhibits

Exhibit	Description
3(i).1	Amended and Restated Certificate of Incorporation, as amended, as currently in effect (1)

3(i).2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation(1)

3(ii)	By-laws (1)

10.1	Pledge Agreement, dated as of November 15, 2000.(2)

10.2	Pledge Agreement, dated as of August 11, 2003.(2)

10.3	Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated August 11, 2003.(3)

10.4	Supplemental Deed to Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004.(3)

10.5	Revenue and Cost Allocation Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004.(3)

10.6	Exclusive Operating Right Agreement between Tsinghua Tongfeng Co., Ltd. and Beijing Tongfong Digital Education Technology Limited, dated June 15, 2005.(4)

10.7	Technical Service Agreement by and among ChinaCast Technology (Shanghai) Limited, the CCL Shareholders and ChinaCast Co., Ltd., dated November 15, 2000.(4)

10.8	Agreement to Acquire 80% of the holding company of the Foreign Trade Business College of Chongqing Normal University dated February 11, 2008 (5)

14.1	Chinacast Education Corporation Code of Business Conduct and Ethics For Employees, Officers and Directors (“Code of Ethics”)

21.1	List of Subsidiaries (2)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 4, 2003, subsequently amended on January 13, 2004, February 25, 2004 and March 9, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

Item 14. Principal Accountant Fees and Services
AUDIT FEES
     During the fiscal year ended December 31, 2005, the audit fee billed by GGK was $0.03 million. During the fiscal years ended December 31, 2006, the audit fee billed by DTT was $0.4 million. During the fiscal year ended December 31, 2007, the audit fee billed by DTT was $0.5 million. Another $0.4 million was billed by our independent registered public accounting firm during the fiscal year ended December 31, 2007, for rendering assurance and related services reasonably related to the performance of review of financial statements and other procedure in connection with the Company’s filings.
AUDIT RELATED FEES
     During the fiscal year ended December 31, 2005, we paid GGK $5,675 for rending assurance and related services reasonably related to the performance of the audit or review of financial statements. During the fiscal years ended December 31, 2006 and 2007, we paid our independent registered public accounting firm $nil and $nil million, respectively, for rendering assurance and related services reasonably related to the performance of the audit or review of financial statements.
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
     During the fiscal year ended December 31, 2006, we paid approximately $0.03 million to a member firm of DTT for tax compliance work. During the fiscal year ended December 31, 2007, we paid or expects to pay approximately $0.1 million to a member firm of DTT and DTT for tax compliance work and other tax related services.
ALL OTHER FEES
     During the fiscal years ended December 31, 2005, 2006 and 2007, there were no fees billed for products and services provided by the independent registered public accounting firm other than those set forth above.
AUDIT COMMITTEE Pre-approval Process, Policies and Procedures
          Our independent registered public accounting firm have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee. Our principal registered public accounting firm has informed our Audit Committee of the scope and nature of each service provided.
          In Accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent registered public accounting firm.
          Prior to the engagement of the independent registered public accounting firm for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit related, tax and other services expected to be provided by the independent registered public accounting firm during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such service rendered by the independent registered public accounting firm and the related fees.
          The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case -by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent registered public accounting firm as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.
     The Audit Committee will not grant approval for:
ú	Any service prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

ú	Provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or

ú	The retention of the independent registered public accounting firm, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.
     Tax services proposed to be provided by the independent registered public accounting firm to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.
     In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:
ú	Whether ther service creates a mutual or conflicting interest between the independent registered public accounting firm and the Company;

ú	Whether the service places the independent registered public accounting firm in the position of auditing his or her own work;

ú	Whether the service results in the independent registered public accounting firm acting as management or an employee of the Company; and

ú	Whether the service places the independent registered public accounting firm in a postion of being an advocate for the Company.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION

	By:	/s/ Ron Chan Tze Ngon

Dated: March 31, 2008	Name:	Ron Chan Tze Ngon

	Title:	Chairman and Chief Executive Officer

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

Dated March 31, 2008	By:	/s/ Ron Chan Tze Ngon

	Name:	Ron Chan Tze Ngon

	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 31, 2008	By:	/s/ Antonio Sena

	Name:	Antonio Sena

	Title:	Chief Financial Officer and Secretary (Principal Financial Officer)

Dated March 31, 2008	By:	/s/ Yin Jianping

	Name:	Yin Jianping

	Title:	Director

Dated March 31, 2008	By:	/s/ Daniel Tseung

	Name:	Daniel Tseung

	Title:	Director

Dated March 31, 2008	By:	/s/ Justin Tang

	Name:	Justin Tang

	Title:	Director

Dated March 31, 2008	By:	/s/ Richard Xue

	Name:	Richard Xue

	Title:	Director

CHINACAST EDUCATION CORPORATION
Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements
For the years ended December 31, 2005, 2006 and 2007

CHINACAST EDUCATION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION
We have audited the accompanying consolidated balance sheets of ChinaCast Education Corporation, its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, all expressed in Renminbi. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective on January 1, 2007, the Company adopted the recognition and measurement methods under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
Our audits also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such United States dollar amounts are presented solely for the convenience of the readers.
/s/ Deloitte Touche Tohmatsu CPA Ltd.
Beijing, China
March 31, 2008

CHINACAST EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	As of December 31,
	2006	2007	2007
	RMB	RMB	US$
Assets

Current assets:
Cash and cash equivalents	278,067	138,610	18,988
Term deposits	442,921	596,768	81,749
Accounts receivable, net of allowance of RMB148 for both 2006 and 2007	41,692	35,316	4,838
Inventory	3,067	2,015	276
Prepaid expenses and other current assets	5,199	7,127	976
Amounts due from related parties	2,583	3,248	445

Total current assets	773,529	783,084	107,272
Non-current deposits	—	1,948	267
Property and equipment, net	14,332	11,107	1,522
Acquired intangible assets, net	14,028	21,781	2,984
Long-term investments	5,114	11,165	1,529
Deferred tax assets	172	—	—
Non-current advances to a related party	129,866	119,914	16,426
Goodwill	3,538	1,715	235

Total assets	940,579	950,714	130,235

Liabilities, minority interest, and shareholders’ equity

Current liabilities:
Accounts payable	16,403	13,027	1,785
Accrued expenses and other current liabilities	96,204	53,376	7,311
Amounts due to related parties	4,469	—	—
Income taxes payable	42,769	31,237	4,279
Current portion of capital lease obligation	146	34	5

Total current liabilities	159,991	97,674	13,380

Capital lease obligation, net of current portion	37	—	—
Unrecognized tax benefits	—	27,892	3,821

Total non-current liabilities	37	27,892	3,821

Total liabilities	160,028	125,566	17,201

Minority interest	145,501	20,512	2,810

CHINACAST EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS — continued
(In thousands, except share-related data)

	As of December 31,
	2006	2007	2007
	RMB	RMB	US$
Commitments and contingencies (Notes 12 and 18)

Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 23,140,702 and 27,292,641 shares issued and outstanding in 2006 and 2007, respectively)	18	21	3
Additional paid-in capital	653,000	768,844	105,321
Statutory reserve	9,721	16,087	2,204
Accumulated other comprehensive loss	(2,762)	(5,205)	(713)
(Accumulated deficit) retained earnings	(24,927)	24,889	3,409

Total shareholders’ equity	635,050	804,636	110,224

Total liabilities, minority interest, and shareholders’ equity	940,579	950,714	130,235

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share-related data)

	For the years ended December 31,
	2005	2006	2007	2007
	RMB	RMB	RMB	US$
Revenues:
Service	116,221	125,556	148,903	20,397
Equipment	29,797	48,563	38,827	5,319

	146,018	174,119	187,730	25,716

Cost of revenues:
Service	(40,300)	(41,251)	(45,823)	(6,277)
Equipment	(29,054)	(48,139)	(39,678)	(5,435)

	(69,354)	(89,390)	(85,501)	(11,712)

Gross profit	76,664	84,729	102,229	14,004

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB148, RMBnil and RMB170 for 2005, 2006 and 2007, respectively)	(3,268)	(2,312)	(6,640)	(910)
General and administrative expenses (including share-based compensation of RMB1,770, RMB1,181 and RMB360 for 2005, 2006 and 2007, respectively)	(35,238)	(43,626)	(55,145)	(7,554)
Foreign exchange loss	(2,361)	(2,118)	(4,179)	(573)
Management service fee	14,286	11,623	18,035	2,471

Total operating expenses, net	(26,581)	(36,433)	(47,929)	(6,566)

Income from operations	50,083	48,296	54,300	7,438
Impairment loss on cost method investment	—	(13,270)	—	—
Gain on disposal of cost method investment	—	—	10,270	1,407
Interest income	4,594	8,302	20,156	2,761
Interest expense	(19)	(18)	(38)	(5)
Other income	581	—	—	—

Income before provision for income taxes, earnings in equity investments, and minority interest	55,239	43,310	84,688	11,601
Provision for income taxes	(10,540)	(12,299)	(21,263)	(2,913)
Net income before earnings in equity investments and minority interest	44,699	31,011	63,425	8,688
Earnings in equity investments	(402)	(914)	(1,155)	(158)
Minority interest	(8,574)	(5,833)	(3,242)	(445)

Income from continuing operations	35,723	24,264	59,028	8,085

Discontinued operations
Income (loss) from discontinued operations, net of taxes of RMBnil for both 2006 and 2007	834	(2,250)	(139)	(19)
Minority interest in discontinued operations, net of taxes of RMBnil for both 2006 and 2007	(1,669)	(2,310)	(230)	(31)

Loss on discontinued operations	(835)	(4,560)	(369)	(50)

Net income	34,888	19,704	58,659	8,035

Net income per share
Basic	2.09	1.17	2.21	0.30

Diluted	2.02	1.00	2.10	0.29

Weighted average shares used in computation:
Basic	16,657,872	16,872,309	26,567,240	26,567,240

Diluted	17,292,280	19,731,999	27,975,731	27,975,731

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share-related data)

								(Accumulated			Accumulated other	Total
	Ordinary			Additional		Statutory		deficit) retained			comprehensive	shareholders’		Comprehensive
	Shares	Amount		paid-in capital		reserve		earnings			loss	equity		income
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2005	16,657,872		13		491,766		3,540		(73,338)		49		422,030		12,423

Share-based compensation	—		—		1,540		—		—		—		1,540		—
Net income	—		—		—		—		34,888		—		34,888		34,888
Foreign currency translation adjustments	—		—		—		—		—		(1,308)		(1,308)		(1,308)
Statutory reserve	—		—		—		2,993		(2,993)		—		—		—

Balance at December 31, 2005	16,657,872		13		493,306		6,533		(41,443)		(1,259)		457,150		33,580

Share-based compensation	—		—		947		—		—		—		947		—
Exercise of share options	984,429		1		7,784		—		—		—		7,785		—
Net income	—		—		—		—		19,704		—		19,704		19,704
Recapitalization in connection with the Share Exchange Transaction (Note 1)	5,498,401		4		151,517		—		—		—		151,521		—
Deemed distribution (Note 1)	—		—		(554)		—		—		—		(554)		—
Foreign currency translation adjustments	—		—		—		—		—		(1,503)		(1,503)		(1,503)
Statutory reserve	—		—		—		3,188		(3,188)		—		—		—

Balance at December 31, 2006	23,140,702		18		653,000		9,721		(24,927)		(2,762)		635,050		18,201

Share-based compensation	12,500		—		530		—		—		—		530		—
Net income	—		—		—		—		58,659		—		58,659		58,659
Recapitalization in connection with the Share Exchange Transaction (Note 1)	4,139,439		3		121,107		—		—		—		121,110		—
Capital distribution (Note 1)	—		—		(5,793)		—		—		—		(5,793)		—
Disposal of a subsidiary (Note 3)	—		—		—		(1,052)		1,052		—		—		—
Cumulative effect of the adoption of FIN 48 on January 1, 2007 (Note 15)	—		—		—		—		(2,477)		—		(2,477)		—
Foreign currency translation adjustments	—		—		—		—		—		(2,443)		(2,443)		(2,443)
Statutory reserve	—		—		—		7,418		(7,418)		—		—		—

Balance at December 31, 2007	27,292,641		21		768,844		16,087		24,889		(5,205)		804,636		56,216

		US$	3	US$	105,321	US$	2,204	US$	3,409	US$	(713)	US$	110,224	US$	7,701

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2005	2006	2007	2007
	RMB	RMB	RMB	US$
Cash flows from operating activities:
Net income	34,888	19,704	58,659	8,035
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in continuing operations	8,574	5,833	3,242	445
Minority interest in discontinued operations	1,669	2,310	230	31
Depreciation and amortization	8,745	12,336	5,253	720
Share-based compensation	1,918	1,181	530	73
Provision for bad debts	37	111	—	—
Loss on disposal of property and equipment	3	7	—	—
Earnings in equity investments	402	914	1,155	158
Write-down of inventory	—	—	492	67
Impairment loss on cost method investment	—	13,270	—	—
Gain on disposal of cost method investment	—	—	(10,270)	(1,407)
Changes in assets and liabilities:
Accounts receivable	(22,713)	(3,212)	3,117	427
Inventory	(508)	352	396	54
Prepaid expenses and other current assets	(5,345)	9,524	(3,486)	(478)
Non-current deposits	—	—	(1,968)	(270)
Amounts due from related parties	(1,694)	821	(665)	(91)
Accounts payable	7,418	5,776	(2,021)	(277)
Accrued expenses and other current liabilities	16,941	13,961	4,309	590
Amounts due to related parties	87	243	(134)	(18)
Income taxes payable	7,335	11,639	10,089	1,382
Deferred tax assets	172	173	172	24
Unrecognized tax benefits	—	—	4,555	624

Net cash provided by operating activities	57,929	94,943	73,655	10,089

Cash flows from investing activities:
Purchase of equity investment	(4,300)	—	—	—
Purchase of cost investment	(15,000)	—	—	—
Repayment from amount due from related party	—	5,000	—	—
Advances to related parties	(15,182)	—	(1,443)	(198)
Repayment from advance to related parties	—	18,611	11,395	1,561
Refundable deposit for purchase of equipment	(3,800)	—	—	—
Return of deposit for purchase of equipment	9,004	3,800	—	—
Deposits for business acquisition	—	(10,000)	—	—
Return of deposit for business acquisition	—	10,000	—	—
Purchase of property and equipment	(297)	(1,301)	(2,690)	(368)
Purchase of subsidiaries, net of cash acquired (Note 4)	(12,195)	—	—	—
Term deposits	50,103	(169,123)	(153,847)	(21,075)
Disposal of cost method investment	—	—	12,000	1,644
Acquisition of brand name usage right (Note 9)	—	—	(22,532)	(3,087)
Net cash spent on disposal of subsidiary (Note 3)	—	—	(9,113)	(1,248)

Net cash provided by (used in) investing activities	8,333	(143,013)	(166,230)	(22,771)

Cash flows from financing activities:
Capital distribution (Note 1)	—	—	(5,793)	(794)
Net cash proceeds from the Share Exchange Transaction (Note 1)	—	196,247	—	—
Payment of expenses in connection with Share Exchange Transaction	—	—	(34,956)	(4,788)
Repayment of capital lease obligation	(151)	(160)	(147)	(20)
Repayment of bank loan	(140)	—	—	—
Repayment of advances from related parities	—	—	(4,251)	(582)
Exercise of share options	—	9,699	—	—

Net cash (used in) provided by financing activities	(291)	205,786	(45,147)	(6,184)

Effect of foreign exchange rate changes	(28)	(17)	(1,735)	(237)

Net increase (decrease) in cash and cash equivalents	65,943	157,699	(139,457)	(19,103)
Cash and cash equivalents at beginning of the year	54,425	120,368	278,067	38,091

Cash and cash equivalents at end of the year	120,368	278,067	138,610	18,988

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands)

	For the years ended December 31,
	2005	2006	2007	2007
	RMB	RMB	RMB	US$
Non-cash investing and financing activities:
Acquisition of property and equipment in exchange for payable	392	144	—	—

Disposal of subsidiaries:
Consideration:
Offset against payable	—	—	6,300	863
Addition to cost method investment	—	—	8,936	1,224

	—	—	15,236	2,087

Supplemental cash flow information:
Interest paid	19	18	38	5

Income taxes paid	3,270	1,314	7,865	1,077

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

ChinaCast Education Corporation (“CEC”, formerly Great Wall Acquisition Corporation (“Great Wall”)) was incorporated under the laws of Delaware, United States, on August 20, 2003. Through a share exchange transaction, Great Wall acquired ChinaCast Communication Holdings Limited (“ChinaCast”) on December 22, 2006. CEC, its majority-owned subsidiaries, including ChinaCast, and ChinaCast’s variable interest entities are collectively referred to hereinafter as the “Company”.

ChinaCast was incorporated under the laws of Bermuda on November 20, 2003 as a limited liability company. Through its majority-owned subsidiaries and variable interest entities in the People’s Republic of China (“PRC”), ChinaCast primarily provides satellite bandwidth and network access services in distance learning, broadcasts multimedia educational content through broadband satellite network, and to a lesser extent, provides English training services and sells satellite communication related equipment and accessories.

As of December 31, 2007, CEC’s majority-owned subsidiaries and variable interest entities were as follows:

	Date of	Place of	Proportion of issued
	incorporation	incorporation	share/registered capital
Name	or establishment	(or establishment)	held by the Company		Principal activity
			Direct	Indirect
Subsidiary:

ChinaCast Communication	November 20, 2003	Bermuda	100.00%		Investment holdings
Holdings Limited

ChinaCast Communication	April 8, 2003	British Virgin Islands	—	100.00%	Investment holdings
Network Company Ltd. (“CCN”)

Subsidiary of CCN

ChinaCast Technology	June 18, 1999	British Virgin Islands	—	98.50%	Acts as a technology
(BVI) Limited (“CCT BVI”)					enabler in the satellite
					communication
					industry and investment
					holding company

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
1. ORGANIZATION AND PRINCIPAL ACTIVITIES — continued

	Date of	Place of	Proportion of issued
	incorporation	incorporation	share/registered capital
Name	or establishment	(or establishment)	held by the Company		Principal activity
			Direct	Indirect
Subsidiaries of CCT BVI

ChinaCast Technology	October 4, 1999	Hong Kong	—	98.50%	Acts as a liaison office
(HK) Limited (“CCT HK”)					for the Company’s
operation

ChinaCast Technology	December 20, 2000	PRC	—	98.50%	Provision of technical
(Shanghai) Limited					services to related
(“CCT Shanghai”)					parties

Yupei Training Information	April 30, 2007	PRC	—	98.50%	Investment
Technology Co., Ltd.					holdings
(“YPSH”)

Modern English Trademark	March 9, 2007	British Virgin	—	98.50%	Brand name usage
Limited (“MET”)		Islands			right holdings

Variable interest entities:

ChinaCast Li Xiang Co., Ltd.	May 7, 2003	PRC	—	—	Provision of satellite broad
(“CCLX”)					band services

Subsidiary of CCLX

Jiangsu English Training	February 28, 2007	PRC	—	—	Provision of English
Technology Limited (“JSET”)					training services
Share Exchange Transaction
On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast. Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the transaction was consummated on December 22, 2006 (the “Share Exchange Transaction”), the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the consummation date was designed as the effective date when 80.27% of the outstanding ordinary shares of ChinaCast were acquired by Great Wall and the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as minority interest for all the periods presented. In addition, shares and share-related data for all periods presented prior to the Share Exchange Transaction were retrospectively restated as if the ordinary shares had historically been authorized, issued, and outstanding under Great Wall's capital structure.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
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
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
1. ORGANIZATION AND PRINCIPAL ACTIVITIES — continued
The Share Exchange Transaction — continued
During 2007, CEC acquired additional shares by issuing shares of CEC and cash amounted to RMB5,793 to certain original ChinaCast shareholders and, as of July 11, 2007, CEC increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.
Reorganization of ChinaCast prior to the Share Exchange Transaction
PRC regulations restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. To comply with these regulations, a substantial portion of the Company’s satellite broadband business activities is conducted through CCLX, a variable interest entity established on May 7, 2003. ChinaCast and its majority-owned subsidiaries do not have legal ownership of CCLX which is licensed to provide value-added satellite broadband services in the PRC. CCLX is legally owned by ChinaCast Co., Ltd. (“CCL”) and Li Wei, a PRC citizen. The two parties contributed their own funds in an aggregate amount of Renminbi (“RMB”) 19,063 with no loans provided by ChinaCast or its majority-owned subsidiaries. Accordingly, the investment was reported as minority interest in the accompanying consolidated financial statements. Each of these investors is the related party of the Company acting as de facto agent for the Company. The Company is the primary beneficiary and absorbs 100% of the earnings or losses from CCLX. CCLX entered into various contractual arrangements with CCT Shanghai, including a technical services agreement to engage CCLX to provide the required satellite broadband services. In return, CCLX is required to pay CCT Shanghai fees for providing assistance to CCLX in the implementation of CCLX’s businesses and the supply for CCLX’s use, ancillary equipment together with certain associated software and technical documentation. As such, CCT Shanghai is entitled to receive fees in amount up to all of the net income of CCLX. CCT BVI has also provided funding to CCLX totaling RMB43,981 through December 31, 2007 to finance the development of CCLX’s business operations.
As of December 31, 2007, total assets of CCLX included in the accompanying consolidated financial statements were approximately RMB81,000, the associated liabilities were approximately RMB62,000. Revenue and net income of CCLX for the year end December 31, 2007 was RMB102,423 and RMBnil, respectively. There are no assets of the CEC and its majority-owned subsidiaries that serve as collateral for CCLX and the creditors of CCLX have no recourse to the general credit of CEC and its majority-owned subsidiaries.
CCL was not accounted for as a variable interest entity and is not included in the accompanying consolidated financial statements because ChinaCast was not considered to be the primary beneficiary of CCL. As of December 31, 2007, total assets of CCL were approximately RMB431,000 (unaudited) and the associated liabilities were approximately RMB179,000 (unaudited). Revenue and net income of CCL for the year end December 31, 2007 were RMB46,527 (unaudited) and RMB33,571 (unaudited), respectively.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). All amounts in the accompanying consolidated financial statements and notes are expressed in RMB. Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB7.30 was applied at December 31, 2007.

Certain accounts and balances in the 2005 and 2006 financial statements and the related notes have been retrospectively adjusted to reflect the effect of discontinued operations as described in Note 3.

(b)	Basis of consolidation

Following the Share Exchange Transaction (see Note 1), the consolidated financial statements include the financial statements of CEC, its subsidiaries and its variable interest entities. Prior to the Share Exchange Transaction, the consolidated financial statements include ChinaCast, its subsidiaries, and CCLX. All significant inter-company transactions and balances were eliminated upon consolidation.

(c)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.

(d)	Term deposits

Term deposits consist of deposits placed with financial institutions with remaining maturities of greater than three months but less than one year when purchased.

(e)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, the useful lives and impairment for property and equipment and acquired intangible assets, inventory valuation, impairment of cost method investment, valuation allowance for deferred tax assets, unrecognized tax benefits and impairment of goodwill.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
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

Acquired intangible assets are initially measured based on their fair value, and are being amortized on a straight-line basis over their expected useful economic lives. Expected useful economic lives of acquired intangible assets are as follows:

Distance learning service agreements with universities	46 months
Training school operating right	10 years
Brand name usage right	10 years
(i)	Impairment of long-lived assets

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(j)	Goodwill

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The first step for testing goodwill impairment is by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(l)	Revenue recognition

The Company’s principal sources of revenues are from the provision of satellite bandwidth and network access services in distance learning, broadcasting of multimedia educational content through broadband satellite network, and to a lesser extent, the provision of English training services and sales of satellite communication related equipment and accessories. The Company recognizes revenue when (1) there is persuasive evidence of an arrangement with the customer, (2) product is shipped and title has passed, and the Company has no significant future performance obligation, (3) the amount due from the customer is fixed or determinable, and (4) collectibility is reasonably assured. The Company assesses whether the amount due from the customer is fixed or determinable based on the terms of the agreement with the customer, including, but are not limited to, the payment terms associated with the transaction. The Company assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer.

Revenues from provision of satellite bandwidth and network access services in distance learning are recognized as the services are provided. Subscription fees received from multimedia educational content broadcasting services are recognized as revenue over the subscription period during which the services are delivered.

The Company established an English training service business line in the third quarter of 2007. The Company provides two types of tuition services to students. Students can attend English classes with unlimited access within a certain period of time generally from 2 to 12 months. The other type of classes limits the number of times students can access within a certain period of time generally from 3 to 12 months. Tuition fees are non-refundable for both types of tuition services. Revenues from the unlimited access classes are recognized on a straight-line basis over the service period. Revenues from the limited access classes are deferred and recognized upon completion of the tuition period in the absence of records supporting the number of times students have attended during the tuition period.

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(l)	Revenue recognition — continued

Certain equipment sales contracts provide for customer warranty after the equipment is delivered and tested by the customer upon delivery of the equipment. The acceptance provisions state that if the equipment does not perform to the specifications provided by the Company, then the customer has a warranty which provides the customer with the to return the equipment for a full refund or a replacement unit, or may require the Company to repair the equipment so that it performs up to the agreed upon specifications. The warrant provision expires one year from the date of delivery. The Company recognizes revenue upon delivery of the equipment. Warranty claims have not been significant historically and a reserve for warranty costs was not considered necessary at December 31, 2006 and 2007.

The Company presents revenue net of applicable business taxes and value added taxes, which totaled RMB11,864, RMB19,027 and RMB18,734 for the years ended December 31, 2005, 2006 and 2007, respectively of which RMB355, RMB906 and RMB64 was included in income or loss from discontinued operations, respectively.

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

(o)	Foreign currency translation

The Company uses RMB as its reporting currency. Balance sheet accounts are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains, and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative transition adjustments and are shown as a separate component of other comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(o)	Foreign currency translation — continued

The functional currency of CEC is the US$ while the functional currency of the Company’s major operating subsidiaries and variable interest entities is RMB. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the applicable functional currencies at the rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates and transactions dominated in other currencies are converted at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

(p)	Foreign currency risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents and term deposits of the Company included aggregate amounts of RMB81,254 and RMB298,460 at December 31, 2006, RMB137,568 and RMB567,590 at December 31, 2007, respectively, which were denominated in RMB.

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
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
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

Non-current advances to a related party (Note 20) are non-interest bearing and unsecured. As there are no fixed repayment terms, the Company’s management considers that it is impracticable to estimate the fair value of the advances by using any of the appropriate valuation methods.

Capital lease obligation bears a fixed rate of interest. Because the stated interest rate reflects the market rate, the carrying value of the capital lease obligation approximates its fair value.

(s)	Income taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007, as detailed in Note 15.

(t)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the consolidated statements of shareholders’ equity and comprehensive income.

(u)	Segment reporting

The Company has one segment. The Company’s revenue and net income are substantially derived from provision of satellite bandwidth and network access services throughout the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC. The Company’s chief operating decision maker is the Chief Executive Officer who reviews consolidated financial information prepared using US GAAP when making decisions about allocating resources and assessing performance of the Company.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(u)	Segment reporting — continued

A summary of customers accounting for 10% or more of total net revenues was as follows:

	For the years ended December 31,
	2005	2006	2007
	RMB	RMB	RMB
Customers:
A	21,244	20,973	21,333
B	16,439	N/A	N/A
C	15,174	N/A	N/A
D	N/A	25,382	N/A
E	N/A	N/A	30,872

Two customers as of December 31, 2006 and two different customers as of December 31, 2007 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 26.8% and 25.7% of the Company’s accounts receivable balances at December 31, 2006 and 2007, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(w)	Share-based compensation

The Company accounts for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” from the inception of the Company's stock compensation plans. SFAS No. 123R requires share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to paid-in capital. Compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period which is generally the vesting period.

(x)	Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (November 15, 2008 for certain non-financial assets and liabilities) and interim periods within those fiscal years. The Company believes the adoption of SFAS No. 157 will not have a significant effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have a significant effect on its consolidated financial position or results of operations.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(x)	Recently issued accounting pronouncements — continued

In December 2007, the FASB issued SFAS No. 141R, “Business Combination”, to improve reporting creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating whether the adoption of SFAS No. 141R will have a significant effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transaction. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position or results of operations.
3.	DISCONTINUED OPERATIONS

As of December 31, 2006, the Company had a 50% stake in Beijing Tongfang Digital Education Technology Limited (“Tongfang”) and Tongfang had a 51% stake in Beijing Tongfang Chuangxin Technology Limited (“Tongfang Chuangxin”). The Company considers Tongfang and Tongfang Chuangxin as subsidiaries due to the fact that the Company controls the entities by having the majority voting rights in the board of directors of Tongfang who in turn holds a majority ownership interest in Tongfang Chuangxin. On February 9, 2007, the Company completed the transaction under a sale and purchase agreement with Tongfang Co. Limited to dispose all of its shareholding in Tongfang in return for a 17.85% interest in Tongfang Chuangxin. As part of the consideration for the sale, the Company offset its RMB6,300 payable to Tongfang Co. Limited against the sale proceeds. No significant gain or loss was reported as a result of the sale. Tongfang ceased to be a subsidiary of the Company and the Company has accounted for its investment in Tongfang Chuangxin amounting to RMB8,936 under the cost method of accounting thereafter.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
3.	DISCONTINUED OPERATIONS — continued
The following is a summary of the assets and liabilities associated with the discontinued operations as of December 31, 2006 and February 9, 2007:

	As of	As of
	December 31,	February 9,
	2006	2007
	RMB	RMB
Current assets of discontinued operations:
Cash and cash equivalents	7,432	9,113
Accounts receivable, net	2,994	2,715
Prepaid expenses and other current assets	1,428	1,732

	11,854	13,560

Non-current assets of discontinued operations:
Property and equipment, net	1,464	1,433
Acquired intangible assets, net	14,028	13,581

	15,492	15,014

Current liabilities of discontinued operations:
Accounts payable	1,355	1,355
Accrued expenses and other current liabilities	5,483	6,884

	6,838	8,239

Minority interest	6,463	6,694

Attributable goodwill	1,595	1,595

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations are as follows for the year ended December 31, 2005, 2006, and 2007:

	For the years ended December 31,
	2005	2006	2007
	RMB	RMB	RMB
Revenues	6,329	15,570	1,096
Income (loss) before provision of income taxes from discontinued operations	834	(2,250)	(139)
Provision for income taxes	—	—	—
Minority interest in discontinued operations	(1,669)	(2,310)	(230)
Loss from discontinued operations, net of tax	(835)	(4,560)	(369)
Net loss on discontinued operations per share — basic	(0.05)	(0.27)	(0.01)
Net loss on discontinued operations per share — diluted	(0.05)	(0.23)	(0.01)

All notes to the accompanying consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
4.	ACQUISITION
In October 2005, CCT Shanghai acquired 50% of the outstanding registered capital of Tongfang, in exchange for a total consideration of RMB21,000, of which RMB14,700 was paid in 2005 and the remaining balance of RMB6,300 had not been paid until the disposal of Tongfang, which had been offset in the disposal of Tongfang as detailed in Note 3. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price was allocated as follows:

		Weighted average amortization
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

Note:	Through the acquisition of Tongfang, the Company acquired the exclusive operating right of Tsinghua Tongfang Education Training School (“ETS”) for a period of 10 years. ETS is a government agency which has the right to enroll students and offer training services. With the exclusive operating right, the Company can provide, exclusively, distance learning services to ETS to train the students enrolled by ETS and as consideration, ETS will pay a distance learning service fee to the Company. The Company had not commenced providing distance learning services to ETS as of February 9, 2007, the date of disposal of Tongfang as detailed in Note 3. Accordingly no distance learning service revenue was recorded.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
4.	ACQUISITION — continued

Pro forma

The following supplemental unaudited pro forma results of operations for the year ended December 31, 2005 presented the acquisition as if it had occurred on January 1, 2005. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the date indicated, or that may result in the future:

For the year ended
December 31, 2005
RMB
(unaudited)
Net revenues	166,205
Net income attributable to holders of ordinary shares	31,974
Net income per share — basic	1.92
Net income per share — diluted	1.85
5.	INVENTORY

Inventory consisted of the following:

	As of December 31,
	2006	2007
	RMB	RMB
Satellite communication related equipment and equipment accessories	3,067	2,015

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2006	2007
	RMB	RMB
Prepayments to suppliers	2,369	849
Deposit for project development	320	1,413
Accrued interest income	—	3,319
Others	2,510	1,546

	5,199	7,127

Other current assets primarily include recoverable value added tax, staff advance, prepaid service fee and other miscellaneous prepayments.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
7.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of December 31,
	2006	2007
	RMB	RMB
Rental deposits	—	1,948

Rental deposits represented satellite rental deposit for ChinaCast satellite business operations and office rental deposits for the Company’s daily operations. These deposits are classified as non-current deposits since they will not be refunded within one year.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2006	2007
	RMB	RMB
Satellite hub equipment	33,842	34,626
Computer equipment	15,802	14,725
Furniture and fixtures	658	1,252
Motor vehicles	1,598	1,589

	51,900	52,192
Less: accumulated depreciation	(37,568)	(41,085)

	14,332	11,107

The Company leases a motor vehicle under a capital lease (see Note 12). The cost of the asset under the capital lease is included in property and equipment and was RMB787 at both December 31, 2006 and 2007. Accumulated depreciation of the leased asset as of December 31, 2006 and 2007 was approximately RMB506 and RMB602, respectively.

Total depreciation expense, including depreciation of motor vehicle under capital lease, totaled RMB7,387, RMB6,986, and RMB4,055 for the years ended December 31, 2005, 2006, and 2007, respectively. Depreciation expense included in income from continuing operations was RMB7,312, RMB6,654 and RMB4,037 for the years ended December 31, 2005, 2006 and 2007, respectively, and that included in income or loss from discontinued operations was RMB75, RMB332 and RMB18 for the years ended December 31, 2005, 2006 and 2007, respectively.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
9.	ACQUIRED INTANGIBLE ASSETS, NET
Acquired intangible assets, net consisted of the following:

	As of December 31,
	2006	2007
	RMB	RMB
Brand name usage right	—	22,532
Distance learning service agreements with universities	20,465	—
Training school operating right	271	—

	20,736	22,532
Less: accumulated amortization	(6,708)	(751)

	14,028	21,781

On August 30, 2007, the Company acquired 100% of the outstanding registered capital of MET, in exchange for cash of RMB22,532 (US$3,000). MET has no asset or liability except for a 10-year exclusive brand name usage right. The acquisition was recorded as an intangible asset, which is being amortized on a straight-line basis over 10 years.
In 2007, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB751. The Company will record amortization expenses of RMB2,253, RMB2,253, RMB2,253, RMB2,253, RMB12,769 in 2008, 2009, 2010, 2011 and 2012 thereafter, respectively.
In 2005, the Company acquired certain agreements with universities and a training school operating right through an acquisition (see Note 4). The Company also recorded amortization expenses in respect of agreements with universities and a training school operating right amounting to RMB1,358, RMB5,350, and RMB447 for the years ended December 31, 2005, 2006, and 2007, respectively. These amortization expenses were all included in discontinued operations because the related agreements and operating right were no longer recorded as the Company’s intangible assets following the disposal of Tongfang in February 2007 as detailed in Note 3.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
10. LONG-TERM INVESTMENTS
     Long-term investments consisted of the following:

			Percentage	As of December 31,
Name of investment	Notes		of ownership	2006	2007
				RMB	RMB
Equity investments:
ChongQing ChinaCast Distance Learning Service Limited	(a	)	20%	181	284
Guo You Communication Network Limited	(b	)	43%	3,203	1,945

				3,384	2,229

Cost investment:
Beijing Dongshi-ChinaCast Education Technology Co., Ltd.	(c	)	20%	1,730	—
Beijing Tongfang Chuangxin Technology Limited	(Note 3)		17.85%	—	8,936

Total				5,114	11,165

Notes:

(a)	In February 2004, the Company established ChongQing ChinaCast Distance Learning Service Limited (“ChongQing ChinaCast”) and invested a 20% ownership interest in ChongQing ChinaCast for RMB400. The Company has accounted for its investment in ChongQing ChinaCast under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest.

(b)	In March 2005, the Company established Guo You Communication Network Limited (“Guo You”) and invested a 43% ownership interest in Guo You for RMB4,300. The Company has accounted for its investment in Guo You under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
10.	LONG-TERM INVESTMENTS — continued
(c)	In June 2005, the Company acquired a 20% ownership interest in Beijing Dongshi-ChinaCast Education Technology Co., Ltd. (“Dongshi ChinaCast”) for RMB15,000. In view of its limited representation on the board of directors, the concentration of majority ownership among a group of other investors who operates Dongshi ChinaCast and the Company has assigned all of its voting rights to one of the other shareholders of Dongshi ChinaCast under certain circumstances, the Company has concluded that it can not exercise significant influence over the operating and financial activities of Dongshi ChinaCast. Accordingly, the Company has accounted for its investment in Dongshi ChinaCast under the cost method of accounting.

In 2006, due to the unsatisfactory operating performance of Dongshi ChinaCast, the Company reviewed the recoverability of the carrying value of its investment in Dongshi ChinaCast which resulted in impairment losses of RMB13,270. These losses reflect the amounts by which the carrying value of this investment exceeded its estimated fair value determined by its estimated future discounted cash flows. The impairment loss was recorded as a component of other income and losses in the consolidated statements of operations in 2006. The Company had been actively looking for exist strategy regarding this cost method thereafter.

On August 30, 2007, the Company entered into an agreement to dispose of its 20% stake in Dongshi ChinaCast for a consideration of RMB12,000. The transaction was completed on October 9, 2007. As such, a gain of RMB10,270 on disposal of this cost method investment was recorded as a component of other income and losses in the consolidated statements of operations in 2007.
11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2006	2007
	RMB	RMB
Accrued professional fees	49,726	9,090
Accrued employee payroll and other compensation	4,520	1,803
Prepayment from customers	5,838	6,005
Payable for acquired property and equipment	536	—
Payable related to the acquisition (Note 4)	6,300	—
Other accrued expenses	1,228	2,561
Business taxes payable	27,709	33,414
Other taxes payable	347	503

Total	96,204	53,376

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
12.	CAPITAL LEASE OBLIGATION

	As of December 31,
	2006	2007
	RMB	RMB
Capital lease obligation bearing an average interest rate of 5.5% per annum	183	34
Current portion of capital lease obligation	(146)	(34)

Capital lease obligation, less current portion	37	—

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2007 were as follows:

RMB
Year ending December 31, 2008	38
Less: amount representing interest	(4)

Present value of net minimum lease payments	34
Less: current portion of capital lease obligation	(34)

Non-current capital lease obligation	—

The term of the capital lease is five years expiring in 2008. Interest rate is fixed at the contract date.
13.	STOCK COMPENSATION PLANS
2001 Stock Incentive Plan
In April 2000, CCT BVI adopted 2001 Stock Incentive Plan, under which CCT BVI may grant options to purchase up to 11,111,542 ordinary shares of CCT BVI to its employees, directors and consultants at price not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-qualified options.
These options will expire ten years from the date of grant and vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. CCT BVI has not granted any option under this plan and does not anticipate granting any options under this plan in the future.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
13.	STOCK COMPENSATION PLANS — continued
2003 Employee Share Option Scheme
In July 2003, CCN adopted a plan under which CCN may grant options to purchase up to 7,907,982 ordinary shares at a par value of US$0.01 per share to its employees and directors for a price of US$0.15 per share.
These options will expire ten years from the date of grant and vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. CCN has not granted any options under this plan and does not anticipate granting any options under this plan in the future.
Pre-IPO Share Option Plan
Under the Pre-IPO Plan adopted in March of 2004, ChinaCast may grant options to purchase up to 26,110,000 ordinary shares to employees and directors at an exercise price of Singapore dollar (“S$”) 0.073 (US$0.043). The Pre-IPO Plan will remain in effect for 10 years starting from the date of adoption. New shares are to be issued by ChinaCast upon option exercise.
On March 29, 2004, ChinaCast granted, under the Pre-IPO Plan, 26,110,000 options to purchase 26,110,000 ordinary shares to certain employees and directors at an exercise price of S$0.073 (US$0.043) per share. For every year of employment the grantee has completed, 25% of the options granted to such grantee would become vested over 4 years. All the options granted have been exercised in 2006. There are no options remaining for future grant.
A summary of the share option activity under Pre-IPO Share Option Plan was as follows:

Weighted average
	Number of	exercise price
	option	S$	US$
Options outstanding at January 1, 2005	26,110,000	0.073	0.043
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at December 31, 2005	26,110,000	0.073	0.043
Granted	—	—	—
Exercised	26,110,000	0.073	0.043
Cancelled	—	—	—

Options outstanding at December 31, 2006	—	—	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at December 31, 2007	—	—	—

Options exercisable at December 31, 2007	—	—	—

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
13.	STOCK COMPENSATION PLANS — continued
Pre-IPO Share Option Plan — continued
The per share fair value of options as of March 29, 2004, the grant date was as follows:

Ordinary shares	S$0.2075 (US$0.123)
The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was nil, $5,144 and nil, respectively.
The fair value of each option granted is estimated on the date of grant using the Binomial method.
Option grants

Average risk-free rate of return	3.14%
Weighted average expected option life	10 years
Volatility rate	54%
Dividend yield	0%
Post-IPO Share Option Plan
Under the Post-IPO Plan adopted in March of 2004, ChinaCast may grant options to purchase up to 15% of the issued ordinary shares on the day preceding the date of the relevant grant to employees and directors.
The options that are granted under the Post-IPO Plan may have exercise prices that are at the discretion of a committee comprising of directors, (a) set a discount to a price (the “Market Price”) equal to the average of the last dealt prices for the shares on the Main Board of the Singapore Exchange Securities Trading Limited for the 5 consecutive market days immediately preceding the grant date (subject to a maximum discount of 20%), in which event, such options may be exercised after the second anniversary from the grant date; (b) fixed at the Market Price, which may be exercised after the first anniversary of the grant date. Options granted under the Post-IPO Plan will have a term of 5 years. ChinaCast has not granted any options under the Post-IPO Plan. Accordingly, there are 66,272,475 options available for future grant.
2007 Omnibus Securities and Incentive Plan (“2007 Plan”)
Under the 2007 Plan adopted in May 2007, CEC may grant awards to eligible participates, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.
On July 11, 2007, CEC granted, under the 2007 Plan, 12,500 ordinary shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75). Total share-based compensation expenses amounting to RMB530 were recognized for the year ended December 31, 2007.
As of December 31, 2007, no other awards have been granted under the 2007 Plan.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
14.	MANAGEMENT SERVICE FEE
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
15.	INCOME TAXES
CEC was incorporated in the United States, and is subject to United States federal income taxes and New York State and New York City taxes. CEC did not derive any significant amount of income subject to such taxes after completion of the Share Exchange Transaction and accordingly, no significant tax provision is made in the consolidated statements of operations.
ChinaCast, CCN, CCT BVI and MET are exempted from income tax in Bermuda or British Virgin Islands where they were incorporated. In the opinion of management, CEC, ChinaCast, CCN and MET did not have income that was subject to income taxes in the PRC or other jurisdictions. CCT BVI’s deemed profit generated in the PRC is subject to the PRC income taxes, which are calculated at 33% of such deemed profit.
CCT Shanghai was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning foreign-invested enterprises (“FIEs”) before 2008. Due to a tax preferential policy, as a FIE of a production nature established in Pudong New Area of Shanghai, CCT Shanghai was subject to an income tax rate of 15% before 2008.
CCLX was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning domestic enterprises before 2008. As approved by tax bureau in Shanghai, CCLX was subject to an effective income tax rate up to 4% on its revenues. The Beijing branch of CCLX was subject to an income tax rate of 33% before 2008.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
15.	INCOME TAXES — continued
Tongfang and Tongfang Chuangxin were incorporated in the PRC and were governed by the income tax law of the PRC concerning domestic enterprises before 2008. Tongfang was subject to an income tax rate of 33% before 2008. As approved by State Administration Taxation Bureau of Beijing Haidian District, Tongfang Chuangxin was exempted from income tax for the period from January 1, 2004 to December 31, 2006, and subject to an income tax rate of 7.5% for the period from January 1, 2007 to December 31, 2009, and an income tax rate of 15% for future years.
YPSH was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning FIE before 2008. YPSH was subject to an income tax rate of 33% before 2008.
JSET and its Beijing branch were incorporated in the PRC and were governed by the Income Tax Law of the PRC concerning domestic enterprises before 2008. Both JSET and its Beijing branch were subject to an income tax rate of 33% before 2008.
CCT HK, excluding its representative office in Beijing, is subject to Hong Kong Profits Tax on its profits arising in or derived from Hong Kong. No provision for Hong Kong Profits Tax has been made in the financial statements as CCT HK has no assessable profits for the periods presented.
Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on CCT BVI’s deemed profit generated in the PRC, the profit of CCT Shanghai, CCLX, Tongfang and Tongfang Chuangxin and the deemed profit of CCT HK’s representative office in Beijing, the PRC.
The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was RMB23,337 which included (a) a RMB3,134 adjustment to increase long term liability as a result of adopting FIN 48 with a corresponding increase in the beginning balance of accumulated deficit, and (b) a reclassification of RMB20,203 unrecognized tax benefits from current liabilities to long-term liabilities because the related payment is not anticipated within one year of the balance sheet date. The Company classifies interest and penalty as a component of income tax provisions. As of January 1, 2007, total amount of interest accrued as it related to unrecognized tax benefits was RMB5,628. For the year ended December 31, 2007, RMB2,823 of interest related to unrecognized tax benefits was recorded as an increase to income tax provisions. As of December 31, 2007, the total amount of accrued interest was RMB8,451. The Company’s tax years from 2001 to 2006 remain open to audit in various taxing jurisdictions.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
15.	INCOME TAXES — continued
The following is a tabular reconciliation of total unrecognized tax benefits on the date of adopting FIN 48 through December 31, 2007:

RMB
As of the date of adoption	23,337
Adjustments to beginning unrecognized tax benefits	5,812
Additional unrecognized tax benefits recorded during 2007	900
Lapse of statue of limitations	(2,157)

As of December 31, 2007	27,892

Based on management's current understanding on the Company's tax position, it is not expected changes in unrecognized tax benefits to be material in the next twelve months.
On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which will take effect from January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. According to transitional rules published after the new income tax law, one of the Company’s major operating subsidiaries, CCT Shanghai, which was subject to the preferential tax rate of 15%, is now eligible to the phased-in rates, which is 18% in 2008, 20% in 2009, 22% in 2210, 24% in 2011, 25% in 2012 and thereafter. Nevertheless, this change in tax rate does not have a material impact on the Company’s deferred tax position as of December 31, 2007 because the deferred tax assets of CCT Shanghai are fully reversed as of December 31, 2007.
Income tax provision is summarized as follows:

	For the years ended December 31,
	2005	2006	2007
	RMB	RMB	RMB
Current taxes:	10,368	12,126	16,536
Increase in FIN 48 unrecognized tax benefit balance	—	—	4,555
Deferred taxes:
Subsidiary operating in PRC	172	173	172

Total provision for income taxes	10,540	12,299	21,263

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
15.	INCOME TAXES — continued
The principal components of the Company’s deferred tax assets were as follows:

	As of December 31,
	2006	2007
	RMB	RMB
Current deferred tax assets:
Deferred operating expenses	3,059	3,188
Valuation allowance	(3,059)	(3,188)

Current deferred tax assets, net	—	—

Long-term deferred tax assets:
Net operating loss carry forwards	9,143	9,475
Pre-operating expenses	172	—

Total long-term deferred tax assets	9,315	9,475
Valuation allowance	(9,143)	(9,475)

Long-term deferred tax assets, net	172	—

The Company operates through multiple subsidiaries and variable interest entities and the valuation allowance is considered separately for each subsidiary and variable interest entity. A valuation allowance has been recognized for net operating losses carry forward of certain subsidiaries of the Company and CEC’s future deductible operating expenses, as cumulative losses create uncertainty about the realization of the tax benefits in future years. Net operating losses totaled RMB51,436 and RMB53,481 as of December 31, 2006 and 2007, respectively, which included RMB916 as of December 31, 2006 expiring on various dates from 2007 to 2011, RMB1,551 as of December 31, 2007 expiring on various dates from 2008 to 2012 and the remaining amounts will carry forward indefinitely. Where a valuation allowance was not recorded, the Company believes that it was more likely than not that the deferred taxes would be realized as it expects to generate sufficient taxable income in future. Net deferred tax assets as of December 31, 2006 represented the tax effect of temporary differences arising from the pre-operating expenses available for a subsidiary of the Company to offset against future profits over a period of five years beginning in 2003.
The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2006 and 2007.
The increase in valuation allowance from 2005 to 2006 and from 2006 to 2007 related to additional net operating losses which the Company believes cannot generate future taxable income to recognize the income tax benefit.
The Company considers itself to be permanently reinvested with respect to its investment in its foreign subsidiaries. Accordingly, no deferred income tax liability related to the unremitted earnings of its foreign subsidiaries has been included in the Company's provision for income taxes. Upon distribution of subsidiaries earnings in the form of dividends or otherwise, the Company would be subject to income taxes payable. Management has considered the determination of the amount of unrecognized deferred income tax liability to be not practicable because of the complexities associated with the hypothetical calculation.
A reconciliation of the statutory tax rates and the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2005	2006	2007
Statutory tax rate (Note)	15.0%	15.0%	15.0%
Effect of non-deductible expenses	1.8%	7.9%	1.3%
Effect of non-taxable income	—	—	(1.8)%
Effect of different tax rates of subsidiaries operating with difference tax regulations in PRC	1.2%	4.7%	4.8%
Increase in FIN 48 unrecognized tax benefit balance	—	—	5.4%
Changes in valuation allowance	1.1%	0.8%	0.4%

Effective tax rates	19.1%	28.4%	25.1%

Note:	The domestic tax rate in the jurisdiction where the operation of the Company is substantially based is used.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
16.	NET INCOME PER SHARE
Reconciliation of the basic and diluted net income per share is as follows:

For the years ended December 31,
	2005	2006	2007
Numerator used in basic and diluted net income per share:
Income from continuing operations	RMB35,723	RMB24,264	RMB59,028
Loss on discontinued operations	RMB(835)	RMB(4,560)	RMB(369)

Net income	RMB34,888	RMB19,704	RMB58,659

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share	16,657,872	16,872,309	26,567,240

Plus:
Incremental ordinary shares from assumed conversions of stock options (Note 13) and exercises of Warrants (Note 17)	634,408	2,859,690	1,408,491

Weighted average ordinary shares outstanding used in computing diluted net income per share	17,292,280	19,731,999	27,975,731

Net income per share — basic:
Income from continuing operations	RMB2.14	RMB1.44	RMB2.22
Loss on discontinued operations	RMB(0.05)	RMB(0.27)	RMB(0.01)

Net income	RMB2.09	RMB1.17	RMB2.21

Net income per share — diluted:
Income from continuing operations	RMB2.07	RMB1.23	RMB2.11
Loss on discontinued operations	RMB(0.05)	RMB(0.23)	RMB(0.01)

Net income	RMB2.02	RMB1.00	RMB2.10

For periods prior to the Share Exchange Transaction, the number of shares included in the income per share calculations has been retroactively restated to reflect the number of shares to which ex-ChinaCast shareholders, who made acceptances in the Offer, are entitled. In addition, the diluted net income per share calculations did not include the outstanding UPO (Note 17) since the effect is anti-dilutive.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
17.	WARRANTS AND UNIT PURCHASE OPTIONS
In March 2004, Great Wall sold 4,515,975 units in its initial public offering (“IPO”). Each unit consists of one share of Great Wall’s common stock and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from Great Wall one shares of common stock at an exercise price of US$5 commencing on the consummation of the Share Exchange Transaction. In no event will the Company be required to net cash settle the warrant exercise.
In connection with the IPO, Great Wall issued, for $100, an option (“UPO”) to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per Unit. In addition, the warrants underlying such units are exercisable at US$6.95 per share.
There was no remeasurement required for these assumed Warrants and UPO because such assumption is part of the recapitalization in connection with the Share Exchange Transaction. As of December 31, 2007, there were 400,000 UPO and 9,031,950 Warrants outstanding.
18.	COMMITMENTS AND CONTINGENCIES
Commitments
a)	Information usage and satellite platform usage operating lease commitment

The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangements for the years ended December 31, 2005, 2006 and 2007 were RMB18,516, RMB18,225 and RMB18,363, respectively. Operating lease for information usage is negotiated for one year and rentals are fixed for one year. The Company had no fixed commitment on satellite platform usage fee as the amount was payable to CCL calculated at 10% of the CCT BVI’s revenue generated during the period, net of business tax.

b)	Office premises operating lease commitment

Rental expense related to the Company’s non-cancellable office premises operating leases for the years ended December 31, 2005, 2006 and 2007 were RMB2,670, RMB3,575 and RMB6,692, respectively.

As of December 31, 2007, future minimum lease commitments under the non-cancelable lease of the office premises were RMB7,604 and RMB3,393, RMB2,283, RMB2,283 and RMB1,999 in 2008, 2009, 2010, 2011 and 2012, respectively. These leases expire during 2012 and are renewable upon negotiation.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
18.	COMMITMENTS AND CONTINGENCIES — continued
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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
19.	MAINLAND CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION
Full time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions for such employee benefits were RMB1,380, RMB1,730, and RMB1,927 for the years ended December 31, 2005, 2006 and 2007, respectively.
Pursuant to laws applicable to entities incorporated in the PRC, the Company’s subsidiaries in the PRC must make appropriations from after-tax profit to non-distributable reserves. These reserves include one or more of the following: (i) a general reserve and (ii) an enterprise expansion reserve. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the enterprise expansion reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. In 2005, 2006 and 2007, the Company made total appropriations of RMB2,993, RMB3,188 and RMB7,418, respectively.
20.	RELATED PARTY TRANSACTIONS
The Company has entered into a number of transactions with related parties. The balances and transactions with these related parties were as follows:
(a)   Transactions
The Company entered into the following transactions with related parties:

		For the years ended December 31,
Transactions	Notes	2005	2006	2007
		RMB	RMB	RMB
Service fee earned from CCL	(i )	14,286	11,623	18,035

Costs and expenses reimbursed to CCL	(ii)	1,583	1,164	735

Satellite platform usage fee to CCL	(iii)	6,264	6,184	6,291

Sales to
Chongqing ChinaCast	(iv)	1,125	934	—
Guo You	(iv)	1,777	1,773	800
Wuhan Huashiyi ChinaCast
Tele-Education Co., Ltd. (“Huashiyi”)	(v )	1,349	1,360	1,360

		4,251	4,067	2,160

Purchase of investment from CCL	(vi)	15,000	—	—

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
20.	RELATED PARTY TRANSACTIONS — continued
(a)	Transactions — continued

Notes

(i)	The service fee was made at the agreed term of the CCL Technical Service Agreement (see Note 14). CCL is a company in which a principal shareholder and director of the Company, Mr. Yin Jian Ping, has over 10% interest.

(ii)	The costs and expenses were allocated from the Beijing branch of CCL based on the proportion of revenue generated and the agreement entered by the branch and the Company.

(iii)	The satellite platform usage fee was charged to CCT BVI.

(iv)	CCLX provided satellite related service or sold equipment and accessories to Chongqing ChinaCast and Guo You, which are the equity method investments of the Company (see Note 10).

(v)	CCLX provided satellite related service to Huashiyi, which is an equity method investment of CCL.

(vi)	In June 2005, the Company purchased a 20% stake in Dongshi ChinaCast from CCL (see Note 10).

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
20.	RELATED PARTY TRANSACTIONS — continued
(b)	Balances:

		Amounts due		Amounts due
		from related parties		to related parties
		As of December 31,		As of December 31,
	Notes	2006	2007	2006	2007
		RMB	RMB	RMB	RMB
Current amounts

Technology Venture Holdings Limited (“TVH”)	(1)	—	—	177	—
ChongQing ChinaCast	(2)	334	34	—	—
Guo You	(2)	889	1,654		—
Huashiyi	(3)	1,360	1,560	—	—
Mr. Justin Tang	(4)	—	—	4,292	—

		2,583	3,248	4,469	—

Non-current advances

CCL	(5)	129,866	119,914	—	—

Notes:

(1)	TVH is a principal shareholder of the Company. The balances due to TVH represent the outstanding reimbursed expenses which were repaid in 2007.

(2)	ChongQing ChinaCast and Guo You are the equity method investments of the Company (see Note 10). The balance arose from the provision of satellite related services, which is non-interest bearing, unsecured and payable on demand.

(3)	The amount due from Huashiyi comprises a loan advance, which is non-interest bearing, unsecured and payable on demand, and also a balance related to the provision of satellite related services.

(4)	The balance relates to a note payable to Mr. Justin Tang, which is interest bearing at 8% per annum, unsecured, and payable on demand.

(5)	The advances by the Company to CCL are for money spent on asset and expenses to build up the satellite business of CCL over the years. CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and its Beijing branch (collectively “Satellite Business”) will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company. Accordingly, the Company considers the advances are of the nature of a deemed investment in the Satellite Business.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except share-related data)
21.	SUBSEQUENT EVENTS
1.	The Company granted the following restricted shares and share options on January 11, 2008 pursuant to the 2007 Plan:
(1)	Three directors of CEC were granted restricted shares. Each of the three directors was granted 100,000 restricted shares of the Company’s common stock. All of the shares of restricted stock granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25. For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively.

(2)	1,200,000 share options on the Company’s common stock were granted to selected employees for an exercise price per share equal to US$6.30. A total of 401,000, 401,000 and 398,000 restricted shares will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively.
2.	On February 11, 2008, CEC, through its wholly owned subsidiary, YPSH, entered into an agreement with Beijing Heng Tai Jufu Investment Limited (“Heng Tai”), an equity owner of 80% of Hai Lai Education Technology Limited (“Hai Lai”), to acquire its entire interest in Hai Lai for a consideration of RMB479,620 (US$65,750). Hai Lai holds 100% of the equity interest in Foreign Trade Business College of Chongqing Normal University and Hai Yuen Company Limited. According to the agreement, the acquisition will be completed upon the fulfillment of certain conditions. Because the due diligence review and customary closing conditions have not yet been completed for the transaction, the Company does not have control over Hai Lai and the acquisition is not considered closed.