Form 10-Q
period 2008-03-31
CHINACAST EDUCATION CORP
filed 2008-05-12
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to
Commission File Number 000-50550

CHINACAST EDUCATION CORPORATION
(Exact Name of Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0178991 (I.R.S. Employer Identification Number)
15F Reignwood Center,
8 Yong An Dongli
Jianguo Menwai Avenue,
Beijing, 100022, People’s Republic of China
(Address of Principal Executive Offices)
(8610) 6566-7788
(Issuer’s Telephone Number, Including Area Code)
Great Wall Acquisition Corporation
Former Name If Applicable
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 27,297,641 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of May 12, 2008.
     Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

	As of		As of
	March 31, 2008		December 31, 2007
	US$ (Note 1)	RMB	RMB
Assets
Current assets:
Cash and cash equivalents	19,402	135,814	138,610
Term deposits	88,725	621,076	596,768
Accounts receivable, net of allowance of RMB148 for both 2008 and 2007	7,669	53,682	35,316
Inventory	285	1,993	2,015
Prepaid expenses and other current assets	1,312	9,187	7,127
Amounts due from related parties	493	3,448	3,248

Total current assets	117,886	825,200	783,084
Non-current deposits	155	1,087	1,948
Property and equipment, net	1,484	10,387	11,107
Acquired intangible assets, net	3,031	21,218	21,781
Long-term investments	1,537	10,757	11,165
Non-current advances to a related party	15,871	111,097	119,914
Goodwill	236	1,652	1,715

Total assets	142,200	981,398	950,714

Liabilities, minority interest, and shareholders’ equity
Current liabilities:
Accounts payable	2,751	19,256	13,027
Accrued expenses and other current liabilities	8,119	56,831	53,376
Income taxes payable	4,920	34,441	31,237
Current portion of capital lease obligation	—	—	34

Total current liabilities	15,790	110,528	97,674

Non-current liabilities:
Unrecognized tax benefits	4,002	28,016	27,892

Total non-current liabilities	4,002	28,016	27,892

Total liabilities	19,792	138,544	125,566

Minority interest	2,985	20,896	20,512

Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized in 2008 and 2007; 27,297,641 and 27,292,641 shares issued and outstanding in 2008 and 2007, respectively)	3	21	21
Additional paid-in capital	111,161	778,119	768,844
Statutory reserve	2,490	17,433	16,087
Accumulated other comprehensive loss	(770)	(5,388)	(5,205)
Retained earnings	4,539	31,773	24,889

Total shareholders’ equity	117,423	821,958	804,636

Total liabilities, minority interest, and shareholders’ equity	142,200	981,398	950,714

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended March 31,
	2008	2008	2007
	US$	RMB	RMB
	(Note 1)
Revenues:
Service	5,744	40,205	33,535
Equipment	2,755	19,289	6,320

	8,499	59,494	39,855

Cost of revenues:
Service	(1,712)	(11,986)	(10,756)
Equipment	(2,730)	(19,105)	(6,243)

	(4,442)	(31,091)	(16,999)

Gross profit	4,057	28,403	22,856

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB1,281 and RMBnil for 2008 and 2007, respectively)	(498)	(3,487)	(679)
General and administrative expenses (including share-based compensation of RMB7,834 and RMBnil for 2008 and 2007, respectively)	(2,602)	(18,216)	(10,068)
Foreign exchange loss	(66)	(465)	(844)
Management service fee	114	798	4,701

Total operating expenses, net	(3,052)	(21,370)	(6,890)

Income from operations	1,005	7,033	15,966
Interest income	836	5,852	2,905
Interest expense	(1)	(4)	(28)
Income before provision for income taxes, earnings in equity investments, and minority interest and discounted operations	1,840	12,881	18,843
Provision for income taxes	(551)	(3,859)	(3,492)

Income before earnings in equity investments, minority interest, and discontinued operations	1,289	9,022	15,351
Loss in equity investments	(58)	(408)	(239)
Minority interest	(55)	(384)	(1,775)

Income from continuing operations	1,176	8,230	13,337

Discontinued operations:
Loss from discontinued operations, net of tax RMBnil for both 2008 and 2007	—	—	(139)
Minority interest in discontinued operations, net of tax RMBnil for both 2008 and 2007	—	—	(230)

Loss on discontinued operations	—	—	(369)

Net income	1,176	8,230	12,968

Net income per share
Basic	0.04	0.30	0.52

Diluted	0.04	0.29	0.50

Weighted average shares used in computation:
Basic	27,297,256	27,297,256	24,725,116

Diluted	28,292,257	28,292,257	26,162,379

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the three months ended March 31,
	2008	2008	2007
	US$	RMB	RMB
	(Note 1)
Cash flows from operating activities:
Net income	1,176	8,230	12,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in continuing operations	55	384	1,775
Minority interest in discontinued operations	—	—	230
Depreciation and amortization	203	1,421	2,119
Share-based compensation	1,302	9,115	—
Loss in equity investments	58	408	239
Changes in assets and liabilities:
Accounts receivable	(2,696)	(18,869)	(1,214)
Inventory	3	22	10
Prepaid expenses and other current assets	(297)	(2,078)	(4,109)
Non-current deposits	120	837	—
Amounts due from related parties	(29)	(200)	(389)
Accounts payable	900	6,300	4,149
Accrued expenses and other current liabilities	592	4,143	(42,879)
Amounts due to related parties	—	—	(253)
Income taxes payable	459	3,210	2,279
Deferred taxes	—	—	43
Unrecognized tax benefits	18	124	36

Net cash provided by (used in) operating activities	1,864	13,047	(24,996)

Cash flows from investing activities:
Repayment from advance to related parties	1,260	8,817	1,811
Purchase of property and equipment	(92)	(642)	(703)
Term deposits	(3,473)	(24,308)	(42,622)
Proceeds from disposal of discontinued operations, net of cash disposed of	—	—	(9,113)

Net cash used in investing activities	(2,305)	(16,133)	(50,627)

Cash flows from financing activities:
Exercise of unit purchase options	50	347	—
Repayment of capital lease obligation	(5)	(33)	(38)
Repayment of advances from related parities	—	—	(4,251)

Net cash provided by (used in) financing activities	45	314	(4,289)

Effect of foreign exchange rate changes	(3)	(24)	(1,450)
Net decrease in cash and cash equivalents	(399)	(2,796)	(81,362)
Cash and cash equivalents at beginning of the period	19,801	138,610	278,067

Cash and cash equivalents at end of the period	19,402	135,814	196,705

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share-related data)
1.	BASIS OF PREPARATION
The accompanying unaudited condensed consolidated financial statements of ChinaCast Education Corporation (“CEC”, formerly Great Wall Acquisition Corporation (“Great Wall”)) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in CEC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In the opinion of the management of CEC, the accompanying unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements, and these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results expected for any subsequent interim period or for CEC’s fiscal year ending December 31, 2008.

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB7.0 to US$1 was applied as of March 31, 2008. Such transaction should not be construed to be the amounts that would have been reported under US GAAP.

The Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“ChinaCast”). Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the above transaction consummated on December 22, 2006 (the “Share Exchange Transaction”), the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the consummation date was designed as the effective date when 80.27% of the outstanding ordinary shares of ChinaCast were acquired by Great Wall and the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as minority interest for all the periods presented.

During the year ended December 31, 2007, CEC acquired additional shares by issuing shares of CEC and cash amount to RMB5,793 to certain original ChinaCast shareholders and, as of July 11, 2007, CEC increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Standard of Financial Accounting Standards (“SFAS”) No.141R, "Business Combination", to improve reporting creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No.141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating whether the adoption of SFAS No. 141R will have a significant effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transaction. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.

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

The following is a summary of the assets and liabilities associated with the discontinued operations as of February 9, 2007:

As of
February 9, 2007
RMB
Current assets of discontinued operations:
Cash and cash equivalents	9,113
Accounts receivable, net	2,715
Prepaid expenses and other current assets	1,732

13,560

Non-current assets of discontinued operations:
Property and equipment, net	1,433
Acquired intangible assets, net	13,581

15,014

Current liabilities of discontinued operations:
Accounts payable	1,355
Accrued expenses and other current liabilities	6,884

8,239

Minority interest	6,694

Attributable goodwill	1,595

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations are as follows for the three months ended March 31, 2008 and 2007, respectively.

	For the three months ended March 31,
	2008	2007
	RMB	RMB
Revenues	—	1,096

Loss before provision of income taxes from discontinued operations	—	(139)
Provision for income taxes	—	—
Minority interest in discontinued operations	—	(230)

Loss from discontinued operations, net of tax	—	(369)

Reduction in net income per share of the Company — basic and diluted	—	(0.01)

4.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of March 31, 2008	As of December 31, 2007
	RMB	RMB
Rental deposits	1,087	1,948

Rental deposits represented satellite rental deposit for ChinaCast satellite business operations and office rental deposits for the Company’s daily operations. These deposits are classified into non-current deposits since they will not be refunded within one year.

5.	COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	For the three months ended March 31,
	2008	2007
	RMB	RMB
Net income	8,230	12,968
Foreign currency translation adjustment	(183)	(1,598)

Comprehensive income	8,047	11,370

6.	ACQUIRED INTANGIBLE ASSET, NET

Acquired intangible assets, net consisted of the following:

	As of March 31, 2008	As of December 31, 2007
	RMB	RMB
Brand name usage right	22,532	22,532
Less: accumulated amortization	(1,314)	(751)

	21,218	21,781

On August 30, 2007, the Company acquired 100% of the outstanding registered capital of Modern English Trademark Limited (“MET”), in exchange for cash of RMB22,532 (US$3,000). MET has no asset or liability except for a 10-year exclusive brand name usage right. The acquisition was recorded as an intangible asset, which is being amortized on a straight-line basis over 10 years.

For the three months ended March 31, 2008, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB563. The Company will record amortization expenses of RMB1,690, RMB2,253, RMB2,253, RMB2,253, RMB12,769 in 2008, 2009, 2010, 2011 and 2012 thereafter, respectively.

7.	STOCK COMPENSATION PLAN
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

On January 11, 2008, the Company granted, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was granted 100,000 restricted shares of the Company’s common stock. All of the shares of restricted stock granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On January 11, 2008, the Company granted, under the 2007 Plan, 1,200,000 share options on the Company’s common stock to selected employees at no consideration. The exercise price of the options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were/will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. As of March 31, 2008, no restricted shares or share options have been forfeited.
Management used the Black Scholes Model to estimate the fair value of the share options on the grant date with the following assumptions:

As of March 31, 2008
Expected price volatility	37.6%
Risk-free interest rate	4.75%
Expected life	67 months
Expected dividends	—
Fair value of ordinary share at grant date	US$6.25
The fair value of the share option on the grant date was US$2.67 (RMB19.33). In calculating the fair value of the options using the Black Scholes Model, the following major assumptions were used:
(1)	Volatility

The volatility of the underlying ordinary shares during the life of the options was estimated based on the historical stock prices volatility of listed comparable companies over a period comparable to the expected term of the options.

(2)	Risk free interest rate

Risk free interest rate was estimated based on the yield to maturity of China international government bonds with a maturity period close to the expected term of the options.

(3)	Expected term

As the Company did not have historical share option exercise experience, it estimated the expected term as the weighted average between the vesting term of the options and the original contractual term.

(4)	Dividend yield

The dividend yield was estimated by the Company based on their expected dividend policy over the expected term of the options.

(5)	Exercise price

The exercise price of the options was determined by the Company’s board of directors.

(6)	Fair value of underlying ordinary shares

The estimated fair value of the ordinary shares underlying the options as of the grant date was determined based on the closing price of the ordinary shares traded in NASDAQ Global Market as of the grant date.
As of March 31, 2008, 401,000 share options were exercisable. The following table summarized information with respect to share options outstanding at March 31, 2008:

				Weighted-average
	Exercise		Number	Remaining	Intrinsic
	price		outstanding	contractual life	value
Share options	US$	6.3	1,200,000	9.8 years	—
The aggregate intrinsic value of share options outstanding and exercisable as of March 31, 2008 was US$nil and US$nil, respectively.
Total share-based compensation expenses amounting to RMB9,115 and RMBnil were recognized for the three months ended March 31, 2008 and 2007, respectively.
There was RMB26,686 of total unrecognized compensation expense related to nonvested restricted shares and share options granted as of March 31, 2008.
As of March 31, 2008, no other awards have been granted under the 2007 Plan.

8.	INCOME TAXES
On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which takes effect from January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. According to transitional rules published after the new income tax law, one of the Company’s major operating subsidiaries, CCT Shanghai, which was subject to the preferential tax rate of 15%, is now eligible to the phased-in rates, which is 18% in 2008, 20% in 2009, 22% in 2210, 24% in 2011, 25% in 2012 and thereafter.

The Company considers itself to be permanently reinvested with respect to its investment in its foreign subsidiaries. Accordingly, no deferred income tax liability related to the unremitted earnings of its foreign subsidiaries has been included in the Company’s provision for income taxes. Upon distribution of subsidiaries earnings in the form of dividends or otherwise, the Company would be subject to a withholding tax calculated based on 10% of the gross amount of distribution. Management has considered the determination of the amount of unrecognized deferred income tax liability to be not practicable because of the complexities associated with the hypothetical calculation.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. During the three months ended March 31, 2008, the unrecognized tax benefits increased from RMB27,892 to RMB28,016.
9.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended March 31,
	2008	2007
	RMB	RMB
Numerator used in basic and diluted net income per share:
Income from continuing operations	8,230	13,337
Loss on discontinued operation	—	(369)

Income attributable to holders of ordinary shares	8,230	12,968

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share	27,297,256	24,725,116
Plus:
Incremental ordinary shares from assumed conversions of stock options and exercises of Warrants (Note 11)	995,001	1,437,263

Weighted average ordinary shares outstanding used in computing diluted net income per share	28,292,257	26,162,379

Net income per share-basic:
Income from continuing operations	0.30	0.53
Loss on discontinued operations	—	(0.01)

Net income	0.30	0.52

Net income per share-diluted:
Income from continuing operations	0.29	0.51
Loss on discontinued operations	—	(0.01)

Net income	0.29	0.50

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

A summary of customers accounting for 10% or more of total net revenues was as follows:

	For the three months ended March 31,
	2008	2007
	RMB	RMB
Customers:
A	13,288	5,753
B	N/A	5,279
C	N/A	4,085
Two customers as of March 31, 2008 and two customers as of December 31, 2007 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 22.8% and 25.7% of the Company’s accounts receivable balances at March 31, 2008 and December 31, 2007, respectively.

11.	WARRANTS AND UNIT PURCHASE OPTIONS
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

In connection with the initial public offering, Great Wall issued, for $100, an unit purchase option (“UPO”) to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per unit. In addition, the warrants (“UPO Warrants”) underlying such units are exercisable at US$6.95 per share. In January 2008, the underwriters exercised the UPO to purchase 5,000 units.

As of March 31, 2008, there were 395,000 UPO, 10,000 UPO Warrants and 9,031,950 Warrants outstanding.
12.	CONTINGENCIES
a)	On March 21, 2006, after obtaining the approval of its shareholders, the Company amended its certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit the amendment of the “business combination” provisions contained therein and to extend the date before which the Company must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which the Company could consummate a business combination was not contemplated by the initial public offering (“IPO”) prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.
13.	SUBSEQUENT EVENT
On February 11, 2008, CEC, through its wholly owned subsidiary, Yupei Training Information Technology Co., Ltd. (“YPSH”), entered into an agreement with Beijing Heng Tai Jufu Investment Limited (“Heng Tai”), an equity owner of 80% of Hai Lai Education Technology Limited (“Hai Lai”), to acquire its entire interest in Hai Lai for a consideration of RMB480,000 (US$65,750). Hai Lai holds 100% of the equity interest in Foreign Trade Business College of Chongqing Normal University and Hai Yuen Company Limited. The transaction was consummated on April 11, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statements
Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecommunications equipment, consumer electronic and storage solution end-markets in the PRC; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s wireless handset, telecommunications equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects”, “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-KSB, on March 31, 2008, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.
Overview
     We were formed on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC.
     On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). As of December 22, 2006, shareholders of CCH that had previously executed letters of undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares have accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH has become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. During 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the acquisition of the 80.27% shares.
     We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.
Critical Accounting Policies
For summary of the critical accounting policies and the significant judgments and estimates made on the part of the management, see item 6 of Form 10KSB for the year ended December 31, 2007 filed by the Company on March 31, 2008. There were no accounting policies that were either new or were adopted during the three months ended March 31, 2008.
Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation ("CEC"), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the "Company". The satellite operating entity, ChinaCast Company Limited, is referred to as "CCL". CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. CCL's registered branch in Beijing is referred to as "CCLBJ." The US dollar figures presented below were based on the historical exchange rate of 1USD = 7.0RMB as of March 31 2008 for the three months ended March 31, 2008.

Three Months Ended March 31, 2008 compared to the three Months Ended March 31, 2007. The revenue of the Company for the three months ended March 31, 2008 amounted to RMB59.5 million (US$8.5 million) representing an increase of 49.3% over the revenue of the corresponding period in 2007. Service income, mainly of a recurring nature amounted to RMB40.2 million (US$5.7 million) for the three months ended March 31, 2008 compared to RMB33.5 million in the same period in 2007. Equipment sales, mainly project based, amounted to RMB19.3 million (US$2.8 million) for the three months ended March 31, 2008 against RMB6.3 million during the same period in 2007. The following table provides a summary of the Company’s revenue by business lines:

	Three Months ended		Three Months Ended
	March 31, 2008		March 31, 2007
(millions)	RMB	US$	RMB
Post secondary education distance learning	22.8	3.3	14.7
K-12 and content delivery	15.9	2.3	15.7
Vocational training, enterprise / government training and networking and English training services	20.8	2.9	9.5
Total revenue	59.5	8.5	39.9
Net revenue from post secondary education distance learning services increased from RMB14.7 million in the three months ended March 31, 2007 to RMB22.8 million (US$3.3 million) in three months ended March 31, 2008. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students, increased to 127,000 at March 31, 2008 from 116,000 at the end of March 31, 2007. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.
The revenue from the K-12 and content delivery business increased by approximately 1.3% from RMB15.7 million for the three months ended March 31, 2007 to RMB15.9 million (US$2.3 million) for the three months ended March 31, 2008. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services and enterprise government training and networking, and English training services increased from RMB9.5 million during the three months ended March 31, 2007 to RMB20.8 million (US$2.9 million) during the three months ended March 31, 2008. The increase was mainly due to increase in equipment sales and the offer of the English training service which contributed a revenue of RMB1.4 million (US$0.2 million) in the first quarter of 2008.
Cost of sales of the Company increased by 82.9% from RMB17.0 million during the three months ended March 31, 2007 to RMB31.1 million (US$4.4 million) during the three months ended March 31, 2008. The increase was due to increase in equipment sales and the establishment of English training service. Cost of materials increased from RMB6.2 million during the three months ended March 31, 2007 to RMB19.1 million (US$2.7 million) during the three month ended March 31, 2008. The newly established English training service has incurred a cost of service of RMB2.4 million (US$0.3 million) for the three months ended March 31, 2008.
Gross profit margin decreased by 9.7 percentage points, from 57.4% for the three months ended March 31, 2007 to 47.7% for the three months ended March 31, 2008. The reduction was due to the increase in equipment sales, which has a low margin and the offer of the English training service in the third quarter of 2007.
For the three months ended March 31, 2008, the Company received a management service fee of RMB0.8 million (US$0.1 million), as compared to RMB4.7 million during the three months ended March 31, 2007. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company, which led to the reduction in management service fee.

Selling and marketing expenses increased from RMB0.7 million in the three months ended March 31, 2007 to RMB3.5 million (US$0.5 million) in the three months ended March 31, 2008. The increase was due to the granting of employee share options under the CEC’s share incentive plan, which led to a share-based compensation of RMB1.3 million (US$0.2 million) in the selling and marketing expenses for the three months ended March 31, 2008. The offer of the English training service also led to an increase of RMB0.7 million (US$0.1 million) in the selling and marketing expenses for the three months ended March 31, 2008.
General and administrative expenses increased by 80.9% to RMB18.2 million (US$2.6 million) in the three months ended March 31, 2008 from RMB10.1 million during the three months ended March 31, 2007. The increase was due to the granting of restricted shares to directors of the CEC and employee share options to employees under the CEC’s share incentive plan, which led to a share-based compensation of RMB7.8 million (US$1.1 million) in the general and administrative expenses for the three months ended March 31, 2008.
The Company has foreign exchange losses of RMB0.5 million (US$0.07 million) for the three months ended March 31, 2008 as compared to a loss of RMB0.8 million during the three months ended March 31, 2007. The decrease was a result of the continuous appreciation of the RMB against US dollars and the reduction of the Company’s holding in US dollars during 2007.
Interest income increased significantly from RMB2.9 million in the three months ended March 31, 2007 to RMB5.9 million (US$0.8 million) in the three months ended March 31, 2008. The increase was mainly due to the increase in the Company’s cash and term deposits and the increase in interest rate in China.
Overall, profit before income tax decreased from RMB18.8 million in the three months ended March 31, 2007 to RMB12.9 million (US$1.8 million) in the three months ended March 31, 2008, a reduction of 31.6%. The decrease was mainly due to the share-based compensation amounting to RMB9.1 million (US$1.3 million) for the three months ended March 31, 2008.
The Company’s share of loss in equity investments amounted to RMB0.4 million (US$0.06 million ) in the three months ended March 31, 2008 compared to RMB0.2 million in the three months ended March 31, 2007.
Income taxes increased by 10.5% from RMB3.5 million in the three months ended March 31, 2007 to RMB3.9 million (US$0.6 million) in the three months ended March 31, 2008.
Minority interest amounted to RMB0.4 million (US$0.06 million) for the three months ended March 31, 2008 as compared to RMB1.8 million for the three months ended March 31, 2007. The minority interest in 2007 arose mainly as a result from the CCH shareholders who did not exchange for CEC. In July 2007, the Company has acquired 100% of CCH, which led to the reduction in minority interest.
Income from continuing operations amounted to RMB8.2 million (US$1.2million) in the three months ended March 31, 2008 as compared to RMB13.3 million in the three months ended March 31, 2007.
In February 2007, the Company streamlined its beneficial holding in Tongfang Chuangxin by disposing its entire stake in Tongfang Education in exchange for a direct 17.85% stake in Tongfang Chuangxin and RMB6.3 million. As a result, the Group cannot consolidate the results of Tongfang Education and Tongfang Chuangxin. The consolidated result of Tongfang Education was shown as loss on discontinued operations for the three months ended March 31, 2007. Net loss on discontinued operations amounted to RMB0.4 million for the three months ended March 31, 2007.
Net income decreased significantly by 36.5% to RMB8.2 million (US$1.2 million) in the three months ended March 31,2008 from RMB13.0 million in the three months ended March 31,2007. The decrease are mainly due to the share-based compensation amounting to RMB9.1 million (US$1.3 million) in the three months ended March 31, 2008.
On March 16, 2007, the National People’s Congress of China enacted a new tax law, under which foreign-invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25% . The new tax law will become effective on January 1, 2008. There will be a transition period, during which enterprises may continue to enjoy existing preferential tax treatment or in which their tax rates may be gradually adjusted to 25%. Following the effectiveness of the new tax law, one of the Company’s major operating subsidiaries, CCT Shanghai, which was subject to the preferential tax rate of 15%, is now eligible to the phased-in rates, which is 18% in 2008, 20% in 2009, 22% in 2210, 24% in 2011, 25% in 2012 and thereafter.

Liquidity and Capital Resources
The following is an extract of the key items from the consolidated balance sheets.

	As of		As of
	March 31, 2008		December 31, 2007
(millions)	RMB	US$	RMB
Cash and cash equivalents	135.8	19.4	138.6
Term deposits	621.1	88.7	596.8
Subtotal	756.9	108.1	735.4

Accounts receivable	53.7	7.7	35.3
Inventory	2.0	0.3	2.0
Prepaid expenses and other current assets	9.2	1.3	7.1
Total current assets	825.2	117.9	783.1

Non-current advances to a related party	111.1	15.9	119.9
Total assets	981.4	142.2	950.7
Cash and bank balances together with term deposits increased from RMB735.4 million as of December 31, 2007, to RMB756.9 million (US$108.1 million) as of March 31, 2008. The increase of approximately 2.9% was because of the profit earned and the repayment by CCLBJ.
There was a net cash generated from operating activities of RMB13.0 million (US$1.9 million) in the three months ended March 31, 2008 as compared to a net cash used in operating activities of RMB25.0 million in the three months ended March 31, 2007. This was mainly due to the profit earned. There were also substantial settlements of professional fees after the consummation of the acquisition exercise of CCH in the first quarter of 2007. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue which payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.
Net cash used in investment activities in the three months ended March 31, 2008 was RMB16.1 million (US$2.3 million), mainly reflecting transfer from term deposit of RMB24.3 million (US$3.5 million). For the three months ended March 31, 2007, transfer to term deposit amounted to RMB42.6 million.
The Company believes that its cash and cash equivalents balances, together with its access to financing sources, will continue to be sufficient to meet the working capital needs associated with its current operations on an ongoing basis, although that cannot be assured. Also, it is possible that the Company’s cash flow requirements could increase as a result of a number of factors, including unfavorable timing of cash flow events, the decision to increase investment in marketing and development activities or the use of cash for acquisitions to accelerate its growth.
Total assets at March 31, 2008 amounted to RMB981.4 million (US$142.2 million). At December 31, 2007, total assets were RMB950.7million, an increase of 3.2%. Total current assets increased by 5.4% to 825.2 million (US$117.9 million).
Account receivable increased from RMB35.3 million as of December 31, 2007 to RMB53.7 million (US$7.7 million) as of March 31, 2008. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, decreased slightly to RMB2.0 million (US$0.3 million) as of March 31, 2008.

Prepaid expenses and other current assets increased from RMB7.1 million as of December 31, 2007 to RMB9.2 million (US$1.3 million) as of March 31, 2008. The increase was mainly due to the increase in accrued interest.
The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB111.1 million (US$15.9 million) as of March 31, 2008. As of December 31, 2007, the amount advanced was RMB119.9 million, the decrease is mainly due to repayment made.
The Company had no other borrowings at March 31, 2008.
Off-Balance Sheet Arrangements
The Company has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     Our reporting currency is the Renminbi. Transactions in other currencies are recorded at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into Renminbi at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.
     The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counterparts.
     Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on March 31, 2008, the exchange rate between the RMB and the U.S. dollar was RMB7.0 to US$1.
     We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. The majority of our net sales and purchases are denominated in Renminbi.
     Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. In addition, from time to time we may have U.S. dollar denominated fixed deposits, and therefore a decoupling of the Renminbi may affect our financial performance in the future.
     We recognized a foreign exchange loss of approximately RMB0.5 million ($0.1 million) for the three months ended March 31, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.
Interest Rate Risk
     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months ended March 31, 2008, we recorded an interest income of RMB5.9 million (US$0.8 million). Any significant changes in interest rate might have an adverse effect on this interest income.
     We have no significant short-term or long-term debt; therefore, we do not currently face any other significant interest rate risk. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2007 Annual Report on Form 10-KSB.
Inflation
     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2007 Annual Report on Form 10-KSB.
Item 4. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.
     There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 4A. Controls and Procedures.
     Not Applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party to any pending material legal proceeding.
Item 1A. Risk Factors.
There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-KSB for the year ended December 31, 2007.
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

CHINACAST EDUCATION CORPORATION (Registrant)
Date: May 12, 2008	By:	/s/ Ron Chan Tze Ngon
		Name:	Ron Chan Tze Ngon
		Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
		Name:	Antonio Sena
		Title:	Chief Financial Officer and
Secretary (Principal Financial Officer)