Form 10-Q
period 2008-06-30
CHINACAST EDUCATION CORP
filed 2008-08-11
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 31,398,252 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of August 11, 2008.
     Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

	As of		As of
	June 30, 2008		December 31, 2007
	US$	RMB	RMB
	(Note 1)
Assets
Current assets:
Cash and cash equivalents	2,869	19,799	138,610
Term deposits	54,115	373,396	596,768
Accounts receivable, net of allowance of RMB148 for both 2008 and 2007	5,664	39,078	35,316
Inventory	288	1,986	2,015
Prepaid expenses and other current assets	1,397	9,644	7,127
Amounts due from related parties	303	2,088	3,248

Total current assets	64,636	445,991	783,084
Non-current deposits	195	1,350	1,948
Property and equipment, net	32,893	226,959	11,107
Land use rights	19,780	136,485	—
Acquired intangible assets, net	8,775	60,546	21,781
Long-term investments	1,500	10,349	11,165
Non-current advances to a related party	16,123	111,246	119,914
Goodwill	42,184	291,069	1,715

Total assets	186,086	1,283,995	950,714

Liabilities, minority interest, and shareholders’ equity Current liabilities:
Accounts payable	3,473	23,965	13,027
Accrued expenses and other current liabilities	24,217	167,099	53,376
Income taxes payable	6,576	45,374	31,237
Other borrowings	1,200	8,280	—
Current portion of long-term bank loans	10,638	73,400	—
Current portion of capital lease obligation	—	—	34

Total current liabilities	46,104	318,118	97,674

Non-current liabilities:
Long-term bank loans	725	5,000	—
Deferred tax liabilities	4,076	28,123	—
Unrecognized tax benefits	5,032	34,723	27,892

Total non-current liabilities	9,833	67,846	27,892

Total liabilities	55,937	385,964	125,566

Minority interest	5,783	39,902	20,512

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized in 2008 and 2007; 31,289,742 and 27,292,641 shares issued and outstanding in 2008 and 2007, respectively)	3	24	21
Subscription receivable	(12,706)	(87,670)	—
Additional paid-in capital	126,932	876,724	768,844
Statutory reserve	3,118	21,513	16,087
Accumulated other comprehensive loss	(790)	(5,451)	(5,205)
Retained earnings	7,809	52,989	24,889

Total shareholders’ equity	124,366	858,129	804,636

Total liabilities, minority interest, and shareholders’ equity	186,086	1,283,995	950,714

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended June 30,			For the six months ended June 30,
	2008	2008	2007	2008	2008	2007
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)			(Note 1)
Revenues:
Service	10,262	70,808	34,487	16,089	111,013	68,022
Equipment	451	3,115	7,786	3,247	22,404	14,106

	10,713	73,923	42,273	19,336	133,417	82,128

Cost of revenues:
Service	(4,419)	(30,496)	(10,333)	(6,156)	(42,482)	(21,089)
Equipment	(448)	(3,090)	(8,168)	(3,217)	(22,195)	(14,411)

	(4,867)	(33,586)	(18,501)	(9,373)	(64,677)	(35,500)

Gross profit	5,846	40,337	23,772	9,963	68,740	46,628

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB1,392 and RMBnil for the six months ended June 30 for 2008 and 2007, respectively, share-based compensation of RMB111 and RMBnil for the three months ended June 30 for 2008 and 2007, respectively)	(128)	(882)	(2,086)	(633)	(4,369)	(2,765)
General and administrative expenses (including share-based compensation of RMB9,964 and RMBnil for the six months ended June 30 for 2008 and 2007, respectively, share-based compensation of RMB2,130 and RMBnil for the three months ended June 30 for 2008 and 2007, respectively)	(1,766)	(12,183)	(10,930)	(4,407)	(30,399)	(20,998)
Foreign exchange loss	(27)	(186)	(2,299)	(94)	(651)	(3,143)
Management service fee	289	1,993	7,128	405	2,791	11,829

Total operating expenses, net	(1,632)	(11,258)	(8,187)	(4,729)	(32,628)	(15,077)

Income from operations	4,214	29,079	15,585	5,234	36,112	31,551
Interest income	829	5,721	3,917	1,677	11,573	6,822
Interest expense	(26)	(182)	(2)	(27)	(186)	(30)
Income before provision for income taxes, earnings in equity investments, and minority interest and discontinued operations	5,017	34,618	19,500	6,884	47,499	38,343
Provision for income taxes	(871)	(6,009)	(4,540)	(1,430)	(9,868)	(8,032)

Income before earnings in equity investments, minority interest, and discontinued operations	4,146	28,609	14,960	5,454	37,631	30,311
Loss in equity investments	(59)	(408)	(240)	(118)	(816)	(479)
Minority interest	(356)	(2,457)	(649)	(412)	(2,841)	(2,424)

Income from continuing operations	3,731	25,744	14,071	4,924	33,974	27,408

Discontinued operations:
Loss from discontinued operations, net of tax RMBnil for both 2008 and 2007	—	—	—	—	—	(139)
Minority interest in discontinued operations, net of tax RMBnil for both 2008 and 2007	—	—	—	—	—	(230)

Loss on discontinued operations	—	—	—	—	—	(369)

Net income	3,731	25,744	14,071	4,924	33,974	27,039

Net income per share
Basic	0.14	0.94	0.52	0.18	1.24	1.05

Diluted	0.14	0.94	0.49	0.18	1.22	0.99

Weighted average shares used in computation:
Basic	27,385,554	27,385,554	26,954,945	27,341,405	27,341,405	25,840,030

Diluted	27,385,554	27,385,554	28,463,653	27,838,906	27,838,906	27,313,016

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the six months ended June 30,
	2008	2008	2007
	US$	RMB	RMB
	(Note 1)
Cash flows from operating activities:
Net income	4,924	33,974	27,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in continuing operations	412	2,841	2,424
Minority interest in discontinued operations	—	—	230
Depreciation and amortization	1,789	12,348	2,921
Share-based compensation	1,646	11,356	—
Loss in equity investments	118	816	479
Changes in assets and liabilities:
Accounts receivable	(665)	(4,586)	(7,698)
Inventory	4	29	(145)
Prepaid expenses and other current assets	(322)	(2,223)	(2,076)
Non-current deposits	157	1,081	—
Amounts due from related parties	168	1,160	1,087
Accounts payable	194	1,338	4,717
Accrued expenses and other current liabilities	(2,052)	(14,165)	(46,918)
Amounts due to related parties	—	—	(292)
Income taxes payable	1,117	7,707	2,623
Deferred taxes assets	—	—	86
Deferred taxes liabilities	(118)	(816)	—
Unrecognised tax benefits	(1)	(6)	750

Net cash provided by (used in) operating activities	7,371	50,854	(14,773)

Cash flows from investing activities:
Repayment from advance to related parties	1,278	8,817	1,811
Advance to related parties	(22)	(149)	(1,443)
Purchase of subsidiaries, net of cash acquired	(59,950)	(413,657)	—
Purchase of property and equipment	(513)	(3,536)	(1,298)
Term deposits	32,373	223,372	41,487
Proceeds from disposal of discontinued operations, net of cash disposed of	—	—	(9,113)

Net cash used in investing activities	(26,834)	(185,153)	31,444

Cash flows from financing activities:
Other borrowings raised	243	1,680	—
Exercise of warrants, net of expense of RMB600	2,038	14,064	—
Repayment of capital lease obligation	(5)	(32)	(76)
Repayment of advances from related parities	—	—	(4,251)

Net cash provided by (used in) financing activities	2,276	15,712	(4,327)

Effect of foreign exchange rate changes	(32)	(224)	(1,704)
Net decrease in cash and cash equivalents	(17,219)	(118,811)	10,640
Cash and cash equivalents at beginning of the period	20,088	138,610	278,067

Cash and cash equivalents at end of the period	2,869	19,799	288,707

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
Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been using the same accounting policies used in the preparation of the audited financial statements included in CEC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, except for the following additional accounting policies adopted in connection with the acquisition set out in Note 4:

Revenues from bachelor degree and diploma program offerings, representing tuition fees and accommodation and catering service income, are recognized on a straight-line basis over the service period.

Customer relationship acquired is being amortized using the accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.
Convenience Translation
Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.9 to US$1 was applied as of June 30, 2008. Such transaction should not be construed to be the amounts that would have been reported under US GAAP.
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
In December 2007, the Financial Accounting Standard Board (“FASB”) issued Standard of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combination”, to improve reporting creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating whether the adoption of SFAS No. 141R will have a significant effect on its consolidated financial position, results of operations or cash flows.

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

The following was a summary of the assets and liabilities associated with the discontinued operations as of February 9, 2007:

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

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations were as follows for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	RMB	RMB	RMB	RMB
Revenues	—	—	—	1,096

Loss before provision of income taxes from discontinued operations	—	—	—	(139)
Provision for income taxes	—	—	—	—
Minority interest in discontinued operations	—	—	—	(230)

Loss from discontinued operations, net of tax	—	—	—	(369)

Reduction in net income per share of the Company — basic and diluted	—	—	—	(0.01)

4.	ACQUISITION
On April 11, 2008, Yu Pei Information Technology (Shanghai) Limited, the Company’s subsidiary in the People’s Republic of China (the “PRC”), consummated the acquisition of an 80% interest in Hai Lai Education Technology Limited (“Hai Lai”) from Beijing Heng Tai Jufu Investment Limited. Hai Lai holds the entire interest in the Foreign Trade and Business College of Chongqing Normal University (“FTBC”) and Hai Yuen Company Limited (“Heng Tai”). FTBC is a private college affiliated with Chongqing Normal University. The consideration for the acquisition was RMB480,000, of which RMB424,000 was paid and the remaining balance of RMB56,000 was agreed to be paid subsequent to June 2008. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market value at the date of acquisition. The preliminary purchase price allocation, which was based on management’s estimates and assumptions, was as follows:

		Amortization
	RMB	period
Cash	10,343
Other current assets	323
Non-current deposits	523
Property and equipment and land use rights	355,450	4-50 years

Intangible assets:
Customer relationship (allocated to the TUG as set out in Note 11)	45,049	41 months
Goodwill (allocated to the TUG as set out in Note 11)	289,417
Bank and other borrowings	(65,000)
Other current liabilities	(83,779)
Deferred tax liabilities	(28,939)
Long-term bank loans	(20,000)
Unrecognized tax benefits	(6,837)
Minority interest	(16,550)

Total	480,000

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market. The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.
Pro forma
The following supplemental unaudited pro forma results of operations for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007 presented the acquisition as if it had occurred on January 1, 2008 and 2007. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates, indicated, or that may result in the future:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	RMB	RMB	RMB	RMB
Net revenues	77,222	66,920	163,713	124,773
Net income attributable to holders of ordinary shares	26,220	16,282	37,706	30,916
Net income per share — basic	0.96	0.60	1.38	1.20
Net income per share — diluted	0.96	0.57	1.35	1.13
5.	NON-CURRENT DEPOSITS
Non-current deposits consisted of the following:

	As of June 30,2008	As of December 31,2007
	RMB	RMB
Rental deposits	1,350	1,948

Rental deposits represented satellite rental deposit for ChinaCast satellite business operations and office rental deposits for the Company’s daily operations. These deposits are classified into non-current deposits since they will not be refunded within one year.

6.	COMPREHENSIVE INCOME
The components of comprehensive income for the periods presented were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	RMB	RMB	RMB	RMB
Net income	25,744	14,071	33,974	27,039

Foreign currency translation adjustment	(63)	(1,317)	(246)	(2,915)

Comprehensive income	25,681	12,754	33,728	24,124

7.	ACQUIRED INTANGIBLE ASSET, NET
Acquired intangible assets, net consisted of the following:

	As of June 30, 2008	As of December 31, 2007
	RMB	RMB
Brand name usage right	22,532	22,532
Customer relationship	45,049	—

	67,581	22,532

Less: accumulated amortization	(7,035)	(751)

	60,546	21,781

On August 30, 2007, the Company acquired 100% of the outstanding registered capital of Modern English Trademark Limited (“MET”), in exchange for cash of RMB22,532 (US$3,000). MET has no assets or liabilities except for a 10-year exclusive brand name usage right. The acquisition was recorded as an intangible asset, which is being amortized on a straight-line basis over 10 years.

For the three months and six months ended June 30, 2008, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB563 and RMB 1,126 respectively. The Company will record amortization expenses in respect of brand name usage right of RMB1,127, RMB2,253, RMB2,253, RMB2,253, RMB12,769 in 2008, 2009, 2010, 2011 and 2012 and thereafter, respectively.

On April 11, 2008, the Company acquired customer relationship through an acquisition (see Note 4). The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

For the three months and six months ended June 30, 2008, the Company recorded amortization expense in respect of the customer relationship amounting to RMB5,158 and RMB 5,158 respectively. The Company will record amortization expenses in respect of customer relationship of RMB9,793, RMB15,669, RMB9,793 and RMB4,636 in 2008, 2009, 2010 and 2011, respectively.

8.	STOCK COMPENSATION PLAN
2007 Omnibus Securities and Incentive Plan (“2007 Plan”)

Under the 2007 Plan adopted in May 2007, the Company may grant any awards to eligible participants, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

On July 11, 2007, the Company granted, under the 2007 Plan, 12,500 ordinary shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75).

On January 11, 2008, the Company granted, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was granted 100,000 restricted shares of the Company’s common stock. All of the shares of restricted stock granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On January 11, 2008, the Company granted, under the 2007 Plan, 1,200,000 share options on the Company’s common stock to selected employees at no consideration. The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were/will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. Upon exercise of these share options, a total of 1,200,000 common stock will be issued. As of June 30, 2008, no restricted shares or share options have been forfeited.

Management used the Black Scholes Model to estimate the fair value of the share options on the grant date with the following assumptions:

Expected price volatility	37.6%
Risk-free interest rate	4.75%
Expected life	67 months
Expected dividends	—
Fair value of ordinary share at grant date	US$	6.25
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
As of June 30, 2008, 401,000 share options were exercisable. The following table summarized information with respect to share options outstanding at June 30, 2008:

				Weighted-average
	Exercise		Number	Remaining	Intrinsic
	price		outstanding	contractual life	value
Share options	US$	6.3	1,200,000	9.5 years	—
The aggregate intrinsic value of share options outstanding and exercisable as of June 30, 2008 was US$nil and US$nil, respectively.

Total share-based compensation expenses amounting to RMB2,241and RMBnil were recognized for the three months ended June 30, 2008 and 2007, respectively. Total share-based compensation expenses amounting to RMB11,356 and RMBnil were recognized for the six months ended June 30, 2008 and 2007, respectively.

There was RMB24,445 of total unrecognized compensation expense related to nonvested restricted shares and share options as of June 30, 2008.

As of June 30, 2008, no other awards have been granted under the 2007 Plan.

9.	INCOME TAXES
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

On April 11, 2008, the Company consummated the acquisition of an 80% interest in Hai Lai. Hai Lai holds the entire interest in FTBC and Hai Yuen. Hai Lai was incorporated in the PRC and is subject to PRC income tax rate of 25% since 2008. Hai Yuen and FIBC were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% in accordance with the western development preferential policy.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on January 1, 2007. During the six months ended June 30, 2008, the unrecognized tax benefits increased from RMB27,892 to RMB34,723.
10.	NET INCOME PER SHARE
Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2008		2007		2008		2007
Numerator used in basic and diluted net income per share:
Income from continuing operations	RMB	25,744	RMB	14,071	RMB	33,974	RMB	27,408

Loss on discontinued operation	RMB	—	RMB	—	RMB	—	RMB	(369)

Income attributable to holders of ordinary shares	RMB	25,744	RMB	14,071	RMB	33,974	RMB	27,039

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		27,385,554		26,954,945		27,341,405		25,840,030

Plus:
Incremental ordinary shares from assumed conversions of stock options and exercises of Warrants (Note 12)		—		1,508,708		497,501		1,472,986

Weighted average ordinary shares outstanding used in computing diluted net income per share		27,385,554		28,463,653		27,838,906		27,313,016

Net income per share—basic:
Income from continuing operations	RMB	0.94	RMB	0.52	RMB	1.24	RMB	1.06

Loss on discontinued operations	RMB	—	RMB	—	RMB	—	RMB	(0.01)

Net income	RMB	0.94	RMB	0.52	RMB	1.24	RMB	1.05

Net income per share—diluted:
Income from continuing operations	RMB	0.94	RMB	0.49	RMB	1.22	RMB	1.00

Loss on discontinued operations	RMB	—	RMB	—	RMB	—	RMB	(0.01)

Net income	RMB	0.94	RMB	0.49	RMB	1.22	RMB	0.99

The diluted net income per share calculations have not included the outstanding unit purchase option (the “UPO”) or the related warrants (Note 12) since the effect is anti-dilutive.

11.	SEGMENT INFORMATION
Since the acquisition of Hai Lai in April 2008, the Company has been organized as two business segments, the E-learning and training service Group (“ELG”), encompassing all the Company’s business operations before the acquisition, and the Traditional University Group (“TUG”), offering bachelor and diploma programs to students in the PRC. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The following were details of the Company’s reportable segments:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	RMB	RMB	RMB	RMB

Revenues from external customers:
ELG (Note)	48,311	42,273	107,805	82,128
TUG	25,612	—	25,612	—

	73,923	42,273	133,417	82,128

Income from operations:
ELG	22,406	15,585	29,439	31,551
TUG	6,673	—	6,673	—

	29,079	15,585	36,112	31,551

Note:
Revenues from ELG:
Service	45,196	34,487	85,401	68,022
Equipment	3,115	7,786	22,404	14,106

	48,311	42,273	107,805	82,128

	As of June	As of December
	30, 2008	31, 2007
Segment assets:
	629,021	950,714
ELG	654,974	—

TUG	1,283,995	950,714

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were customers accounting for 10% or more of total net revenues for the three and six months ended June 30, 2008.

Three customers as of June 30, 2008 and two customers as of December 31, 2007 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 36.9% and 25.7% of the Company’s accounts receivable balance at June 30, 2008 and December 31, 2007, respectively.

12.	WARRANTS AND UNIT PURCHASE OPTIONS

In March 2004, Great Wall sold 4,515,975 units in its initial public offering. Each unit consists of one share of the Company’s common stock and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of US$5 commencing on the consummation of the Share Exchange Transaction. In no event will the Company be required to net cash settle the warrant exercise.

In April 2008, 50,100 Warrants had been exercised at an exercise price of US$5.

In June 2008, the Company entered into agreements with Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (collectively, “Fir Tree”) and Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (collectively, “Sherleigh”)(Fir Tree and Sherleigh, collectively, the “Warrantholders”), whereby the Company agreed to reduce the exercise price of the Warrants held by Fir Tree and Sherleigh from US$5.00 per share to US$4.25 per share. In connection with the reduction in the price of the Warrants, in June 2008, Fir Tree exercised in full an aggregate of 3,007,200 Warrants and Sherleigh exercised in full an aggregate of 411,882 Warrants. As additional consideration for the Warrantholders exercising the Warrants in full as well as for the value of the Warrants, in June 2008 the Company issued 459,925 restricted shares of common stock of the Company to Fir Tree and 62,994 restricted shares of common stock of the Company to Sherleigh. The additional value to the Warrantholders as a result of the above arrangement represented a deemed dividend to the Warrantholders, and it was recognized at the time when the relevant Warrants were exercised on June 30, 2008.

In connection with the initial public offering, Great Wall issued, for $100, an “UPO” to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per unit. In addition, the warrants (“UPO Warrants”) underlying such units are exercisable at US$6.95 per share. In January 2008, the underwriters exercised the UPO to purchase 5,000 units.

As of June 30, 2008, there were 395,000 UPO, 10,000 UPO Warrants and 5,562,768 Warrants outstanding.
13.	NEW BORROWINGS

Bank borrowings amounting to RMB78,400 were assumed in connection with the acquisition as set out in Note 4. Bank borrowings carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% to 20% per annum and will be repayable within two years. As of June 30, 2008, bank borrowings amounting to RMB73,400 will be due for repayment within one year and were classified as current liabilities.

In connection with the acquisition as set out in Note 4, other borrowings amounting to RMB6,600 were assumed. During the period to June 30, 2008, a further amount of other borrowings of RMB1,680 was raised. These borrowings carried interest at 10.125% per annum and will be repayable within one year.
14.	CONTINGENCIES
a)	On March 21, 2006, after obtaining the approval of its shareholders, the Company amended certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit the amendment of the “business combination” provisions contained therein and to extend the date before which the Company must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which the Company could consummate a business combination was not contemplated by the initial public offering (“IPO”) prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.

15.	SUBSEQUENT EVENTS

In July 2008, the Company entered into agreements with Capela Overseas Ltd (“Capela”), whereby the Company agreed to reduce the exercise price of the Warrants held by Capela from US$5.00 per share to US$4.25 per share. In connection with the reduction in the price of the Warrants, on July 4, 2008, Capela exercised in full an aggregate of 94,117 Warrants. As additional consideration for Capela exercising the Warrants in full as well as for the value of the Warrants, on July 4, 2008 the Company issued 14,394 restricted shares of common stock of the Company to Capela.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statement
Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into post-secondary brick and mortar education market; expectations for E-learning and training services the PRC; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s education market; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects”, “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-KSB, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.
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
Critical Accounting Policies
For summary of the critical accounting policies and the significant judgements and estimates made on the part of the management, see item 6 of Form 10KSB for the year ended December 31, 2007 filed by the Company on March 31, 2008. The following are accounting policies that were either new or were adopted during the six months ended June 30, 2008.
The Company acquired 80% of Hai Lai, which owns FTBC in the second quarter of 2008. FTBC offers accredited bachelor degree and diploma courses to students in the PRC. Revenues from bachelor degree and diploma program offerings, representing tuition fees and accommodation and catering service income, are recognized on a straight-line basis over the service period. Customer relationship acquired is being amortized using the accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the evenue and cash flow associated.

Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. CCL’s registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.9RMB at June 30, 2008 for the three months and six months ended June 30, 2008.
Since our acquisition of Hai Lai, we have been organized as two business divisions, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
Three Months Ended June 30, 2008 compared to the three Months Ended June 30, 2007. The revenue of the Company for the three months and six months ended June 30, 2008 amounted to RMB73.9 million (US$10.7 million) and RMB133.4 million (US$19.3 million) respectively representing an increase of 74.7% and 62.5% over the revenue of the corresponding period in 2007. The increase was mainly due to the acquisition of Hai Lai,which forms the TUG, in the second quarter of 2008.
Revenue of the ELG amounted to RMB48.3 million (US$7.0 million) and RMB107.8 million (US$15.6 million) for the three months and six months ended June 30, 2008 as compared to a revenue of RMB42.3 million and RMB82.1 million of the ELG the three months and six months ended June 30, 2007. Service income, mainly of a recurring nature amounted to RMB45.2 million (US$6.6 million) and RMB85.4 million (US$12.4 million) for the three months and six months ended June 30 2008 compared to RMB34.5 million and RMB68 million in the same periods in 2007. Equipment sales, mainly project based, amounted to RMB3.1 million (US$0.5 million) and RMB22.4 million (US$3.2 million) for the three months and six months ended June 30 2008 against RMB7.8 million and RMB 14.1 million during the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended		Three Months Ended
	June 30, 2008		June 30, 2007
(millions)	US$	RMB	RMB
Post secondary education distance learning	3.5	24.1	15.4
K-12 and content delivery	2.5	17.4	17.8
Vocational training, enterprise / government training and networking and English training services	1.0	6.8	9.1
Total ELG revenue	7.0	48.3	42.3

	Six Months ended		Six Months Ended
	June 30, 2008		June 30, 2007
(millions)	US$	RMB	RMB
Post secondary education distance learning	6.8	46.8	30.2
K-12 and content delivery	4.8	33.3	33.5
Vocational training, enterprise / government training and networking and English training services	4.0	27.7	18.4
Total ELG revenue	15.6	107.8	82.1
Net revenue from post secondary education distance learning services increased from RMB30.2 million in the six months ended June 30, 2007 to RMB46.8 million (US$6.8 million) in six months ended June 30, 2008. Net revenue from post secondary education distance learning services increased from RMB15.7 million in the three months ended June 30, 2007 to RMB24.1 million (US$3.5 million) in three months ended June 30, 2008. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students, increased to 128,000 at June 30, 2008 from 116,000 at the end of June 30, 2007. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 0.6% from RMB33.5 million for the six months ended June 30, 2007 to RMB33.3 million (US$4.38million) for the six months ended June 30, 2008. The revenue from the K-12 and content delivery business decreased by approximately 2.2% from RMB17.8 million for the three months ended June 30, 2007 to RMB17.4 million (US$2.5 million) for the three months ended June 30, 2008. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services and enterprise government training and networking, and English training services increased from RMB18.4 million during the six months ended June 30, 2007 to RMB27.7 million (US$4.0 million) during the six months ended June 30, 2008. Net revenue from vocational and career training services and enterprise government training and networking, and English training services decreased from RMB9.1 million during the three months ended June 30, 2007 to RMB6.8 million (US$2.9 million) during the three months ended June 30, 2008. The changes were mainly due to fluctuations in equipment sales, the nature of which is not recurring. English training service contributed a revenue of RMB1.9 million (US$0.3 million) in the first half of 2008.
TUG was newly established in the second quarter of 2008 after the acquisition of Hai Lai and its revenue amounted to RMB25.6 million (US$3.7 million) in the three months ended June 30, 2008. FTBC had approximately 10,000 students and generated RMB21.1 million (US$3.1 million) tuition revenue in the second quarter of 2008. Other revenue of TUG, which comprises mainly accommodation and catering revenue, amounted to RMB4.5 million (US$0.7 million).
Cost of sales of the Company increased by 82.3% from RMB35.5 million during the first half of 2007 to RMB64.7 million (US$9.4 million) during the first half of 2008. Cost of sales of the Company increased by 81.6% from RMB18.5 million during the second quarter of 2007 to RMB33.6 million (US$4.9 million) during the second quarter of 2008. The increase was due to the acquisition of Hai Lai and increase in equipment sales.
ELG’s cost of materials increased from RMB14.4 million during the first half of 2007 to RMB22.2 million (US$3.2 million) during the first half of 2008. ELG’s cost of materials decreased from RMB8.2 million during the second quarter of 2007 to RMB3.1 million (US$0.4 million) during the second quarter of 2008. The changes were mainly due to fluctuations in equipment sales. The cost of service for the ELG amounted to RMB12.2 million (US$1.8 million) and RMB24.1 million (US$3.5 million) for the three months and six months ended June 30, 2008 as compared to RMB10.3 million and RMB21.1 million in the same periods in 2007. The increase was due to the establishment of English training service in the second half of 2007.
TUG’s cost amounted to RMB18.3 million (US$2.7 million) in the second quarter of 2008, which comprises payroll to teaching staff, depreciation and amortization expense in relation to the intangible asset.
ELG ‘s gross profit margin increased by 12.3 percentage points, from 56.2% in the first quarter of 2007 to 68.5% in the second quarter of 2008. The increase was due to the decrease in equipment sales, which has a low margin and the increase in post secondary distance learning education revenue. TUG’s gross profit margin was 28.4% for the second quarter of 2008.
For the three months ended June 30, 2008, the Company received a management service fee of RMB2.0 million (US$0.3 million), as compared to RMB7.1 million during the three months ended June 30, 2007. For the six months ended June 30, 2008, the Company received a management service fee of RMB2.8 million (US$0.4 million), as compared to RMB11.8 million during the six months ended June 30, 2007. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company, which led to the reduction in management service fee.
Selling and marketing expenses decreased from RMB2.1 million in the second quarter of 2007 to RMB0.9 million (US$0.1 million) in the second quarter of 2008. Selling and marketing expenses increased from RMB2.8 million in the first half of 2007 to RMB4.4 million (US$0.6 million) in the first half of 2008. The increase in the first half was due to the granting of employee share options under the CEC’s share incentive plan, which led to a share-based compensation of RMB1.4 million and RMB0.1 million in the selling and marketing expenses for the first quarter and second quarter of 2008 respectively. The reduction in the second quarter of 2008 as compared to the same period in 2007 was due to the reduction in selling and marketing expenses of the English training service.

General and administrative expenses increased by 11.9% to RMB12.2 million (US$1.8 million) in the three months ended June 30, 2008 from RMB10.9 million during the three months ended June 30, 2007. General and administrative expenses increased by 44.8% to RMB30.4 million (US$4.4 million) in the six months ended June 30, 2008 from RMB21.0 million during the six months ended June 30, 2007. The increase was due to the granting of restricted shares to directors of the CEC and employee share options to employees under the CEC’s share incentive plan, which led to a share-based compensation of RMB10.0 million (US$1.4 million) in the general and administrative expenses for the first half of 2008.
The Company has foreign exchange losses of RMB0.2 million (US$0.03 million) for the second quarter of 2008 compared to a loss of RMB2.3 million during the second quarter of 2007. The Company has foreign exchange losses of RMB0.7 million (US$0.1 million) for the first half of 2008 compared to a loss of RMB3.1 million during the first half of 2007. The decrease was a result of the reduction of the Company’s holding in US dollars during 2007.
Interest income increased significantly from RMB3.9 million in the second quarter of 2007 to RMB 5.7 million (US$0.8 million) in the second quarter of 2008. Interest income increased significantly from RMB6.8 million in the first half of 2007 to RMB 11.6 million (US$1.7 million) in the first half of 2008. The increase was mainly due to the increase in the Company’s cash and term deposits and the increase in interest rate in China.
Overall, profit before income tax increased from RMB19.5 million in the three months ended June 30, 2007 to RMB34.6 million (US$5.0 million) in the three months ended June 30, 2008, an increase of 77.4%. The increase was mainly due to increase in business in the DLG. The TUG also contributed RMB6.5 million (US$0.9 million) to the increase.
The Company’s share of loss in equity investments amounted to RMB0.4 million (US$0.06 million) in the second quarter of 2008 compared to RMB0.2 million in the second quarter of 2007. The Company’s share of loss in equity investments amounted to RMB0.8 million (US$0.1 million) in the first half of 2008 compared to RMB0.5 million in the first half of 2007.
Income taxes increased by 55.5% from RMB4.5 million in the second quarter of 2007 to RMB6.0 million (US$0.9 million) in the second quarter of 2008. Income taxes increased by 35.0% from RMB8.0 million in the first half of 2007 to RMB9.9 million (US$1.4 million) in the first half of 2008. The increase was due to the increase in business and the newly acquired TUG.
Minority interest amounted to RMB2.5 million (US$0.4 million) for the three months ended June 30, 2008 as compared to RMB0.6 million for the three months ended June 30, 2007. The increase in minority interest in 2008 was mainly due to the acquisition of Hai Lai, in which there is a 20% minority stake.
Income from continuing operations amounted to RMB25.7 million (US$3.7million) in the three months ended June 30, 2008 compared to RMB14.1 million in the three months ended June 30, 2007.
In February 2007, the Company streamlined its beneficial holding in Tongfang Chuangxin by disposing its entire stake in Tongfang Education in exchange for a direct 17.85% stake in Tongfang Chuangxin and RMB6.3 million. As a result, the Company cannot consolidate the results of Tongfang Education and Tongfang Chuangxin. The consolidated result of Tongfang Education was shown as loss on discontinued operations for the six months ended June 30, 2007. Net loss on discontinued operations amounted to RMB0.4 million for the six months ended June 30, 2007.
Net income increased significantly by 76.6% to RMB25.7 million (US$3.7 million) in the three months ended June 30, 2008 from RMB14.1 million in the three months ended June 30, 2007. The increase are mainly due to the increase in business and the newly acquired TUG.
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

Liquidity and Capital Resources
The following is an extract of the key items from the consolidated balance sheets.

	As of		As of
	June 30, 2008		December 31, 2007
(millions)	RMB	US$	RMB
Cash and cash equivalents	19.8	2.9	138.6
Term deposits	373.4	54.1	596.8
Subtotal	393.2	57.0	735.4
Accounts receivable	39.1	5.7	35.3
Inventory	2.0	0.3	2.0
Prepaid expenses and other current assets	9.6	1.4	7.1
Total current assets	446.0	64.6	783.1
Non-current advances to a related party	111.2	16.1	119.9
Total assets	1,284.0	186.1	950.7
Cash and bank balances together with term deposits decreased from RMB735.4 million as at December 31, 2007, to RMB393.2 (US$57.0) million as at June 30, 2008. The decrease of approximately 46.5% was because of the payment of the consideration for the acquisition of Hai Lai.
There was a net cash generated from operating activities of RMB50.9 million (US$7.4 million) in the six months ended June 30, 2008 as compared to a net cash used in operating activities of RMB14.8 million in the six months ended June 30, 2007. This was mainly due to the profit earned. There were also substantial settlements of professional fees after the consummation of the acquisition exercise of CCH in the first quarter of 2007. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue which payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.
Net cash used in investment activities in the first six months of 2008 was RMB185.2 million (US$26.8 million), mainly reflecting the net effect of payment for the acquisition of Hai Lai of RMB413.7 million (US$60.0 million) and transfer from term deposit of RMB223.4 million (US$32.4 million). For the six months ended June 30, 2007, transfer from term deposit amounted to RMB41.5 million.
Net cash provided by financing activities in the first six months of 2008 was RMB15.7 million (US$2.3 million) as a result of the exercise of Warrants.
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
Total assets at June 30, 2008 amounted to RMB1,284.0 million (US$186.1 million). At December 31, 2007, total assets were RMB950.7 million, an increase of 35.1%. Total current assets decreased by 43% to 446.0 million.
Account receivables increased from RMB35.3 million as at December 31, 2007 to RMB39.1 million (US$5.7 million) at June 30, 2008. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, decreased slightly to RMB2.0 million (US$0.3 million) at June 30, 2008.

Prepaid expenses and other current assets increased from RMB7.1 million as at December 31, 2007 to RMB9.6 million (US$1.4 million). The increase was mainly due to the accrued interest for the term deposit.
The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB111.2 million (US$16.1 million) as at June 30, 2008. As at December 31, 2007, the amount advanced was RMB119.9 million, the decrease is mainly due to repayment made.
As at June 30, 2008, the Company had total long-term bank loans of RMB78.4 million (US$11.4 million) as a result of the acquisition of Hai Lai. RMB73.4 million of the bank loans are expiring in 2009, while the other RMB5 million is expiring in 2010. All the bank loans were secured by the fixed assets in FTBC.
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
     Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on June 30, 2008, the exchange rate between the RMB and the U.S. dollar was RMB6.9 to US$1.
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
     We recognized a foreign exchange loss of approximately RMB0.2 million (US$0.02 million) RMB0.7 million (US$0.1 million) for the three and six months ended June 30, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.
Interest Rate Risk
     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three and six months ended June 30, 2008, we recorded an interest income of RMB5.7 million (US$0.8 million) RMB11.6 million (US$1.7 million). Any significant changes in interest rate might have an adverse effect on this interest income.
     We have short-term and long-term debt amounting to RMB78.4 million (US$11.4 million) as at June 30, 2008. Interest paid in the six months end June 30, 2008 was RMB2.8 million. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2007 Annual Report on Form 10-KSB.
Inflation
     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2007 Annual Report on Form 10-KSB.
Item 4. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.
     There were no changes in our internal controls or in other factors during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 4A. Controls and Procedures.
     Not Applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party to any pending material legal proceeding.
Item 1A. Risk Factors.
     There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

CHINACAST EDUCATION CORPORATION (Registrant)
Date: August 11, 2008	By:	/s/ Ron Chan Tze Ngon
Name: Ron Chan Tze Ngon
Title: Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
Name: Antonio Sena
Title: Chief Financial Officer and
Secretary (Principal Financial Officer)