Form 10-Q
period 2008-09-30
CHINACAST EDUCATION CORP
filed 2008-11-10
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Former Name If Applicable
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 35,648,251 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 10, 2008.
     Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

			As of
	As of September 30,		December 31,
	2008	2008	2007
	US$	RMB	RMB
	(Note 1)
Assets

Current assets:
Cash and cash equivalents	12,924	87,884	138,610
Term deposits	60,147	409,000	596,768
Accounts receivable	8,712	59,242	35,316
Inventory	303	2,057	2,015
Prepaid expenses and other current assets	1,428	9,720	7,127
Amounts due from related parties	336	2,288	3,248

Total current assets	83,850	570,191	783,084
Non-current deposits	116	788	1,948
Deposit for business acquisition	2,794	19,000	—
Property and equipment, net	33,458	227,514	11,107
Land use rights, net	18,007	122,448	—
Acquired intangible assets, net	7,403	50,338	21,781
Long-term investments	1,549	10,531	11,165
Non-current advances to a related party	16,040	109,072	119,914
Goodwill	45,790	311,369	1,715

Total assets	209,007	1,421,251	950,714

Liabilities, minority interest, and shareholders’ equity
Current liabilities:
Accounts payable	2,882	19,595	13,027
Accrued expenses and other current liabilities	28,420	193,261	53,376
Income taxes payable	7,423	50,477	31,237
Other borrowings	632	4,298	—
Current portion of long-term bank loans	11,529	78,400	—
Current portion of capital lease obligations	177	1,202	34

Total current liabilities	51,063	347,233	97,674

Non-current liabilities:
Capital lease obligations, net of current portion	357	2,430	—
Deferred tax liabilities	3,189	21,685	—
Unrecognized tax benefits	5,332	36,258	27,892

Total non-current liabilities	8,878	60,373	27,892

Total liabilities	59,941	407,606	125,566

Minority interest	6,283	42,723	20,512
Commitments and contingencies (Note 15)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized in 2008 and 2007; 31,389,251 and 27,292,641 shares issued and outstanding in 2008 and 2007, respectively)	3	24	21
Additional paid-in capital	129,674	881,785	768,844
Statutory reserve	3,775	25,671	16,087
Accumulated other comprehensive loss	(813)	(5,526)	(5,205)
Retained earnings	10,144	68,968	24,889

Total shareholders’ equity	142,783	970,922	804,636

Total liabilities, minority interest, and shareholders’ equity	209,007	1,421,251	950,714

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2008	2007	2008	2008	2007
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)			(Note 1)
Revenues:
Service	10,420	70,856	37,992	26,745	181,869	106,014
Equipment	283	1,923	8,038	3,577	24,327	22,144

	10,703	72,779	46,030	30,322	206,196	128,158

Cost of revenues:
Service	(4,248)	(28,887)	(12,178)	(10,497)	(71,369)	(33,267)
Equipment	(279)	(1,898)	(7,967)	(3,543)	(24,093)	(22,378)

	(4,527)	(30,785)	(20,145)	(14,040)	(95,462)	(55,645)

Gross profit	6,176	41,994	25,885	16,282	110,734	72,513

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB1,506 and RMB170 for the nine months ended September 30 for 2008 and 2007, respectively, share-based compensation of RMB114 and RMB170 for the three months ended September 30 for 2008 and 2007, respectively)	(294)	(2,001)	(1,731)	(937)	(6,370)	(4,496)
General and administrative expenses (including share-based compensation of RMB12,079 and RMB360 for the nine months ended September 30 for 2008 and 2007, respectively, share-based compensation of RMB2,115 and RMB360 for the three months ended September 30 for 2008 and 2007, respectively)	(2,438)	(16,577)	(12,425)	(6,908)	(46,976)	(33,423)
Foreign exchange loss	(58)	(392)	(1,114)	(153)	(1,043)	(4,257)
Management service fee	274	1,864	5,138	685	4,655	16,967
Other operating income	34	232	—	34	232	—

Total operating expenses, net	(2,482)	(16,874)	(10,132)	(7,279)	(49,502)	(25,209)

Income from operations	3,694	25,120	15,753	9,003	61,232	47,304
Interest income	616	4,191	6,140	2,319	15,764	12,962
Interest expense	(37)	(251)	(4)	(64)	(437)	(34)

Income before provision for income taxes, earnings in equity investments, and minority interest and discontinued operations	4,273	29,060	21,889	11,258	76,559	60,232
Provision for income taxes	(990)	(6,733)	(4,527)	(2,441)	(16,601)	(12,559)

Income before earnings in equity investments, minority interest, and discontinued operations	3,283	22,327	17,362	8,817	59,958	47,673
Earnings in equity investments	27	182	(232)	(93)	(634)	(711)
Minority interest	(415)	(2,820)	(295)	(832)	(5,661)	(2,719)

Income from continuing operations	2,895	19,689	16,835	7,892	53,663	44,243
Discontinued operations:
Loss from discontinued operations, net of tax RMBnil for both 2008 and 2007	—	—	—	—	—	(139)

Minority interest in discontinued operations, net of tax RMBnil for both 2008 and 2007	—	—	—	—	—	(230)

Loss on discontinued operations	—	—	—	—	—	(369)

Net income	2,895	19,689	16,835	7,892	53,663	43,874

Net income per share
Basic	0.09	0.63	0.62	0.28	1.87	1.67

Diluted	0.09	0.63	0.61	0.27	1.85	1.60

Weighted average shares used in computation:
Basic	31,373,482	31,373,482	27,266,564	28,695,241	28,695,241	26,315,541

Diluted	31,373,482	31,373,482	27,783,672	29,026,908	29,026,908	27,491,941

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the nine months ended September 30,
	2008	2008	2007
	US$	RMB	RMB
	(Note 1)
Cash flows from operating activities:
Net income	7,892	53,663	43,874
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in continuing operations	832	5,661	2,719
Minority interest in discontinued operations	—	—	230
Depreciation and amortization	3,395	23,083	3,878
Share-based compensation	1,998	13,585	530
Gain on disposal of property and equipment	(34)	(232)	—
Loss in equity investments	93	634	711
Changes in assets and liabilities:
Accounts receivable	(3,650)	(24,822)	5,604
Inventory	(6)	(42)	(164)
Prepaid expenses and other current assets	(339)	(2,302)	(1,779)
Non-current deposits	241	1,640	—
Amounts due from related parties	141	960	745
Accounts payable	(444)	(3,022)	(4,761)
Accrued expenses and other current liabilities	9,575	65,113	(42,039)
Amounts due to related parties	—	—	(115)
Income taxes payable	2,019	13,728	4,098
Deferred taxes assets			129
Deferred taxes liabilities	(237)	(1,611)	—
Unrecognized tax benefits	224	1,529	3,443

Net cash provided by operating activities	21,700	147,565	17,103

Cash flows from investing activities:
Repayment from advance to related parties	1,616	10,991	9,170
Advance to related parties	(22)	(149)	(1,443)
Purchase of subsidiaries, net of cash acquired	(68,457)	(465,507)	—
Purchase of property and equipment	(2,093)	(14,235)	(1,548)
Term deposits	27,613	187,768	15,378
Disposal of property and equipment	38	256	—
Deposit for business acquisition	(2,794)	(19,000)	—
Advance received from disposal of cost method investment	—	—	12,000
Proceeds from disposal of discontinued operations, net of cash disposed of	—	—	(9,113)

Net cash (used in) provided by investing activities	(44,099)	(299,876)	24,444

Cash flows from financing activities:
Other borrowings raised	779	5,298	—
Repayment of other borrowings	(1,118)	(7,600)	—
Exercise of warrants	2,467	16,778	—
Repayment of capital lease obligations	(27)	(184)	(111)
Repayment of advances from related parities	—	—	(4,251)
Collection of subscription receivable	12,893	87,670	—
Capital distribution	—	—	(5,793)

Net cash provided by (used in) financing activities	14,994	101,962	(10,155)

Effect of foreign exchange rate changes	(55)	(377)	(1,707)
Net (decrease) increase in cash and cash equivalents	(7,460)	(50,726)	29,685
Cash and cash equivalents at beginning of the period	20,384	138,610	278,067

Cash and cash equivalents at end of the period	12,924	87,884	307,752

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

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.8 to US$1 was applied as of September 30, 2008. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

The Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“ChinaCast”). Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the above transaction consummated on December 22, 2006 (the “Share Exchange Transaction”), the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the consummation date was designed as the effective date when 80.27% of the outstanding ordinary shares of ChinaCast were acquired by Great Wall and the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as minority interest.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transaction. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.

3.	DISCONTINUED OPERATIONS

As of January 1, 2007, the Company had a 50% stake in Beijing Tongfang Digital Education Technology Limited (“Tongfang”) and Tongfang had a 51% stake in Beijing Tongfang Chuangxin Technology Limited (“Tongfang Chuangxin”). The Company considers Tongfang and Tongfang Chuangxin as subsidiaries due to the fact that the Company controls the entities by having the majority voting rights in the board of directors of Tongfang who in turn holds a majority ownership interest in Tongfang Chuangxin. On February 9, 2007, the Company completed the transaction under a sale and purchase agreement with Tongfang Co. Limited to dispose all of its shareholding in Tongfang in return for a 17.85% interest in Tongfang Chuangxin. As part of the consideration for the sale, the Company offset the RMB6,300 payable to Tongfang Co. Limited against the sale proceeds. No significant gain or loss was reported as a result of the sale. Tongfang ceased to be a subsidiary of the Company and the Company has accounted for its investment in Tongfang Chuangxin amounting to RMB8,936 under the cost method of accounting thereafter.

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

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations were as follows for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	RMB	RMB	RMB	RMB
Revenues	—	—	—	1,096

Loss before provision of income taxes from discontinued operations	—	—	—	(139)
Provision for income taxes	—	—	—	—
Minority interest in discontinued operations	—	—	—	(230)

Loss from discontinued operations, net of tax	—	—	—	(369)

Reduction in net income per share of the Company — basic and diluted	—	—	—	(0.01)

4.	ACQUISITION

On April 11, 2008, Yu Pei Information Technology (Shanghai) Limited, the Company’s subsidiary in the People’s Republic of China (the “PRC”), consummated the acquisition of an 80% interest in Hai Lai Education Technology Limited (“Hai Lai”) from Beijing Heng Tai Jufu Investment Limited. Hai Lai holds the entire interest in the Foreign Trade and Business College of Chongqing Normal University (“FTBC”) and Hai Yuen Company Limited (“Heng Tai”). FTBC is a private college affiliated with Chongqing Normal University. The consideration for the acquisition was RMB480,000, of which RMB475,850 was paid and the remaining balance of RMB4,150 will be paid within 2008. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market value at the date of acquisition. The preliminary purchase price allocation, which was based on management’s estimates and assumptions, was as follows:

		Amortization
	RMB	period
Cash	10,343
Other current assets	323
Non-current deposits	523
Property and equipment and land use rights	334,227	4-50 years

Intangible assets:
Customer relationship (allocated to the TUG as set out in Note 11)	40,329	41 months
Goodwill (allocated to the TUG as set out in Note 11)	309,717
Bank and other borrowings	(65,000)
Other current liabilities	(83,779)
Deferred tax liabilities	(23,296)
Long-term bank loans	(20,000)
Unrecognized tax benefits	(6,837)
Minority interest	(16,550)

Total	480,000

The purchase price allocation for the acquisition will be finalized within one year after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired company and its subsidiaries will change the amount of the purchase price allocable to goodwill.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market. The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

Pro forma

The following supplemental unaudited pro forma results of operations for the nine months ended September 30, 2008 and 2007 presented the acquisition as if it had occurred on January 1, 2008 and 2007. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates, indicated, or that may result in the future:

	For the nine months ended September 30,
	2008	2007
	RMB	RMB
Net revenues	236,492	192,125
Net income attributable to holders of ordinary shares	54,914	34,547
Net income per share — basic	1.91	1.31
Net income per share — diluted	1.89	1.26
5.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of September 30, 2008	As of December 31, 2007
	2008	2007
	RMB	RMB
Rental deposits	788	1,948
Rental deposits represented satellite rental deposit for ChinaCast satellite business operations and office rental deposits for the Company’s daily operations. These deposits are classified into non-current deposits since they will not be refunded within one year.

6.	DEPOSIT FOR BUSINESS ACQUISITION

	As of September 30,	As of December 31,
	2008	2007
	RMB	RMB

Deposit for business acquisition	19,000	—
In September 2008, the Company paid RMB19,000 to an independent third party as a deposit for a proposed business acquisition. The acquisition was not concluded and the deposit was subsequently returned to the Company in October 2008.
7.	COMPREHENSIVE INCOME
The components of comprehensive income for the periods presented were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	RMB	RMB	RMB	RMB
Net income	19,689	16,835	53,663	43,874

Foreign currency translation adjustment	(75)	(222)	(321)	(3,137)

Comprehensive income	19,614	16,613	53,342	40,737

8.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of September 30,	As of December 31,
	2008	2007
	RMB	RMB
Brand name usage right	22,532	22,532
Customer relationship	40,329	—

	62,861	22,532

Less: accumulated amortization	(12,523)	(751)

	50,338	21,781

On August 30, 2007, the Company acquired 100% of the outstanding registered capital of Modern English Trademark Limited (“MET”), in exchange for cash of RMB22,532 (US$3,000). MET has no assets or liabilities except for a 10-year exclusive brand name usage right. The acquisition was recorded as an intangible asset, which is being amortized on a straight-line basis over 10 years.

For the three months and nine months ended September 30, 2008, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB563 and RMB 1,690, respectively. The Company will record amortization expenses in respect of brand name usage right of RMB563, RMB2,253, RMB2,253, RMB2,253, RMB12,769 in 2008, 2009, 2010, 2011 and 2012 and thereafter, respectively.

On April 11, 2008, the Company acquired a customer relationship through an acquisition (see Note 4). The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

For the three months and nine months ended September 30, 2008, the Company recorded amortization expense in respect of the customer relationship amounting to RMB4,925 and RMB10,082, respectively. The Company will record amortization expenses in respect of the customer relationship of RMB3,945, RMB14,028, RMB8,767 and RMB3,507 in 2008, 2009, 2010 and 2011, respectively.

9.	STOCK COMPENSATION PLAN

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

On January 11, 2008, the Company granted, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was granted 100,000 restricted shares of the Company’s common stock. All of the shares of restricted stock granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On January 11, 2008, the Company granted, under the 2007 Plan, 1,200,000 share options on the Company’s common stock to selected employees at no consideration. The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were/will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. Upon exercise of these share options, a total of 1,200,000 common stock will be issued. As of September 30, 2008, no restricted shares or share options have been forfeited.

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
As of September 30, 2008, 401,000 share options were exercisable. The following table summarized information with respect to share options outstanding at September 30, 2008:

				Weighted-average
	Exercise		Number	Remaining	Intrinsic
	price		outstanding	contractual life	value
Share options	US$	6.30	1,200,000	9.25 years	—
The aggregate intrinsic value of share options outstanding and exercisable as of September 30, 2008 was US$nil and US$nil, respectively.

Total share-based compensation expenses amounting to RMB2,229 and RMB530 were recognized for the three months ended September 30, 2008 and 2007, respectively. Total share-based compensation expenses amounting to RMB13,585 and RMB530 were recognized for the nine months ended September 30, 2008 and 2007, respectively.

There was RMB21,301 of total unrecognized compensation expense related to nonvested restricted shares and share options as of September 30, 2008.

As of September 30, 2008, no other awards have been granted under the 2007 Plan.

10.	INCOME TAXES

On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. According to transitional rules published after the new income tax law, one of the Company’s major operating subsidiaries, CCT Shanghai, which was subject to the preferential tax rate of 15%, is now eligible to the phased-in rates: 18% in 2008, 20% in 2009, 22% in 2210, 24% in 2011, 25% in 2012 and thereafter.

On April 11, 2008, the Company consummated the acquisition of an 80% interest in Hai Lai. Hai Lai holds the entire interest in FTBC and Hai Yuen. Hai Lai was incorporated in the PRC and is subject to PRC income tax rate of 25% since 2008. Hai Yuen and FTBC were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% in accordance with the western development preferential policy.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on January 1, 2007. During the nine months ended September 30, 2008, the unrecognized tax benefits increased from RMB27,892 to RMB36,258.

11.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2008		2007	2008	2007
Numerator used in basic and diluted net income per share:
Income from continuing operations	RMB	19,689	16,835	53,663	44,243
Loss on discontinued operation	RMB	—	—	—	(369)
Income attributable to holders of ordinary shares	RMB	19,689	16,835	53,663	43,874

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		31,373,482	27,266,564	28,695,241	26,315,541

Plus:
Incremental ordinary shares from assumed conversions of stock options and exercises of Warrants (Note 13)		—	517,108	331,667	1,176,400

Weighted average ordinary shares outstanding used in computing diluted net income per share		31,373,482	27,783,672	29,026,908	27,491,941

Net income per share—basic:
Income from continuing operations	RMB	0.63	0.62	1.87	1.68
Loss on discontinued operations	RMB	—	—	—	(0.01)
Net income	RMB	0.63	0.62	1.87	1.67

Net income per share—diluted:
Income from continuing operations	RMB	0.63	0.61	1.85	1.61
Loss on discontinued operations	RMB	—	—	—	(0.01)
Net income	RMB	0.63	0.61	1.85	1.60
The diluted net income per share calculations have not included the outstanding unit purchase option (the “UPO”) or the related warrants (Note 13) since the effect is anti-dilutive for three month ended September 30, 2008.

12.	SEGMENT INFORMATION

Since the acquisition of Hai Lai in April 2008, the Company has been organized as two business segments, the E-learning and training service Group (“ELG”), encompassing all the Company’s business operations before the acquisition and the Traditional University Group (“TUG”), offering bachelor and diploma programs to students in the PRC. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The following were details of the Company’s reportable segments:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	RMB	RMB	RMB	RMB
Revenues from external customers:
ELG (Note)	46,317	46,030	154,122	128,158
TUG	26,462	—	52,074	—

	72,779	46,030	206,196	128,158

Income from operations:
ELG	16,768	15,753	46,207	47,304
TUG	8,352	—	15,025	—

	25,120	15,753	61,232	47,304

Note:
Revenues from ELG:
Service	44,394	37,992	129,795	106,014
Equipment	1,923	8,038	24,327	22,144

	46,317	46,030	154,122	128,158

	As of September	As of December
	30, 2008	31, 2007
Segment assets:
ELG	654,110	950,714
TUG	767,141	—

	1,421,251	950,714

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.
There were no customers accounting for 10% or more of total net revenues for the three and nine months ended September 30, 2008.
One customer as of September 30, 2008 and two customers as of December 31, 2007 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 16.3% and 25.7% of the Company’s accounts receivable balance at September 30, 2008 and December 31, 2007, respectively.

13.	WARRANTS AND UNIT PURCHASE OPTIONS

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

In June and July 2008, the Company entered into agreements with Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (collectively, “Fir Tree”), Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (collectively, “Sherleigh”) and Capela Overseas Ltd (“Capela”), (Fir Tree, Sherleigh and Capella, collectively, the “Warrantholders”), whereby the Company agreed to reduce the exercise price of the Warrants held by Fir Tree, Sherleigh and Capella from US$5.00 per share to US$4.25 per share. In connection with the reduction in the price of the Warrants, in June 2008, Fir Tree exercised in full an aggregate of 3,007,200 Warrants and Sherleigh exercised in full an aggregate of 411,882 Warrants. In July, Capella exercised in full an aggregate of 94,117 Warrants. As additional consideration for the Warrantholders exercising the Warrants in full as well as for the value of the Warrants, in June 2008 the Company issued 459,925 restricted shares of common stock of the Company to Fir Tree and 62,994 restricted shares of common stock of the Company to Sherleigh. In July, the Company issued 14,394 restricted shares of common stock of the Company to Capella.

In connection with the initial public offering, Great Wall issued, for $100, an “UPO” to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per unit. In addition, the warrants (“UPO Warrants”) underlying such units are exercisable at US$6.95 per share. In January 2008, the underwriters exercised the UPO to purchase 5,000 units.

As of September 30, 2008, there were 395,000 UPO units, 10,000 UPO Warrants and 5,468,651 Warrants outstanding.

14.	NEW BORROWINGS

Bank borrowings amounting to RMB78,400 were assumed in connection with the acquisition as set out in Note 4. Bank borrowings carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% to 20% per annum. As of September 30, 2008, bank borrowings amounting to RMB78,400 will be due for repayment within one year and were classified as current liabilities. All the bank loans were secured by the fixed assets in FTBC.

In connection with the acquisition as set out in Note 4, other borrowings amounting to RMB6,600 were assumed. During the period to September 30, 2008, a further amount of other borrowings of RMB5,298 was raised while RMB7,600 was repaid. These borrowings carried interest at 10.125% per annum and will be repayable within one year.

In addition, the Company leases a computer information integration system amounting to RMB3,784 under a capital lease contractual arrangement from a supplier. The capital lease is 3 years expiring in 2011.

15.	CONTINGENCIES
a)	On March 21, 2006, after obtaining the approval of its shareholders, the Company amended its certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit the amendment of the “business combination” provisions contained therein and to extend the date before which the Company must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which the Company could consummate a business combination was not contemplated by the initial public offering (“IPO”) prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.

16.	SUBSEQUENT EVENTS

On September 26, 2008, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell 4,250,000 shares of the Company’s common stock, par value $0.0001 per share , to the Underwriter at an offering price per share of $2.60. In addition, the Company also granted the Underwriter an option to purchase up to an additional 637,500 shares to cover overallotments, if any, at the same price of $2.60 per share. The Company also granted the Underwriter warrants to purchase 255,000 shares at an exercise price of $2.86 per share.

The sale of the 4,250,000 shares of common stock was consummated on October 1, 2008 and the Underwriter’s option to purchase up to an additional 637,500 shares to cover overallotments expired. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $9,587.

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
     On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). As of December 22, 2006, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH has become our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. During 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the acquisition of the 80.27% shares.
     We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.
Critical Accounting Policies
For summary of the critical accounting policies and the significant judgements and estimates made on the part of the management, see item 6 of Form 10KSB for the year ended December 31, 2007 filed by the Company on March 31, 2008. The following are accounting policies that were either new or were adopted during the nine months ended September 30, 2008.
The Company acquired 80% of Hai Lai, which owns FTBC in the second quarter of 2008. FTBC offers accredited bachelor degree and diploma courses to students in the PRC. Revenues from bachelor degree and diploma program offerings, representing tuition fees and accommodation and catering service income, are recognized on a straight-line basis over the service period. Customer relationships acquired are being amortized using the accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. CCL’s registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.8RMB at September 30, 2008 for the three months and nine months ended September 30, 2008.
Since our acquisition of Hai Lai, we have been organized as two business divisions, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007. The revenue of the Company for the three months and nine months ended September 30, 2008 amounted to RMB72.8 million (US$10.7 million) and RMB206.2 million (US$30.3 million) respectively representing an increase of 58.1% and 60.9% over the revenue of the corresponding period in 2007. The increase was mainly due to the acquisition of Hai Lai, which forms the TUG, in the second quarter of 2008.
Revenue of the ELG amounted to RMB46.3 million (US$6.8 million) and RMB154.1 million (US$22.7 million) for the three months and nine months ended September 30, 2008, respectively, as compared to revenue of RMB46.0 million and RMB128.2 million of the ELG for the three months and nine months ended September 30, 2007, respectively. Service income, mainly of a recurring nature amounted to RMB44.4 million (US$6.5 million) and RMB129.8 million (US$19.1 million) for the three months and nine months ended September 30, 2008, respectively, compared to RMB38.0 million and RMB106.0 million in the same periods in 2007. Equipment sales, mainly project based, amounted to RMB1.9 million (US$0.3 million) and RMB24.3 million (US$3.6 million) for the three months and nine months ended September 30, 2008, respectively, against RMB8.0 million and RMB 22.1 million during the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

			Three Months
			Ended
	Three Months ended		September 30,
	September 30, 2008		2007
(millions)	US$	RMB	RMB
Post secondary education distance learning	3.6	24.3	17.6
K-12 and content delivery	2.4	16.2	15.6
Vocational training, enterprise / government training and networking and English training services	0.8	5.8	12.8
Total ELG revenue	6.8	46.3	46.0

			Nine Months
			Ended
	Nine Months ended		September 30,
	September 30, 2008		2007
(millions)	US$	RMB	RMB
Post secondary education distance learning	10.5	71.1	47.8
K-12 and content delivery	7.3	49.5	49.1
Vocational training, enterprise / government training and networking and English training services	4.9	33.5	31.3
Total ELG revenue	22.7	154.1	128.2
Net revenue from post secondary education distance learning services increased from RMB47.8 million in the nine months ended September 30, 2007 to RMB71.1 million (US$10.5 million) in nine months ended September 30, 2008. Net revenue from post secondary education distance learning services increased from RMB17.6 million in the three months ended September 30, 2007 to RMB24.3 million (US$3.6 million) in three months ended September 30, 2008. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students, increased to 131,000 at September 30, 2008 from 121,000 at the end of September 30, 2007. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business increased slightly by approximately 0.8% from RMB49.1 million for the nine months ended September 30, 2007 to RMB49.5 million (US$7.3 million) for the nine months ended September 30, 2008. The revenue from the K-12 and content delivery business increased by approximately 3.8% from RMB15.6 million for the three months ended September 30, 2007 to RMB16.2 million (US$2.4 million) for the three months ended September 30, 2008. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services, enterprise government training and networking and English training services increased slightly from RMB31.3 million during the nine months ended September 30, 2007 to RMB33.5 million (US$4.9 million) during the nine months ended September 30, 2008. Net revenue from vocational and career training services, enterprise government training and networking and English training services decreased from RMB12.8 million during the three months ended September 30, 2007 to RMB5.8 million (US$0.9 million) during the three months ended September 30, 2008. The changes were mainly due to fluctuations in equipment sales, the nature of which is not recurring and the reorganization of the English training service. English training service contributed a revenue of RMB2.5 million (US$0.4 million) in the first three quarters of 2008.
TUG was newly established in the second quarter of 2008 after the acquisition of Hai Lai and its revenue amounted to RMB 26.5 million (US$3.9 million) and RMB52.1 million (US$7.7 million) in the three months and nine months ended September 30, 2008, respectively. FTBC had approximately 11,000 students and generated RMB23.3 million (US$3.4 million) tuition revenue in the third quarter of 2008. Other revenue of TUG, which comprises mainly accommodation and catering revenue, amounted to RMB3.2 million (US$0.5 million).
Cost of sales of the Company increased by 71.6% from RMB55.6 million during the first three quarters of 2007 to RMB95.5 million (US$14.0 million) during the first three quarters of 2008. Cost of sales of the Company increased by 52.8% from RMB20.1 million during the third quarter of 2007 to RMB30.8 million (US$4.5 million) during the third quarter of 2008. The increase was due to the acquisition of Hai Lai.
ELG’s cost of materials increased from RMB22.4 million during the first three quarters of 2007 to RMB24.1 million (US$3.5 million) during the first three quarters of 2008. ELG’s cost of materials decreased from RMB8.0 million during the third quarter of 2007 to RMB1.9 million (US$0.3 million) during the third quarter of 2008. The changes were mainly due to fluctuations in equipment sales. The cost of service for the ELG amounted to RMB11.1 million (US$1.6 million) and RMB35.2 million (US$5.2 million) for the three months and nine months ended September 30, 2008, respectively, as compared to RMB12.2 million and RMB33.3 million in the same periods in 2007. The decrease in the third quarter of 2008 as compared to the same period of 2007 was due to the reorganization of the English training service.
TUG’s cost amounted to RMB17.8 million (US$2.6 million) and RMB36.1 million (US$5.3 million) for the three months and nine months ended September 30, 2008, respectively, which comprises payroll to teaching staff, depreciation and amortization expense in relation to the intangible asset.
ELG ‘s gross profit margin increased by 15.7 percentage points, from 56.2% in the third quarter of 2007 to 71.9% in the third quarter of 2008. The increase was due to the decrease in equipment sales, which has a low margin and the increase in post secondary distance learning education revenue. TUG’s gross profit margin was 32.8% for the third quarter of 2008.
For the three months ended September 30, 2008, the Company received a management service fee of RMB1.9 million (US$0.3 million), as compared to RMB5.1 million during the three months ended September 30, 2007. For the nine months ended September 30, 2008, the Company received a management service fee of RMB4.7 million (US$0.7 million), as compared to RMB17.0 million during the nine months ended September 30, 2007. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company, which led to the reduction in management service fee.
Selling and marketing expenses increased from RMB1.7 million in the third quarter of 2007 to RMB2.0 million (US$0.3 million) in the third quarter of 2008. Selling and marketing expenses increased from RMB4.5 million in the first three quarters of 2007 to RMB6.4 million (US$0.9 million) in the first three quarters of 2008. The increase was due to the granting of employee share options under the CEC’s share incentive plan, which led to a share-based compensation of RMB1.5 million in the selling and marketing expenses for the nine months ended September 30, 2008 .

General and administrative expenses increased by 33.4% to RMB16.6 million (US$2.4 million) in the three months ended September 30, 2008 from RMB12.4 million during the three months ended September 30, 2007. General and administrative expenses increased by 40.5% to RMB47.0 million (US$6.9 million) in the nine months ended September 30, 2008 from RMB33.4 million during the nine months ended September 30, 2007. The increase was due to the granting of restricted shares to directors of the CEC and employee share options to employees under the CEC’s share incentive plan, which led to a share-based compensation of RMB12.1 million (US$1.8 million) in the general and administrative expenses for the first three quarters of 2008. There was also a payment of RMB1.9 million (US$0.3 million) of Delaware franchise tax in the third quarter of 2008.
The Company has foreign exchange losses of RMB0.4 million (US$0.06 million) for the third quarter of 2008 compared to a loss of RMB1.1 million during the third quarter of 2007. The Company has foreign exchange losses of RMB1.0 million (US$0.2 million) for the first three quarters of 2008 compared to a loss of RMB4.3 million during the first three quarters of 2007. The decrease was a result of the reduction of the Company’s holding in US dollars during 2007.
Interest income decreased from RMB6.1 million in the third of 2007 to RMB4.2 million (US$0.6 million) in the third quarter of 2008. Interest income increased from RMB13.0 million in the first three quarters of 2007 to RMB 15.8 million (US$2.3 million) in the first three quarters of 2008. The decrease in the third quarter of 2008 was due to the settlement of the acquisition consideration in relation to the Hai Lai acquisition, which reduced the amount of the Company’s term deposits.
Overall, profit before income tax increased from RMB21.9 million in the three months ended September 30, 2007 to RMB29.1 million (US$4.3 million) in the three months ended September 30, 2008, an increase of 32.8%. The increase was mainly due the TUG, which contributed RMB8.1 million (US$1.2 million) to the profit before income tax.
The Company recorded a gain in equity investments amounted to RMB0.2 million (US$0.03 million) in the third quarter of 2008 compared to a loss of RMB0.2 million in the third quarter of 2007. The Company’s share of loss in equity investments amounted to RMB0.6 million (US$0.1 million) in the first three quarters of 2008 compared to RMB0.7 million in the first three quarters of 2007.
Income taxes increased by 48.7% from RMB4.5 million in the third quarter of 2007 to RMB6.7 million (US$1.0 million) in the third quarter of 2008. Income taxes increased by 32.2% from RMB12.6 million in the first three quarters of 2007 to RMB16.6 million (US$2.4 million) in the first three quarters of 2008. The increase was due to the increase in business and the newly acquired TUG.
Minority interest amounted to RMB2.8 million (US$0.4 million) for the three months ended September 30, 2008 as compared to RMB0.3 million for the three months ended September 30, 2007. The increase in minority interest in 2008 was mainly due to the acquisition of Hai Lai, in which there is a 20% minority stake.
Income from continuing operations amounted to RMB19.7 million (US$2.9 million) in the three months ended September 30, 2008 compared to RMB16.8 million in the three months ended September 30, 2007.
In February 2007, the Company streamlined its beneficial holding in Tongfang Chuangxin by disposing its entire stake in Tongfang Education in exchange for a direct 17.85% stake in Tongfang Chuangxin and RMB6.3 million. As a result, the Company cannot consolidate the results of Tongfang Education and Tongfang Chuangxin. The consolidated result of Tongfang Education was shown as loss on discontinued operations for the nine months ended September 30, 2007. Net loss on discontinued operations amounted to RMB0.4 million for the nine months ended September 30, 2007.
Net income increased by 17.0% to RMB19.7 million (US$2.9 million) in the three months ended September 30, 2008 from RMB16.8 million in the three months ended September 30, 2007. The increase are mainly due to the increase in business and the newly acquired TUG.
On March 16, 2007, the National People’s Congress of China enacted a new tax law, under which foreign-invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25% . The new tax law became effective on January 1, 2008. There is a transition period, during which enterprises may continue to enjoy existing preferential tax treatment or in which their tax rates may be gradually adjusted to 25%. Following the effectiveness of the new tax law, one of the Company’s major operating subsidiaries, CCT Shanghai, which was subject to the preferential tax rate of 15%, is now eligible to the phased-in rates, which is 18% in 2008, 20% in 2009, 22% in 2210, 24% in 2011, 25% in 2012 and thereafter.

Liquidity and Capital Resources
The following is a summary of the key items from the consolidated balance sheets.

			As of
	As of		December 31,
	September 30, 2008		2007
(millions)	RMB	US$	RMB
Cash and cash equivalents	87.9	12.9	138.6
Term deposits	409.0	60.1	596.8
Subtotal	496.9	73.0	735.4
Accounts receivable	59.2	8.7	35.3
Inventory	2.1	0.3	2.0
Prepaid expenses and other current assets	9.7	1.4	7.1
Total current assets	570.2	83.9	783.1
Non-current advances to a related party	109.1	16.0	119.9
Total assets	1,421.3	209.0	950.7
Cash and bank balances together with term deposits decreased from RMB735.4 million as at December 31, 2007, to RMB496.9 million (US$73.0 million) as at September 30, 2008. The decrease of approximately 32.4% was because of the payment of the consideration for the acquisition of Hai Lai.
There was net cash generated from operating activities of RMB147.6 million (US$21.7 million) in the nine months ended September 30, 2008 as compared to net cash used in operating activities of RMB17.1 million in the nine months ended September 30, 2007. The increase was mainly due to the substantial settlements of professional fees after the consummation of the acquisition exercise of CCH in the first quarter of 2007. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue which payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.
Net cash used in investment activities in the first nine months of 2008 was RMB299.9 million (US$44.1 million), mainly reflecting the net effect of payment for the acquisition of Hai Lai of RMB475.9 million (US$70.0 million) and transfer from term deposit of RMB187.8 million (US$27.6 million). For the nine months ended September 30, 2007, transfer from term deposit amounted to RMB15.4 million.
Net cash provided by financing activities in the first nine months of 2008 was RMB102.0 million (US$15.0 million) as a result of the exercise of Warrants.
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
Total assets at September 30, 2008 amounted to RMB1,421.3 million (US$209.0 million), an increase of 49.5%, when compared to the total assets amounting to RMB950.7 million at December 31, 2007. Total current assets decreased by 27.2% to RMB570.2 million.
Accounts receivable increased from RMB35.3 million as at December 31, 2007 to RMB59.2 million (US$8.7 million) at September 30, 2008. The increase was due to the national day golden week holiday in China starting in the end of September, which postponed the settlement of the Fall semester tuition fee split of certain university partners to the fourth quarter. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, decreased slightly to RMB2.1 million (US$0.3 million) at September 30, 2008.

Prepaid expenses and other current assets increased from RMB7.1 million as at December 31, 2007 to RMB9.7 million (US$1.4 million). The increase was mainly due to accrued interest for the term deposit.
The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB109.1 million (US$16.0 million) as at September 30, 2008. As at December 31, 2007, the amount advanced was RMB119.9 million, the decrease is mainly due to repayment made.
As at September 30, 2008, the Company had total long-term bank loans of RMB78.4 million (US$11.5 million) as a result of the acquisition of Hai Lai. RMB78.4 million of the bank loans are expiring within one year . All the bank loans were secured by the fixed assets in FTBC.
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
     Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on September 30, 2008, the exchange rate between the RMB and the U.S. dollar was RMB6.8 to US$1.
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
     We recognized a foreign exchange loss of approximately RMB0.4 million (US$0.06 million) RMB1.0 million (US$0.2 million) for the three and nine months ended September 30, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.
Interest Rate Risk
     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three and nine months ended September 30, 2008, we recorded an interest income of RMB5.7 million (US$0.8 million) RMB11.6 million (US$1.7 million). Any significant changes in interest rate might have an adverse effect on this interest income.
     We have short-term and long-term debt amounting to RMB78.4 million (US$11.4 million) as at September 30, 2008. Interest paid in the nine months ended September 30, 2008 was RMB2.8 million. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2007 Annual Report on Form 10-KSB.
Inflation
     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2007 Annual Report on Form 10-KSB.
Item 4. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 4A. Controls and Procedures.
     Not Applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party to any pending material legal proceeding.
Item 1A. Risk Factors.
     There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters To a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     None.
Item 6. Exhibits.

3(i)	Certificate of Incorporation(1)

3(ii)	By laws(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-IH(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-IH(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form-S1 filed with the Securities and Exchange Commission on December 4, 2003, subsequently amended on January 13, 2004, February 25, 2004, and March 9, 2004.

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION
(Registrant)
Date: November 10, 2008	By:	/s/ Ron Chan Tze Ngon
Name: Ron Chan Tze Ngon
Title: Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
Name: Antonio Sena
Title: Chief Financial Officer and
Secretary (Principal Financial Officer)