Form 10-K
period 2008-12-31
CHINACAST EDUCATION CORP
filed 2009-03-16
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 001-33771
CHINACAST EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-178991
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10/F Xu Jie Mansion, No. 29 Nanmofang Road, Beijing, PRC (Address of principal executive offices)	100020 (Zip Code)
Registrant’s telephone number, including area code: (86 10) 6566,7788
Securities registered pursuant to Section 12(b) of the Act: $0.0001 Common Stock
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $102,582,471 based on the reported last sale price of common stock on the Nasdaq Stock Market LLC on June 30, 2008.
The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 11, 2009 was 35,648,251
DOCUMENTS INCORPORATED BY REFERENCE
None.

CHINACAST EDUCATION CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2008

i

FORWARD LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
     A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:
•	the availability and cost of products from our suppliers ;

•	changes in end-user demand for the products manufactured and sold by our customers;

•	general and cyclical economic and business conditions, domestic or foreign;

•	the rate of introduction of new products by our customers;

•	the rate of introduction of enabling technologies by our suppliers;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to manage our growth effectively, including possible growth through acquisitions;

•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;

•	our implementation of share-based compensation plans;

•	changes in the favorable tax incentives enjoyed by our PRC operating companies;

•	foreign currency exchange rates fluctuations;

•	adverse changes in the securities markets; and

•	legislative or regulatory changes in China.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.
     We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.chinacasteducation.com.

PART I.
ITEM 1. BUSINESS
General
     We are one of the leading publicly listed e-learning and training services providers in the Peoples Republic of China (“PRC”). We provide our e-learning education services via our nationwide satellite broadband network and traditional bricks and mortar schools to leading post-secondary educational institutions, K-12 schools, government agencies and corporate enterprises. These services include interactive distance learning applications, multimedia education content delivery, vocational/career training courses and English language training through its Daily English Language training centers. The Company also offers bachelor and diploma programs to students in China after its acquisition of a traditional bricks and mortar university in Chongqing, China. We are listed on the NASDAQ Global Market Exchange with the ticker symbol CAST.
Our History and Current Business
     We were formed as Great Wall Acquisition Corporation on August 20, 2003 as a blank check company. On December 22, 2007, we completed the acquisition of 51.22% of the outstanding shares of ChinaCast Communication Holdings Limited (“CCH”), a company listed on the Stock Exchange of Singapore (“SGX”) and subsequently changed its name to ChinaCast Education Corporation. During 2007, we acquired 100% of CCH and terminated our SGX listing.
     CCH was incorporated under the laws of Bermuda on November 20, 2003 as an exempted company with limited liability, and as the holding company for a public flotation in Singapore of CCH’s business.
     CCH’s principal subsidiary, ChinaCast Technology (BVI) Limited (“CCT”), was founded in 1999 to provide funding for its satellite broadband Internet services through the satellite operating entities ChinaCast Company Ltd — Beijing Branch (“CCLBJ”) and ChinaCast Li Xiang Co. Ltd. (“CCLX”)
     In late 2000, CCH identified demand for its services in the education industry. Given the limited resources of its tertiary institutions (i.e., university/college), and to meet the fast-growing population of its university students, the PRC Ministry of Education granted licenses to approximately 30 (subsequently increased to 68) universities to conduct undergraduate and post-graduate courses by distance learning.
     By the end of 2002, CCH had signed with over 15 universities in the PRC to use its satellite interactive distance learning network, serving over 50,000 students nationwide. In July 2003, it raised additional funding to upgrade its satellite technology to the Hughes Network Systems DirecWay satellite broadband network, and thereafter expanded its distance learning business by signing additional K-12, IT and management training customers.
     In February 2008, the Company signed a definitive agreement with the owner of the Foreign Trade Business College of Chongqing Normal University (“FTBC”) to acquire 80% of the holding company of FTBC for a consideration of RMB480 million.
     On April 11, 2008, the Company received confirmation that the Chongqing Municipal Bureau of the Administration for Industry accepted the consummation of the acquisition of 80% of Hai Lai Education Technology Limited (“Hai Lai”). Hai Lai holds 100% of the FTBC. FTBC is an independent, for profit, private university affiliated with Chongqing Normal University. FTBC offers four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music and foreign languages, all of which are fully accredited by the Ministry of Education.
     Since our acquisition of Hai Lai, we have been organized as two business divisions, the E-learning and training service Group (the “ELG”), encompassing all of the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
     On September 26, 2008, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell 4,250,000 shares of the Company’s common stock, par value $0.0001 per share, to the Underwriter at an offering price per share of $2.60. In addition, the Company also granted the Underwriter an option to purchase up to an additional 637,500 shares to cover overallotments, if any, at the same price of US$2.60 per share. The Company also granted the Underwriter warrants to purchase 255,000 shares at an exercise price of US$3.15 per share. The sale of the 4,250,000 shares of common stock was consummated on October 1, 2008 and the Underwriter’s option to purchase up to an additional 637,500 shares to cover overallotments expired. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately US$9.4 million.
     We account for our relationship with CCLX as an interest in a variable interest entity that is consolidated in our financial statements. We receive a management service fee from CCLBJ. While technically not a separate legal entity, the revenues and expenses of the branch office are not commingled with those of CCL. The purpose of this arrangement was to carve out the satellite-related businesses of CCL and put them into

CCLBJ to facilitate the Company’s monitoring of the Satellite Business and the computation of service fee. The return under the service agreement and amounts advanced represent our maximum exposure to loss. CCLBJ is not consolidated in our financial statements and ChinaCast was not considered to the primary beneficiary of CCL. Other than relationships disclosed in this document, we have no business relationships with the other branches or the headquarters of CCL. CCLX is owned 90% by CCL and 10% by Li Wei personally, CCH’s Executive Director and Chief Operating Officer.
     Since our acquisition of Hai Lai, we have organized as two business segments, the E-learning and training service group (the “ELG”), emcompassing all of the Company’s business before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
     The ELG offers products and services to customers under three principal business lines:
•	Post Secondary Education Distance Learning Services — We enable universities and other higher learning institutions to provide nationwide real-time distance learning services. Our “turn-key” packages include all the hardware, software and broadband satellite network services necessary to allow university students located at remote classrooms around the country to interactively participate in live lectures broadcast from a main campus. The Company currently services 15 universities with over 128,000 students in over 300 remote classrooms. For example, Beijing Aeronautical and Aeronautics University (Beihang), consistently ranked among the top ten Universities in China by the Ministry of Education, launched its distance learning network in cooperation with CCH in 2002. By 2007, the number of distance learning students reached 20,000, at over 120 remote learning centers in China. In return for the turn-key distance learning services, we receive from the University a percentage of each remote student’s tuition. According to China’s Ministry of Education, in 2007 there were over 100 million higher education students in the PRC, while universities had sufficient physical space to accommodate only about 15% of the students qualified to attend.

•	K-12 Educational Services — We currently broadcast multimedia educational content to 6,500 primary, middle and high schools throughout the PRC in partnership with leading educational content companies, and renowned educational institutions. The educational content packages assist teachers in preparing and teaching course content. Each school pays us a monthly subscription fee for this service and a one-time charge for equipment used to provide the service.

•	Vocational/Career Training Services — In partnership with various government departments and corporate enterprises, we have deployed several hundred training centers throughout China providing job-skills training to recent graduates, employees of state-owned enterprises, and corporate employees. One such key vocational e-learning project for the Ministry of Labor and Social Security (MLSS) provides job skills training for recently laid off workers from state-owned enterprises. The MLSS/CEC distance learning job skills program was launched in April 2003 and has trained over 50,000 workers. Future plans include expanding the distance learning network from 50 to over 200 sites to achieve a target of up to 30,000 graduates per year. MLSS pays us service and content subscription fees to provide the distance learning service. One of our key corporate enterprise customers is Taikang Insurance, the country’s fifth largest insurance company, which uses our e-learning service to provide interactive corporate training to over 165,000 insurance agents throughout China. These enterprise customers typically buy the hardware and software and pay a monthly service fee based on the number of sites and bandwidth used. Our Daily English Language Training Centers provide high-end, spoken English training to students, workers and government/corporate customers. We recruit students who pay for short-term to one-year language courses which are delivered in our training centers by our foreign and local English teachers. We plan to roll-out additional centers nationwide over the next several years using a franchise model.

The TUG offers products and services to customers under one principal business line:

•	University— The newly acquired FTBC is an independent, for-profit, private residential university affiliated with Chongqing Normal University. With 11,000 students, FTBC offers four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music, and foreign languages, all of which are fully accredited by the Ministry of Education.

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
          The Company’s sales and marketing team of over fifty professional and supporting personnel, located in Beijing and Shanghai, has responsibility for relationship building, performing customer requirements analysis, preparing product presentations, conducting demonstrations, implementing projects and coordinating after-sales support. To reach new customers, the Company pursues various marketing activities, including direct marketing to potential clients and existing customers and strategic joint marketing activities with key partners and government departments such as the Ministries of Education and the Ministry of Labor.
          On August 30, 2007, the Company acquired the usage right of the brand name “Modern English” and its Chinese name for a consideration of US$3 million and commenced operation in July by setting up eight English language training centers in Beijing.
          On April 11, 2008, the Company received confirmation that the Chongqing Municipal Bureau of the Administration for Industry accepted the consummation of the acquisition of 80% of Hai Lai, which holds 100% of FTBC. FTBC is an independent, for profit, private university affiliated with Chongqing Normal University. FTBC offers four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music and foreign languages, all of which are fully accredited by the Ministry of Education.
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
          The Company’s executive officers and directors have on average over fifteen years in the IT/Telecom industry in Asia. They have established business relationships in the PRC; extensive experience in leading public companies in China, Hong Kong, Singapore and the United States; government regulatory know-how; and access to capital and long-term personal relationships in the industry.

Corporate Structure
     The corporate structure of CEC as of December 31, 2008, together with its contractual relationship with the Satellite Operating Entities, is as follows.
Definitions:

• CEC	ChinaCast Education Corporation

• CCH	ChinaCast Communication Holdings Limited

• CCN	ChinaCast Communication Network Company Ltd.

• CCT	ChinaCast Technology (BVI) Limited

• CCT HK	ChinaCast Technology (HK) Limited

• CCT Shanghai	ChinaCast Technology (Shanghai) Limited

• YPSH	Yupei Training Information Technology Co., Ltd.

• MET	Modern English Trademark Limited

• JSET	Jiangsu English Training Technology Limited

• Hai Lai	Hai Lai Education Technology Limited

• FTBC	Foreign Trade Business College Chongqing Normal University

• Hai Yuan	Hai Yuan Company Limited

• CLS	ChinaCast Learning School

• TTIM	Tibet Tiantai Investment Management Co., Ltd.

• CCL	ChinaCast Co., Ltd.

• CCLX	ChinaCast Li Xiang Co., Ltd.

• CCLBJ	Beijing Branch of ChinaCast Co., Ltd.

• BCN	Beijing Col Network Technology Co., Ltd.

• SZT	Shenzhen Zhongxun Teng Investment Development Co., Ltd.

Notes:

(1)	The Satellite Operating Entities (“SOE”) are CCLX and CCLBJ (the Beijing branch of CCL). CCT Shanghai receives service fees from SOE under technical service agreements and pledge agreements signed between CCT Shanghai and CCL, CCLX and the shareholders of CCLX and CCL. Although technically a branch office of CCL and not a legal entity, CCLBJ is operated as a stand-alone group of businesses for purposes of the contractual arrangements with CCT Shanghai. CCLBJ represents CCL’s Turbo 163 business, DDN Enhancement business and Cablenet business (the “Satellite Business”). The revenues and expenses of the branch office are not commingled with those of CCL. The purpose of this arrangement was to carve out the satellite-related businesses of CCL and put them into CCLBJ to facilitate CCH’s monitoring of the Satellite Business and the computation of service fee payable to CEC. Under the above arrangement, which is more fully described in “CEC’s Contractual Arrangements with Satellite Operating Entities” below, CCLX is consolidated into the financial statements of CEC as CCLX is a variable interest entity in which CEC is the primary beneficiary. CCL is not consolidated into CEC’s financial statements as the CEC is not the primary beneficiary of CCL.

(2)	In February, April and July 2007, CEC acquired additional shares and increased its holdings to 100% of the outstanding ordinary shares of CCH.

(3)	Glander Assets Limited holds 1.5% of the issued share capital of CCT.

(4)	BCN and SZT are investment holding companies that do not have any interest or business relationship with any company in the CCH Group.
CEC’s Holding Company Structure
     CEC was incorporated on August 20, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On December 22, 2006, we completed the voluntary conditional offer made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH, pursuant to which we acquired 51.22% of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the offer period, total shares acquired was 80.27% (the “Acquisition”). Since CEC was not an operating company and the shareholders of CCH control the combined company after the Acquisition, the Acquisition was accounted for as a recapitalization in which CCH was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the remaining 19.73% outstanding ordinary shares of CCH not acquired by CEC were reported as minority interest for the financial year 2005 and 2006.
     Subsequent to the Acquisition, as of February 12, 2007, CEC acquired additional shares and increased its holdings to 93.73% of the outstanding ordinary shares of CCH. On April 10, 2007, CEC acquired 20,265,000 additional shares by the issuance of 951,853 CEC common shares and increased its holdings to 98.06% of the outstanding ordinary shares of CCH. On July 11, 2007, CEC acquired additional shares and increased its holdings to 100% of the outstanding ordinary shares of CCH. The following is a discussion of CCH’s business.
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
     To operate in the PRC satellite communication market, a company needs a Very Small Aperture Terminals (VSAT) license. When the CCH Group was established, foreign ownership was forbidden for companies holding a VSAT license. The arrangement with the satellite operating entities in the corporate structure was designed and strengthened after CCH obtained financing from investors outside China while participating in the PRC satellite communication market.
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

Technical Services Agreement between CCLX and CCT Shanghai
          Services provided . The Company provides its services and products to end customers in the PRC through CCLX under the terms of a technical services agreement, dated August 11, 2003, between CCT Shanghai, CCL, Li Wei and CCLX, as amended on March 29, 2004 (the “Technical Services Agreement”). Li Wei personally owns a 10% interest in CCLX and is also CEC’s Chief Operating Officer and a member of its Board of Directors.
          Under the terms of the Technical Services Agreement, CCT Shanghai assists CCLX in implementing CCLX’s businesses relating to the provision of computer, telecommunications and information technology products and services, including the provision of Internet service and content. In connection with the services rendered by CCT Shanghai to CCLX, CCT Shanghai supplies CCLX with ancillary equipment together with certain associated software and technical documentation. With CCT Shanghai’s assistance, CCLX offers all the products and services as described in the principal business lines of the ELG on page 2 of this annual report. CCLX is accounted for as an interest in a variable interest entity by CEC, and its financial results, including revenue, are consolidated in CEC’s financial statements. Certain products and services of the Company not utilizing the satellite platform such as those provided by Tongfang Education, are offered independently without the assistance of CCLX.
          Service fees charged by the Company . CCLX is obliged to pay CCT Shanghai a monthly service fee for the services rendered by CCT Shanghai. The service fee is an amount equivalent to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services.
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
          Cost and expenses . CCT Shanghai is responsible for the operating expenses which have been reasonably incurred, unless any operating expenses exceed the budgeted amount, in which case CCT Shanghai has absolute discretion to bear those expenses.
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
          Right to inspect and audit CCLX accounts . CCT Shanghai has the right, at its request and expense, to inspect and/or procure the auditor of CCT to inspect any records kept by CCLX in relation to the operating expenses and service fees. The auditor of CCT shall, after such inspection, at the request of CCT Shanghai, issue a certificate certifying that the amount of operating costs are reasonable and have been incurred on an arm’s length basis. CCT Shanghai has the right, at its cost and expense, to have the accounts of CCLX audited by CEC’s auditors for each accounting year in accordance with international accounting standards. A certificate issued by CEC’s auditors of the amount of service fees payable and the operating expenses it is responsible for is final and conclusive.

     Financial Support . In addition, CCT Shanghai agrees to extend financial support to CCLX as CCT Shanghai deems necessary. The form and amount of financial support is determined by CCT Shanghai in its absolute discretion. Any financial support extended is repayable immediately upon demand from CCT Shanghai. CEC has in the past provided financial support to CCLX for working capital and acquiring satellite equipment (which CEC is obliged to provide under the Technical Services Agreement).
     Term and Termination . The Technical Services Agreement is for a period of 20 years commencing August 11, 2003. CCT Shanghai may at its discretion and without cause, terminate the Technical Services Agreement by giving CCLX notice of termination no less than one year prior to the effective date of termination.
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
Revenue and Cost Allocation Agreement
     In connection with the Technical Services Agreement and to formally document the informal understanding between the parties, CCT and CCT Shanghai, on the one hand, and CCLX, CCL and Li Wei, on the other hand, have also entered the Revenue and Cost Allocation Agreement, effective as of October 1, 2003 and as amended by a supplemental agreement on April 19, 2008, pursuant to which they agreed to allocate certain revenue and operating expenses in the following manner:
     Provision of service. The Company’s customers may engage one of CEC or its subsidiaries directly to provide the required satellite broadband services. If the customers appoint CCT or CCT Shanghai directly, CEC will subcontract the performance of the service to CCLBJ and pay CCLBJ up to 10% of the revenue received from the engagement or such other amount as determined by CCT or CCT Shanghai, as the case may be, in its absolute discretion.
     Bandwidth and transmission expense. CCT or CCT Shanghai may from time to time engage CCLX to provide bandwidth and transmission service to CCT such that CCT can transmit data to its customers. CCT shall pay to CCLX an annual fee of RMB0.84 million and the Beijing branch of CCLX an annual fee of RMB0.84 million.
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
     Pursuant to the “Catalogue for the Guidance of Foreign Investment Industries” which took effect from December 1, 2007 and replaced the previous catalogue. (Appendix II “Notes for Catalogue of Restricted Industries” 5.7), Value-added services: Foreign investments are permitted with the proportion of foreign investment not exceeding 50%.
     Article 6 of the “Provisions on Administration of Foreign-Invested Telecommunications Enterprises” prescribed that the proportion of foreign investment in a foreign invested telecommunications enterprise providing value-added telecommunications services (including radio paging in basic telecommunications services) shall not exceed 50% in the end. The proportion of the investment made by Chinese and foreign investors to a foreign-invested telecommunications enterprise in different phases shall be determined by the competent information industry department of the State Council in accordance with the relevant provisions. Currently CCLX is a domestic limited liability company that runs the value-added telecommunication business. Subject to the approval of the relevant PRC authorities, foreign capital is allowed to own no more than 50% of the total equity interests of CCLX under current PRC regulations.
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
Employees
     As of March 10, 2009, CEC had 1,100 employees of which 800 are full-time employees. We believe CEC’s relationship with its employees to be good.
ITEM 1A. RISK FACTORS
          In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.
     Risks related to Our Business
Our business may be harmed if the Satellite Operating Entities upon which we rely fail to perform their obligations.
     We provide our services primarily over broadband satellite. Pursuant to the technical services agreement between CEC and CCLX, CEC provides technical services to CCLX, which is licensed to provide value-added satellite broadband services in the PRC and to the Beijing Branch (“CCLBJ”) of ChinaCast Co. Ltd. (“CCL”) (CCLX and CCLBJ sometimes referred to as the “Satellite Operating Entities”). CEC provides its technical services to customers of the Satellite Operating Entities, whom it considers to be its own customers. CEC also engages the Satellite Operating Entities to provide the required satellite broadband service when a customer in China engages CEC directly.
     We have management control over, but do not own directly or indirectly, CCLX or its parent, CCL. We have no management control over CCL other than the operation of CCLBJ. Our Vice Chairman Yin Jianping owns 20% of Tibet Tiantai Investment Management Co., Ltd., a company that owns 70% of CCL. CCL owns 90% of CCLX. Although the technical services agreement and the pledge agreements executed by the stockholders of CCL and CCLX in our favor contain contractual safeguards to protect our interests, these safeguards may not be enforceable or effective. We have no other legal control over the Satellite Operating Entities.
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
          Our market and the enabling technologies (including satellite and distance learning technology) used in our education/training and enterprise data networking solutions are characterized by rapid technological change. As our services are primarily based on satellite broadband infrastructure, we rely on the Satellite Operating Entities. As such, we also rely on the Satellite Operating Entities to keep pace with technological changes. Prior to our acquisition of CCH, CCH’s stockholders provided CCH the funding it required to expand and to provide the Satellite Operating Entities with the financial support to acquire required technology. We will, however, need further external funding to upgrade existing technology, and there is no assurance that we will be able to obtain the necessary funds to keep pace with rapid technological changes in our markets. Failure to respond to technological advances could make our business less efficient, or cause our services to be of a lesser quality than our competitors. These advances could also allow competitors to provide higher quality services at lower costs than we can provide. Thus, if we are unable to adopt or incorporate technological advances, our services will become uncompetitive.

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
     On March 21, 2006, after obtaining the approval of our stockholders, we amended our certificate of incorporation, the effect of which was, among other things, to eliminate the provision of our certificate of incorporation that purported to prohibit amendment of the “business combination” provisions contained therein and to extend the date before which we must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which we could consummate a business combination was not contemplated by our initial public offering prospectus, our stockholders may have securities law claims against us for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle stockholders asserting them to up to $6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of our initial public offering. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares.
We may be subject to securities laws claims regarding past disclosures.
     We may be subject to claims for rescission or other securities law claims resulting from our failure to disclose that our charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. We may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that our initial public offering prospectus misstated the vote required by its charter to approve a business combination by providing that “we will proceed with a business combination only if the public stockholders who own at least a majority of the shares of common stock sold in that offering vote in favor of it...,” and that our reports under the Securities Exchange Act of 1934, as amended, have been inaccurate in describing CCH as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing this inaccuracy this last item. We are unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made.
We may be subject to fines and other potential penalties as a result of filings made in connection with acquisitions of PRC companies.
     Under applicable PRC law and regulations, a corporate legal entity must apply to the PRC government for a change in registration when a shareholder transfers its equity interest in the company. We have made such filings in connection with our acquisition of our 80% ownership interest in the holding company of FTBC and would be required to make such filings in connection with other acquisitions we may make in the future. If such filings are not made in compliance with regulatory requirements or contain erroneous information, we may be subject to administrative fines and/or the suspension of the business licenses of the acquired business in the event that we fail to remedy the situation within such time limit as may be permitted by law. Although we believe the filing we made in connection with our acquisition of the holding company of FTBC complied with applicable law, we intend to amend such filing to more fully disclose the terms of the acquisition, consistent with our disclosures in our public filings with the Securities and Exchange Commission. No assurance can be given that we will not be subject to a fine or that such holding company would not be subject to a possible suspension as a result of such amendment.

     Foreign Exchange Risk
Changes in the conversion rate between the RMB and foreign currencies, such as Hong Kong or United States dollars, may adversely affect our profits.
     We bill our customers in Chinese RMB, but 10.8%, 13.6% and 3.0% of our revenues in fiscal years 2006, 2007 and 2008, respectively, were collected in Hong Kong dollars. In addition, 13.8%, 24.3% and 14.9% of our purchases/expenses in those fiscal periods, respectively, were in United States dollars; 3.7%, 1.3% and 0% were in Singapore dollars; and 7.7%, 8.5% and 3.1% were in Hong Kong dollars during these same periods. The remainder of our revenues and expenses/purchases were in Chinese RMB. As such, we may be subject to fluctuations in the foreign exchange rates between these currencies.
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
     Our 98.5% owned subsidiary, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), is subject to Chinese rules and regulations on currency conversion. The Chinese government regulates the conversion of the Chinese RMB into foreign currencies. Currently, foreign investment enterprises, of which CCT Shanghai is one, are required to apply for authority (renewed annually) to open foreign currency accounts governing conversion for payment of dividends limited capital items such as direct investments, loans, and issuances of securities, some of which may be effected with governmental approval, while others require authorization.
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
     Our business and operations in China and those of our operating subsidiary and the Satellite Operating Entities are governed by the Chinese legal system, which is codified in written laws, regulations, circulars, administrative directives and internal guidelines. The Chinese government is in the process of developing its commercial legal system to meet the needs of foreign investors and to encourage foreign investment. As the Chinese economy is developing and growing generally at a faster pace than its legal system, uncertainty exists regarding the application of existing laws and regulations to novel events or circumstances. Relevant Chinese laws, regulations and legal requirements may change frequently, and their requirements, interpretation and enforcement involve uncertainties and potential inconsistencies. In addition, Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and regulatory requirements. Uncertainties and inconsistencies in the requirements, interpretation and enforcement of these laws, regulations and legal requirements could materially and adversely affect our business and operations and could expose us to potential liabilities, including potential fines and other penalties, if it is determined that we have failed to comply with the requirements of such laws, regulations and legal requirements.

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
          Chinese law will govern our material operating agreements, some of which may be with Chinese governmental agencies. There is no assurance that we will be able to enforce those material agreements or that remedies will be available outside China. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a substantial degree of uncertainty as to the outcome of litigation. The inability to enforce or obtain a remedy under our future agreements may have a material adverse impact on our operations.
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
          Chinese legal advisers have opined that our performance under the technical services agreement with CCLX complies with applicable Chinese laws and regulations, and we comply with PRC laws and regulations to the extent that its services are technical services. However, they do not rule out the possibility that the PRC regulatory authorities will view us as not being in compliance with applicable PRC laws and regulations, including but not limited to restrictions on foreign investments in the value-added telecommunication business. If:
•	Chinese authorities deem CEC’s corporate activities as violating applicable Chinese laws and regulations (including restrictions on foreign investments);

•	Chinese regulatory authorities change applicable laws and regulations or impose additional requirements and conditions with which we are unable to comply; or

•	We are found to violate any existing or future Chinese laws or regulations;
the relevant Chinese authorities would have broad discretion to deal with such a violation by levying fines, revoking business license(s), requiring us to restructure our ownership or operations, and requiring us and/or CCLX to discontinue some or all of their businesses. Any of these actions will adversely affect our business.
We may be unable to enforce our agreements with the Satellite Operating Entities.
          Chinese law currently prohibits foreign investors from owning greater than 50% equity interests in companies engaged in telecommunication value-added businesses in the PRC. Although we have been advised by counsel that the pledge agreements between us and the Satellite Operating Entities are valid under PRC law, unless the equity interest restriction is amended or repealed, and subject to the approval of the relevant government authorities, we will only be entitled to enforce its right to take possession and ownership of up to a 50% interest in the Satellite Operating Entities in accordance with applicable PRC laws and regulations.

We are exposed to certain tax risks with respect to tax benefits enjoyed by certain of our subsidiaries in China under the new Enterprise Income Tax Law of the PRC, or the EIT Law.
     Our subsidiaries and affiliated entities in China are subject to tax in China. Historically, as foreign-invested enterprises, or FIEs, most of those subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. The EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the EIT Law applies to enterprises established outside of China with “de facto management bodies” located in China. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. While we do not believe we are a “resident enterprise,” because ambiguities exist with the interpretation and application of the EIT Law and the implementation regulations, we may be considered a PRC resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on certain of our income.
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
The Chinese economic slow-down may negatively impact our operating results.
     The Chinese economy has recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the Renminbi, the currency of China, or RMB, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth for China’s education market and might have adverse effects on the demand for our services and therefore reduce our revenues.
The economy of China had been experiencing unprecedented growth before 2008, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy policies, any of which would have an adverse effect on the combined company.
          The rapid growth of the Chinese economy before 2008 had led to higher levels of inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise, and the demand for higher education and e-learning, in China. In addition, our profitability may be adversely affected if prices for our products and services rise at a rate that is insufficient to compensate for the rise in its costs and expenses.
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
     On March 16, 2007, the National People’s Congress (NPC), approved and promulgated the PRC Enterprise Income Tax Law (the “New EIT Law”)and on November 28, 2007, the State Council promulgated the implementing rules of the New EIT Law. This New EIT Law and its implementing rules have taken effect on January 1, 2008. Under the New EIT Law and its implementing rules, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.
     On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax (the “Notice”), providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008. Furthermore, in accordance with the New WIT Law and its implementing rules, the income derived from the PRC of a foreign enterprise that has no establishment in the PRC is subject to a 10% withholding tax absent a tax treaty between the PRC and the jurisdiction where the foreign enterprise is incorporated. As a result, following a business combination any of our subsidiaries operating in China will be required to deduct Chinese withholding taxes from dividends distributed to us as the parent entity, meaning we would have less funds to use in connection with our operations as the parent entity or for distribution to our stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We lease office and other space in Beijing, Shanghai and Hong Kong. The facilities are rented at regular commercial rates, and management believes other facilities are available at competitive rates should it be required to change locations or add facilities. Our headquarters are located in Beijing, where it leases office space and its network operating center. Its headquarters lease of 1,348 sq.m. (approximately 14,680 sq.ft.) is for a two-year term ending in March, 2011 at an annual rental of RMB1.2 million (US$177,198), and its network operating center occupies 165 sq.m. (approximately 1,750 sq.ft.) under a two-year lease ending in December, 2010 at an annual rental of RMB2 million (US$250,138). In addition, the Company currently leases 35 MHz of satellite Ku-band transponder bandwidth on the Asiasat 3S satellite at a cost of approximately US$31,086 per year per MHz. Together, the leased facilities are adequate to conduct the business operations of the Company.
     We have the land use rights, ranging from 40 to 50 years to 370,000 sq. m. of land in Chongqing. Buildings with over 166,000 sq. m. floor space are constructed on the land, which are used as the campus of FTBC to provide bachelor’s degree and diploma course to students.
     We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
     We are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At its Annual Meeting of shareholders held on December 18, 2008, the Company submitted the following matters to a vote of its shareholders:

1. Election of Directors:

	Votes For	Votes Withheld

Ron Chan Tze Ngon	17,366,638	329,560
Yin Jianping	17,076,873	619,325
Daniel Tseung	17,273,681	422,517
Justin Tang	17,076,873	619,325
Richard Xue	17,366,737	329,461
2. Appointment of Deloitte Touche Tohmatsu CPA Ltd. as the independent registered public accounting firm of the Company.

Votes For	Votes Against	Abstain
17,340,074	355,024	1,100

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock, warrants and units are quoted on the NASDAQ Global Market under the symbols CAST,CASTW and CASTU, respectively. The closing price for these securities on March 10, 2009, was US$2.42, US$0.0012; and US$10.25, respectively.
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

			Warrants
	Common Stock		(US$) (1)		Units (2)
	High	Low	High	Low	High	Low
2006:
First Quarter	5.53	5.23	0.75	0.21	7.00	5.50
Second Quarter	5.51	5.02	0.77	0.51	7.01	6.00
Third Quarter	5.50	5.10	0.71	0.34	6.90	5.80
Fourth Quarter	6.66	5.35	2.31	0.60	11.00	6.60
2007:
First Quarter	6.37	5.50	2.30	1.51	10.75	8.70
Second Quarter	6.20	5.80	2.28	1.48	10.80	8.75
Third Quarter	5.85	4.45	1.65	0.81	9.05	5.85
Fourth Quarter*	8.32	4.43	3.35	0.82	14.50	5.60
2008:
First Quarter	6.78	4.59	2.39	0.80	11.39	5.50
Second Quarter	4.85	4.04	1.00	0.50	6.02	4.50
Third Quarter	4.30	2.40	0.54	0.08	5.50	2.50
Fourth Quarter*	2.60	2.00	0.15	0.03	2.96	2.06
2009:
First Quarter (January 1 — March 10)	3.13	2.42	0.05	0.01	6.54	2.00

*	Our common stock, warrants and units began trading on the NASDAQ Global market on October 29, 2007. Prior to that our securities were traded on the OTC Bulletin Board.

(1)	Nasdaq suspended trading of the Warrants on March 12, 2009.

(2)	Nasdaq suspended trading of the Units on March 12, 2009.
          Number of Holders
          As of December 31, 2008, there were 634 record holders of our common stock, two record holders of our warrants, and one record holder of our units.
          Dividends
          We have not paid any dividends on our common stock to date. Any dividends paid will be solely at the discretion of our Board of Directors.
          Equity Compensation Plan Information
          The following table provides certain information with respect to the Company’s equity compensation plan in effect as of December 31, 2008.

Number of
Securities
Remaining
	Number of		available for
	securities to	Weighted-	Future
	be issued	average	Issuance
	upon	exercise price	under equity
	exercise of	of	Compensation
	outstanding	outstanding	Plans
	option,	options	(excluding
	warrants and	warrants and	Securities
	rights	rights	reflected in
Plan Category	(a)	(b)	column (a)(c)
Equity compensation plan approved by securities holders	1,500,000	Nil for 312,500 restricted shares and US$6.3 for 1,200,000 options	987,500

Equity compensation plan not approved by securities holders	—	None issued	—
          Stock Price Performance Chart
          The following chart compares the cumulative total stockholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the Nasdaq Stock Exchange Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 4812
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CHINACAST EDUCATION CORP.,
NASDAQ MARKET INDEX AND SIC CODE INDEX
          The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.
          Equity Repurchases
          None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
          On June 30, 2008, we issued 459,925 restricted shares of our Common Stock to Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. and 62,994 restricted shares of our Common Stock to Sherleigh Associates, Inc. Profit Sharing Plan and Sherleigh Associates, as consideration for exercising previously held warrants that had their exercise price reduced pursuant to letter agreements between the parties, dated June 27, 2008.
          On July 12, 2008, we issued 14,934 restricted shares of our Common Stock to Capela Overseas Ltd., as consideration for exercising previously held warrants that had their exercise price reduced pursuant to letter agreements between the parties, dated July 16, 2008.
          All of the above offerings and sales were deemed to be exempted under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis or Plan of Operation” of this report. Since CEC was not an operating company and the shareholders of CCH control the combined company after the Acquisition in December 2006, the Acquisition was accounted for as a recapitalization in which CCH was the accounting acquirer. As such, the following selected financial data for 2004 and 2005 reflected those of CCH under such a basis. In addition, the following selected financial data have been retrospectively adjusted for all prior periods presented to reflect the discontinued operations reported in February 2007, details of which are set out in Note 3 to the Consolidated Financial Statements. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands of RMB except share and per share data)
Selected Consolidated Statements of Operations Data:
Revenue	286,038	187,730	174,119	146,018	80,571
Cost of revenues	147,982	85,501	89,390	69,354	39,713
Gross profit	138,056	102,229	84,729	76,664	40,858
Total operating expenses, net	71,437	47,929	36,433	26,581	19,133
Minority interest	7,517	3,242	5,833	8,574	3,045
Income from continuing operations	42,667	59,028	24,264	35,723	12,392
Loss on discontinued operations	—	(369)	(4,560)	(835)	—
Net income	42,667	58,659	19,704	34,888	3,902

Net income from continuing operations per share:
Basic	1.40	2.22	1.44	2.14	0.29
Diluted	1.39	2.11	1.23	2.07	0.28
Net income from discontinued operations per share:
Basic	—	(0.01)	(0.27)	(0.05)	—
Diluted	—	(0.01)	(0.23)	(0.05)	—
Net income per share:
Basic	1.40	2.21	1.17	2.09	0.29
Diluted	1.39	2.10	1.00	2.02	0.28

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	220,131	138,610	278,067	120,368	54,425
Term deposits	369,000	596,768	442,921	273,798	323,901
Total assets	1,499,159	950,714	940,579	676,913	586,945
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007, prospectively.
Selected Unaudited Quarterly Combined Results of Operations
     The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2008 and 2007. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.
     We believe this data includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(Amounts in thousands of RMB except share and per share data)
Selected quarterly operating results
Revenues	79,842	72,779	73,923	59,494	59,572	46,030	42,273	39,855
Cost of revenues	52,520	30,785	33,586	31,091	29,856	20,145	18,501	16,999
Gross profit	27,322	41,994	40,337	28,403	29,716	25,885	23,772	22,856
Total operating expenses, net	21,935	16,874	11,258	21,370	22,720	10,132	8,187	6,890
Minority interest	1,856	2,820	2,457	384	523	295	649	1,775
Income from continuing operations	(10,996)	19,689	25,744	8,230	14,785	16,835	14,071	13,337
Loss on discontinued operations	—	—	—	—	—	—	—	(369)
Net income	(10,996)	19,689	25,744	8,230	14,785	16,835	14,071	12,968
Net income from continuing operations per share:
Basic	(0.47)	0.63	0.94	0.30	0.55	0.62	0.52	0.53
Diluted	(0.47)	0.63	0.94	0.29	0.50	0.61	0.49	0.51
Net income from discontinued operations per share:
Basic	—	—	—	—	—	—	—	(0.01)
Diluted	—	—	—	—	—	—	—	(0.01)
Net income per share:
Basic	(0.47)	0.63	0.94	0.30	0.55	0.62	0.52	0.52
Diluted	(0.47)	0.63	0.94	0.29	0.50	0.61	0.49	0.50
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
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
     The Company established an English training service business line in the third quarter of 2007. The Company provides two types of services to students. Students can attend English classes with unlimited access within a certain period of time generally from 2 to 12 months. The other type of classes limits the number of times students can access within a certain period of time generally from 3 to 12 months. Tuition fees are non-refundable for both types of tuition services. Revenues from the unlimited access classes are recognized on a straight-line basis over the service period. Revenues from the limited access classes are deferred and recognized on completion of the tuition period in the absence of available record supporting the number of times students attended classes during the tuition period.
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
     Useful lives and impairment of Property and equipment, and acquired intangible assets. Property and equipment and acquired intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. In particular, customer relationship acquired is amortized using the accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated. Property and equipment and acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Land use rights
     All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis.
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
     Tax Contingency. The tax contingency was previously assessed under SFAS No. 5, “Accounting for Contingencies”. Effective on January 1, 2007, the Company adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-that-not to be sustained upon audit by the relevant taxing authority based solely on technical merits of the associated tax position. The Company also elected the accounting policy that the interest and penalties recognized are classified as part of its income taxes. The unrecognized tax benefits, tax liabilities and accrued interest and penalties represent management’s estimates under the provisions of FIN 48.
     Impairment of Goodwill. Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it might be impaired. SFAS No. 142, “Goodwill and Other Intangible Assets” requires a two-step goodwill impairment test. The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.
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
     For investments in an investee over which the Company does not have significant influence and a controlling interest, the Company carries the investment at cost and recognizes as income any dividend received from distribution of the investee’s earnings.
     The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.
Results of Operations
     For the purpose of the discussion and analysis of the results of CEC, the consolidated group is referred to as “the Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ”. The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.8RMB at December 31, 2008 for 2008; 1USD = 7.30RMB at December 31, 2007 for 2007; and 1USD = 7.81RMB at December 31, 2006 for 2006.
     Since our acquisition of Hai Lai, we have been organized as two business divisions, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
Year ended December 31, 2008 compared to year ended December 31, 2007
     The revenue of the Company for 2008 amounted to RMB286.0 million (US$42.1 million) representing an increase of 52.4% compared to RMB187.7 million (US$25.7 million) in 2007. The increase was mainly due to the acquisition of Hai Lai, which forms the TUG, in the second quarter of 2008 and the growth of the post secondary education distance learning services.

     Revenue of the ELG amounted to RMB202.8 million (US$29.8 million) for 2008 as compared to revenue of RMB187.7 million (US$25.7 million) for 2007. Service income, mainly of a recurring nature amounted to RMB173.9 million (US$25.6 million) for 2008 compared to RMB148.9 million (US$20.4 million) in 2007. Equipment sales, mainly project based, amounted to RMB28.9 million (US$4.3 million) against RMB38.8 million (US$5.3 million) last year. The following table provides a summary of the ELG’s revenue by business lines:

	2008		2007		2006
(millions)	RMB	US$	RMB	US$	RMB	US$
Post secondary education distance learning	96.9	14.3	69.6	9.5	56.0	7.1
K-12 and content delivery	65.6	9.6	68.3	9.4	78.5	10.1
Vocational training, enterprise/government training and networking services	40.3	5.9	49.8	6.8	39.6	5.1

Total ELG revenue	202.8	29.8	187.7	25.7	174.1	22.3

     Net revenue from post secondary education distance learning services increased from RMB69.6 million (US$9.5 million) in 2007 to RMB96.9 million (US$14.3 million) in 2008. The increase of 39.2% was due to the increase in student enrolment, the increase in tuition fee and the full year contribution of the addition of another university partner, namely Tongji University. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students increased to 131,000 from 121,000 at the end of 2007.
     The revenue from the K-12 and content delivery business decreased slightly by approximately 4.0% from RMB68.3 million (US$9.4 million) to RMB65.6 million (US$9.6 million). The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
     Net revenue from vocational and career training services and enterprise government training and networking services decreased from RMB49.8 million (US$6.8 million) to RMB40.3 million (US$5.9 million). The decrease was mainly due to the drop in equipment sales, the nature of which is not recurring.
     TUG was newly established in the second quarter of 2008 after the acquisition of Hai Lai and its revenue amounted to RMB83.2 million (US$12.2 million) in 2008. FTBC had approximately 11,000 students and generated RMB70.9 million (US$10.4 million) in 2008. Other revenue of TUG, which comprises mainly accommodation and catering revenue amounted to RMB12.3 million (US$1.8 million).
     Cost of sales of the Company increased by 73.1% from RMB85.5 million (US$11.7 million) in 2007 to RMB148.0 million (US$21.8 million) in 2008. The increase was due to the acquisition of Hai Lai and the impairment loss of RMB14.5 million (US$2.1 million) for the brandname usage right.
     ELG’s cost of materials decreased from RMB39.7 million (US$5.4 million) in 2007 to RMB29.1 million (US$4.3 million) in 2008. The changes were mainly due to drop in equipment sales. As a result of deteriorating market conditions, the Company recorded an impairment loss of RMB14.5 million (US$2.1 million) for the brandname usage right of its English training division. Excluding the impairment loss, the cost of service for the ELG was relatively stable for 2008 and 2007 and amounted to RMB46.8 million (US$6.9 million) and RMB45.8 million (US$6.3 million) for 2008 and 2007 respectively.
     TUG’s cost amounted to RMB57.5 million (US$8.5 million) for 2008, which comprises payroll to teaching staff, depreciation and amortization expense in relation to the intangible asset.
     ELG’s gross profit margin increased by 0.9 percentage points, from 54.5% in 2007 to 55.4% in 2008. The impairment loss of the brandname usage right amounting to RMB14.5 million (US$2.1 million) has a negative effect on the gross profit margin whereas the reduction in equipment sales, which has a low margin, has a positive effect on the gross profit margin. TUG’s gross profit margin was 30.8% in 2008.
     In 2008, the Company received a service fee of RMB6.5 million (US$1.0 million), as compared to RMB18.0 million (US$2.5 million) in 2007. The service arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company, which led to the reduction in management service fee.
     Selling and marketing expenses increased by 6.9% to RMB7.1 million (US$1.0 million) in 2008 from RMB6.6 million (US$0.9 million). Excluding the share-based compensation amounting to RMB1.6 million (US$0.2 million) in 2008, the selling and marketing expenses dropped by 15.4% from 2007 to 2008. The reduction was due to the lower sales and marketing activities of the English training business line, which was being reorganized in 2008.

     General and administrative expenses increased by 26.5% to RMB69.7 million (US$10.2 million) in 2008 from RMB55.1 million (US$7.5 million) in 2007. The increase was due to the granting of restricted shares to directors of CEC and employee share options to employees under CEC’s share incentive plan, which led to a share-based compensation of RMB14.2 million (US$2.1 million) in the general and administrative expenses.
     The Company has foreign exchange losses of RMB1.2 million (US$0.2 million) in 2008 compared to RMB4.2 million (US$0.6 million) in 2007. The decrease was a result of the reduction of the Company’s holding in US dollars and the reversing trend of the appreciation of the RMB against US dollars in the second half of 2008.
     By the end of 2008, the operating profitability of TCX deteriorated as compared to 2007. The fair value of TCX has dropped below the carrying value and as such, an investment impairment loss of RMB8.5 million (US$1.3 million) was recorded in 2008 in relation to TCX. A gain on disposal of RMB10.3 million (US$1.4 million) in 2007 arose from the disposal of the Company’s 20% stake in Beijing Dongshi-ChinaCast Education Technology Co., Ltd (“Teacher.com”). The Company recorded an investment impairment loss of RMB13.3 million (US$1.7 million) in 2006 in relation to Teacher.com which was recorded as a cost investment. The Company disposed of the 20% stake in Teacher.com in October 2007, which resulted in a gain of RMB10.3 million (US$1.4 million).
     Interest income decreased from RMB20.2 million (US$2.8 million) in 2007 to RMB19.5 million (US$2.9 million) in 2008. The The decrease was due to a lower average term deposit holdings during the year as a result of the settlement of the acquisition consideration in relation to the Hai Lai acquisition.
     Overall, profit before income tax decreased from RMB84.7 million (US$11.6 million) in 2007 to RMB75.0 million (US$11.0 million) in 2008, a decrease of 11.5%. The decrease was mainly due to the impairment loss for its brandname usage right of RMB14.5 million (US$2.1 million), the investment impairment loss for TCX of RMB8.5 million (US$1.3 million) and the share-based compensation of RMB15.9 million(US$2.3 million) in 2008. The TUG had a positive contribution to profit before income tax., which amounted to RMB22.0 million (US$3.2 million) in 2008..
     The Company’s share of net investment losses from various joint ventures amounted to RMB0.4 million (US$0.06 million) in 2008 compared to RMB1.2 million (US$0.2 million) in 2007.
     Income taxes increased by 14.7% from RMB21.3 million (US$2.9 million) in 2007 to RMB24.4 million (US$3.6 million) in of 2008. The higher income tax was due to the increase in business and the newly acquired TUG.
     Minority interest amounted to RMB7.5 million (US$1.1 million) in 2008 as compared to RMB3.2 million (US$0.4 million) in 2007. The increase in minority interest in 2008 was mainly due to the acquisition of Hai Lai, in which there is a 20% minority stake.
     Net Income amounted to RMB42.7 million (US$6.3 million) in 2008 compared to RMB58.7 million (US$8.0 million) in 2007.
Year ended December 31, 2007 compared to year ended December 31, 2006
     The revenue of the Company for 2007 amounted to RMB187.7 million (US$25.7 million) representing an increase of 7.8% compared to RMB174.1 million (US$22.3 million) in 2006. Service income,

mainly of a recurring nature amounted to RMB148.9 million (US$20.4 million) compared to RMB125.6 million (US$16.1 million) in 2006. Equipment sales, mainly project based, amounted to RMB38.8 million (US$5.3 million) against RMB48.6 million (US$6.2 million) in 2006. Net revenue from post secondary education distance learning services increased from RMB56.0 million (US$7.1 million) in 2006 to RMB69.6 million (US$9.5 million) in 2007. The increase of 24.3% was due to the increase in student enrolment, the increase in tuition fee and the addition of another university partner, namely Tongji University. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ increased to 121,000 from 110,000 at the end of 2006.
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
     Cost of sales of the Company decreased by 4.4% from RMB89.4 million (US$11.5 million) in 2006 to RMB85.5 million (US$11.7 million) in 2007. The decrease was due to lower equipment sales which has low margins. Cost of equipment decreased from RMB48.1 million (US$6.2 million) in 2006 to RMB39.7 million (US$5.4 million).
     Gross profit margin increased by 6.0 percentage points, from 48.7% in 2006 to 54.5% in 2007. This increase was a result of the drop in equipment sales which has low margin.
     In 2007, the Company received a service fee of RMB18.0 million (US$2.5 million), as compared to RMB11.6 million (US$1.5 million) in 2006. The service arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company.
     Selling and marketing expenses increased significantly by 187.2% to RMB6.6 million (US$0.9 million) in 2007 from RMB2.3 million (US$0.3 million) in 2006 primarily due to the additional expenses after the establishment of the English training service. The English training business line is a consumer business and involves more direct sales and marketing activities when compared with the other business lines of the Company.

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
     A gain on disposal of RMB10.3 million (US$1.4 million) arose from the disposal of the Company’s 20% stake in Beijing Dongshi-ChinaCast Education Technology Co., Ltd (“Teacher.com”). The Company recorded an investment impairment loss of RMB13.3 million (US$1.7 million) in 2006 in relation to Teacher.com which was recorded as a cost investment. The Company disposed of the 20% stake in Teacher.com in October 2007, which resulted in a gain of RMB10.3 million (US$1.4 million).
     The Company has foreign exchange losses of RMB4.2 million (US$0.6 million) in 2007 compared to RMB2.1 million (US$0.3 million) in 2006 because of the continuous appreciation of the RMB against US dollars which the Company has significant holdings during 2007.
     The significant increase in interest income from RMB8.3 million (US$1.1 million) in 2006 to RMB20.2 million (US$2.8 million) in 2007 was mainly due to the increase in the Company’s cash and term deposits as well as the higher interest rates enjoyed during the year.
     Overall, profit before income tax increased from RMB43.3 million (US$5.5 million) in 2006 to RMB84.7 million (US$11.6 million) in 2007, a increase of 95.5%. Profit before tax was a result of increased gross profit as well as the gain on disposal in relation to Teacher.com.
     The Company’s share of net investment losses from various joint ventures amounted to RMB1.2 million (US$0.2 million) in 2007 compared to RMB0.9 million (US$0.1 million) in 2006.
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
     Net loss on discontinued operations amounting to RMB0.4 million (US$0.05 million) in 2007 as compared to a net loss of RMB4.6 million (US$0.6 million) in 2006.

Liquidity and Capital Resources
     The following is an extract of the key items from the consolidated balance sheets.

	2008		2007
(millions)	RMB	US$	RMB	US$
Cash and cash equivalents	220.1	32.4	138.6	19.0
Term deposits	369.0	54.3	596.8	81.7
Subtotal	589.1	86.7	735.4	100.7
Accounts receivable	32.6	4.8	35.3	4.8
Inventory	1.4	0.2	2.0	0.3
Prepaid expenses and other current assets	9.0	1.3	7.1	1.0
Total current assets	634.6	93.3	783.1	107.3
Non-current advances to a related party	110.2	16.2	119.9	16.4

Total assets	1499.2	220.5	950.7	130.2

     Cash and bank balances together with term deposits decreased from RMB735.4 million (US$100.7 million) as at December 31, 2007, to RMB589.1 million (US$86.7 million) as at December 31, 2008. The decrease of approximately 19.9% was because of the settlement of the acquisition consideration in relation to Hai Lai.
     There was a net cash generated from operating activities of RMB213.1 million (US$31.3 million) in 2008 as compared to a net cash generated from operating activities of RMB73.7 million (US$10.1 million) in 2007. This was mainly due to the profit earned and the receipt of tuition fee from students by TUG for the academic year 08-09. Revenue is recognized evenly throughout the periods from which the income is derived, but settlements may be received ahead of or behind the income recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and services have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of settlement depended upon the terms of the contracts.
     Net cash used in investment activities in 2008 was RMB287.1 million (US$42.2 million), mainly reflecting settlement of acquisition consideration in relation to Hai Lai of RMB465.5 million (US$68.5 million). The Company also paid RMB56.4 million (US$8.3 million) for acquiring property and equipment mainly for TUG. There was also a transfer from fixed deposit of RMB227.8 million (US$33.5 million). Net cash used in investment activities in 2007 was RMB166.2 million (US22.8 million), mainly reflecting transfer to fixed deposit of RMB153.8 million (US$21.1 million).
     Net cash provided by financing activities in 2008 was RMB155.9 million (US$22.9 million), mainly reflecting the proceeds from issue of shares in a secondary offerings and the exercise of warrants. Net cash provided by financing activities in 2007 was RMB45.1 million (US$6.2 million), mainly reflecting the payment of expenses in connection with Share Exchange Transaction of RMB35.0 million (US$4.8 million) and the payment of RMB5.8 million (US$0.8 million) for acquiring the remaining stake in CCH in the third quarter of 2007.
     On September 26, 2008, we entered into an underwriting with Roth Capital Partners, LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell 4,250,000 shares of our common stock (the “Firm Stock”), to the Underwriters at a price per share of $2.444. In addition, we granted the Underwriter on option to purchase up to an additional 637,500 shares to cover overallotments, if any, at the same price as the Firm Stock. We also granted the Underwriter warrants to purchase 255,000 shares at an exercise price of $3.15 per share. The sale of the Firm Stock was consummated on October 1, 2008. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $9.4 million.
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

     Total assets at the end of 2008 amounted to RMB1,499.2 million (US$220.5 million). In 2007, total assets was RMB950.7 million (US$130.2 million), an increase of 57.7%. Total current assets decreased by 19.0% to 634.6 million (US$93.3 million).
     Account receivable decreased from RMB35.3 million (US$4.8 million) as at December 31, 2007 to RMB32.6 million (US$4.8 million) at the end of 2008. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
     Inventory, mainly made up of satellite transmission and receiving equipment, decreased from RMB2.0 million (US$0.3 million) as at December 31, 2007 to RMB1.4 million (US$0.2 million) in 2008. as a result of sales of satellite receiving equipment.
     Prepaid expenses and other current assets increased from RMB7.1 million (US$1.0 million) as at December 31, 2007 to RMB9.0 (US$1.3 million). The increase was mainly due to newly acquired TUG.

     The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB110.2 million (US$16.2 million) as at December 31, 2008. As at December 31, 2007, the amount advanced was RMB119.9 million (US$16.4 million), the decrease is mainly due to repayment made.
     The Company had bank borrowings amounting to RMB78.4 million (US$11.5 million) at December 31, 2008, which were assumed in connection with the acquisition of Hai Lai. In addition, the Company leases a computer information integration system amounting to RMB3.8 million (US$0.6 million) under a capital lease contractual arrangement from a supplier.
Contractual Obligations and Commercial Commitments. The Company has various contractual obligations that will affect its liquidity. The following table sets forth the contractual obligations of The Company as of December 31,2008:

	Payment Due by Period
		Within			2012 and
	Total	1 Year	2010	2011	beyond	Other
	(RMB	(RMB	(RMB	(RMB	(RMB	(RMB
	‘000)	‘000)	‘000)	‘000)	‘000)	‘000)
Long-term debt obligation	78,400	20,000	58,400	—	—	—
Capital lease obligation	2,514	1,191	1,323	—	—	—
Operating lease commitments	9,267	4,120	3,745	1,351	51	—
FIN48 obligation	44,612	—	—	—	—	44,612
Total contractual obligations	134,793	25,311	63,468	1,351	51	44,612
Equivalent US$ ‘000.	19,823	3,722	9,334	199	8	6,560
Operating Leases. The Company leases certain office premises under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2006, 2007, and 2008 were RMB3.6 million, RMB 6.7 million and RMB 6.7 million (US$1.0 million), respectively. The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangement for the years ended December 2006, 2007 and 2008 were RMB18.2 million, RMB18.4 million and RMB17.5 million (US$2.6 million), respectively. The Company had no fixed commitment on information usage and satellite platform usage fee. The satellite platform usage fee was payable to the CCLBJ calculated at 10% of revenue generated by a subsidiary of the Company during the period.
The Company has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.
Accounting Pronouncements
Recent Accounting Pronouncement
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. The Company believes the adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a significant effect on its consolidated financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transaction. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating whether the adoption of FSP 142-3 will have a significant effect on its consolidated financial position or results of operations.
     At the November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). Because of the significant changes to the guidance on subsidiary acquisitions and subsidiary equity transactions and the increased use of fair value measurements as a result of SFAS No. 141R and SFAS No. 160, questions have arisen regarding the application of that accounting guidance to equity method investments. EITF 08-6 provides guidance for entities that acquire or hold investments accounted for under the equity method. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating whether the adoption of EITF 08-6 will have a significant effect on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
          Our reporting currency is the Renminbi. Transactions in other currencies are recorded in Renminbi at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into Renminbi at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.
          The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules”. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counterparts.
          Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2008, the exchange rate of RMB to US$1 was RMB6.8.
          We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.
          Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2008 and 2007, we have cash denominated in U.S. dollars amounting to RMB 0.6 million (US$0.09 million) and RMB 30.2 million, respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.
          We recognized a foreign currency translation adjustment of approximately RMB1.2 million (US$0.2 million) for the year ended December 31, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.
Interest Rate Risk
     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the year ended December 31, 2008, we recorded an interest income of RMB19.5 million (US$2.9 million). Any significant changes in interest rate might have an adverse effect on this interest income.
     We have short-term and long-term bank loans amounting to RMB78.4 million (US$11.5 million) as at December 31, 2008. Interest expense in the twelve months end December 31, 2008 was RMB2.6 million. Any significant changes in interest rate might have an adverse effect on interest expense.
Inflation
          In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 1.5%, 4.8% and 5.9% in 2006, 2007 and 2008 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The following financial statements and the footnotes thereto are included in the section beginning on page F-1.
1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2007 and 2008.

3.	Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008.

4.	Consolidated Statements of Shareholders’ Equity and comprehensive income for the years ended December 31, 2006, 2007 and 2008.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008.

6.	Notes to Consolidated Financial Statements.
          Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included elsewhere in this report and is incorporated into this Item 8.
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures as of December 31, 2008, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were designed, and were effective as of December 31, 2008 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted a comprehensive review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation which excluded Hai Lai and its subsidiaries as discussed in the paragraphs below, our principal executive officer and principal financial officer have concluded that as of December 31, 2008, our internal control over financial reporting was effective.
          Hai Lai and its subsidiaries were excluded from the year’s self assessment by the management. The acquisition of Hai Lai was completed on April 11, 2008. As an investment holding company, Hai Lai owns FTBC and Hai Yuen which provides logistic services to FTBC. However, the school term ended at the end of May and FTBC went on summer holidays from June until the end of August 2008. During the summer holidays, all campus operations and dormitories were closed and many buildings were sealed. Only a skeleton general office staff was retained.
          The new academic year started in early September which was also the peak enrolment period. Consequently the first post acquisition meeting of the new FTBC Board controlled by ChinaCast was only held in early October. Management, in view of the limited timeframe between October and December 2008, decided to exclude Hai Lai and its subsidiaries from this year’s management self assessment as it was felt that the time available was inadequate to complete an effective assessment of the internal control of Hai Lai and its subsidiaries during the period as well as insufficient to effectively implement and roll out any meaningful changes. Management was also of the view that any potential risk from Hai Lai and its subsidiaries is manageable and should not be a key concern for the year .
     Key subtotals pertaining to Hai Lai and its subsidiaries, whose internal controls have not been assessed and their significance (in percentage) to the Consolidated Financial Statements of CEC, are set out below

	Million RMB	%
Net assets (including goodwill and intangible assets acquired)	492	48
Total assets (including goodwill and intangible assets acquired)	774	52
Revenues	83	29
Net income	12	27
          Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report on Form 10-K.
(c) Report of Independent Registered Public Accounting Firm
TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION
     We have audited the internal control over financial reporting of ChinaCast Education Corporation, its subsidiaries and its variable interest entities (collectively, the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hai Lai Education Technology Limited and its subsidiaries (collectively, “Hai Lai”), which were acquired on April 11, 2008 and whose financial statements constitute 48% and 52% of net and total assets, respectively, 29% of revenues, and 27% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Hai Lai. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of the recognition and measurement methods under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and an explanatory paragraph relating to the convenience translation of Renminbi amounts into United States dollar amounts in the financial statements.
/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China
March 16, 2009

(d) Changes in Internal Control over Financial Reporting
          There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.
     Our current directors and executive officers are as follows:

Name	Age	Title
Ron Chan Tze Ngon	52	Chairman and Chief Executive Officer
Yin Jianping	47	Vice Chairman and Non Executive Director
Daniel Tseung	38	Director
Justin Tang	37	Director
Richard Xue	38	Director
Li Wei	46	Chief Operating Officer
Antonio Sena	53	Chief Financial Officer and Secretary
Michael Santos	47	Chief Marketing Officer
Jim Ma	37	Chief Accounting Officer & Vice President, Finance
Jiang Xiangyuan	49	Vice President
     The following is certain biographical information with respect to our current and former executive officers and directors. There are no family relationships among any of the executive officers or directors of the Company.
     Ron Chan Tze Ngon has been Chairman and Chief Executive Officer of our Company since February 9, 2007, responsible for the strategic direction and shaping of the various business models of ChinaCast Communication Holdings Limited (“CCH”). Mr. Chan was appointed Chief Executive Officer of CCH in 1999. Mr. Chan worked as a sales executive in Sun Hung Kai (China) Limited from 1983 to 1985, and from 1985 to 1986 was sales manager for Unisys China Limited. From 1987 to 1988, he was strategic account manager for Unisys Asia Limited, and thereafter joined Unisys Hong Kong Limited as a sales director until 1990. Mr. Chan then joined CL Computer China/Hong Kong Limited as its general manager prior to founding, in 1993, Technology Ventures Holdings, an information technology company currently listed on the Hong Kong Stock Exchange. Mr. Chan holds a Master of Science, Mathematics degree and a Master of Computer Science degree, both from Concordia University in Montreal, Canada.
     Yin Jianping has been a Vice-Chairman and non executive director of our Company since February 9, 2007 and is responsible for our overall management , operations and strategic direction. Mr. Yin has been the Chairman of CCH since 2000. Mr. Yin graduated from the Southwest Finance and Economy University of China with a bachelor’s degree in finance. From 1984 to 1993, Mr. Yin worked in various PRC government departments, including heading the Economic Planning Department of the Tibet Municipal Government and serving as Economic Planning Officer of Naqu Region, Tibet Province. Mr. Yin left government service, and from 1993 to 1997 ran his own businesses in Sichuan Province, PRC. Prior to joining ChinaCast in 2000, he was the president of Lasha Beer Company Limited, where he was in charge of its daily operations from 1997 to 2000.
     Justin Tang has been a director of our Company since February 9, 2007 and is a co-founder of Blue Ridge China, a private equity fund formed in 2006 that invests in companies in China. Prior to that, Mr. Tang was the co-founder of eLong, Inc., a leading online travel service company in China. From 2001 to 2006, Mr. Tang served as Chairman and CEO of eLong and in similar key executive positions at its predecessor company from 1999 to 2001. Prior to founding eLong, Mr. Tang held various positions in the financial services industry in the United States from 1993 to 1999. Mr. Tang studied at Nanjing University in China and received his BS degree from Concordia College in the United States.

     Daniel Tseung has been a director of our Company since February 9, 2007 and is currently the Managing Director at Sun Hung Kai Properties Direct Investments Ltd., the private equity division of one of Asia’s largest conglomerates, as well as Director of Investments for SUNeVision Holdings Limited, an Asian Internet infra-structure and services provider. He was previously a Director in the Technology & Communications Group of GE Equity, the private equity arm of GE Capital. He also currently serves on the Board of Directors of RCN Corporation (NASDAQ: RCNI) and Owens Corning (NYSE: OC). Mr. Tseung holds a Bachelor’s degree from Princeton University and a Master’s Degree from Harvard University.
     Richard Xue has been a director of our Company since February 9, 2007 and since July 2005 has been the Chief Financial Officer at Target Media, one of the largest out-of-home advertising network in China. Prior to joining Target Media, he was Vice President of Strategy and Business Development at eLong, the second largest online travel company in China. Prior to joining eLong in December 2003, Mr. Xue worked for eight years in investment banking in the United States and China. Mr. Xue studied at Tsinghua University in China and received a BS degree in Physics from University of Illinois and an MBA degree from University of Chicago in the United States.
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
     Jiang Xiangyuan is our Vice President. Prior to joining us in 2001, Mr. Jiang was Chief Executive Officer and Chairman of the Board for Shenzhen Taiyanglong Investment Company Limited. From 1979 to 1997, he served as finance manager and internal audit manager at Shanghai Foodstuffs Import & Export Corporation, part of the COFCO Group. Mr. Jiang graduated from the Shanghai Institute of Foreign Trade in 1986. He holds a master’s degree from the East China Normal University and MBA from the Macau University of Science and Technology.

Board Practices
     Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the board of directors will meet regularly on a quarterly basis and additionally as required.
Board Committees
     Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee. Our board of directors has determined that Daniel Tseung, Justin Tang and Richard Xue, the members of these committees, are “independent” under the current independence standards of Nasdaq Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our board of directors.
Audit Committee
     The function of the Audit Committee is to provide assistance to the Board of Directors in fulfilling its oversight responsibility to stockholders, potential stockholders, the investment community and others relating to:
•	the integrity of the Company’s financial statements;

•	the financial reporting process;

•	the systems of internal accounting and financial controls;

•	the performance of the Company’s internal audit function and independent auditors;

•	the independent auditors’ qualifications and independence; and

•	the Company’s compliance with ethics policies and legal and regulatory requirements. The Audit Committee had six meetings in 2007.
     The members of the audit committee are Richard Xue, Justin Tang and Daniel Tseung, who served as the Chair of the Audit Committee. All of the above-listed audit committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the Board of Directors.
     The Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Richard Xue is the “audit committee financial expert” and is an independent member of the Board of Directors.
     The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2008 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.
Nominating and Governance Committee
     The members of the Nominating and Governance Committee are Daniel Tseung, Richard Xue and Justin Tang who serves as the Chairman of the Nominating and Governance Committee. Each of the above-listed nominating committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the Board of Directors. The function of the Nominating and Corporate Governance Committee is to assist and advise the Board of Directors with respect to:
•	making recommendations to the Board or Directors regarding the size and composition of the Board of Directors, establish procedures for the nomination process and screen and recommend candidates for election to the Board of Directors;

•	reviewing with the Board of Directors from time to time the appropriate skills and characteristics required of Board members;

•	establishing and administer a periodic assessment procedure relating to the performance of the Board of Directors as a whole and its individual members; and

•	making recommendations to the Board of Directors regarding corporate governance matters and practices, including formulating and periodically reviewing corporate governance guidelines to be adopted by the Board of Directors.
     The Nominating and Governance Committee does not consider candidates recommended by stockholders. The Nominating and Governance Committee had one meeting in 2008. The Nominating and Governance Committee has approved and recommended the nominees for election as director at this Annual Meeting of Stockholders.
Compensation Committee
     The members of the Compensation Committee are Justin Tang, Daniel Tseung and Richard Xue who serves as the Chairman of the Compensation Committee. Each of the above-listed compensation committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the Board of Directors.
     The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers.
     The function of the Compensation Committee is to evaluate, recommend to the Board of Directors, and/or determine, the compensation levels of the Company’s executives, including the Chief Executive Officer; and the equity allocations relating to the Company’s equity programs.
     No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past. The Compensation Committee had one meeting in 2008.

Communications with the Board of Directors
     The Board of Directors maintains a process for stockholders to communicate with the Board. Stockholders wishing to communicate with the Board or any individual director must mail a communication addressed to the Secretary of the Company, ChinaCast Education Corporation, 10/F Xu Jie Mansion, No. 29 Nanmofang Road, Beijing 100020, PRC. Any such communication must state the number of shares of Common Stock beneficially owned by the stockholder making the communication. All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or taking appropriate legal action regarding the communication.
Family Relationships
     There are no family relationships among any of the executive officers or directors of the Company.
Code of Ethics
     We adopted a code of business conduct and ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A written copy of the Code can be obtained from our website at www.chinacasteducation.com. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers and any person who owns more than 10% of our common stock, to file with the SEC initial reports of ownership of our common stock within 10 days of becoming a director, executive officer or greater than 10% stockholder, and reports of changes in ownership of our common stock before the end of the second business day following the day on which a transaction resulting in a change of ownership occurs. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file.
     Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year 2008, all of the executive officers complied with the filing requirements of Section 16(a) of the Exchange Act, except that the following persons failed to timely file a Form 3: Yin Jianping, Daniel Tseung, Justin Tang, Richard Xue, Li Wei, Antonio Sena and Ron Chan Tze Ngon, and the following persons failed to timely file a Form 4: Yin Jianping, Justin Tang, Richard Xue, Antonio Sena, and Ron Chan Tze Ngon.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
     This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers listed in the Summary Compensation Table below (the “named executive officers”) during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.
     The compensation committee currently oversees the design and administration of our executive compensation program.

Objectives and Philosophy
     Our primary goal with respect to our compensation programs has been to attract and retain the most talented and dedicated employees in key positions in order to compete effectively in the market place, successfully execute our growth strategies, and create lasting shareholder value. The Compensation Committee evaluates both individual and Company performance when determining the compensation of our executives. Our executives’ overall compensation is tied to the Company financial and operational performance, as measured by revenues and net income, as well as to accomplishing strategic goals such as merger and acquisitions and fund raising. The Compensation Committee believes that a significant portion of our executive’s total compensation should be at-risk compensation that is linked to stock-based incentives to align their interests with those of shareholders.
     Additionally, the Compensation Committee has determined that an executive officer who is a Chinese national and is based in China will be entitled to a locally competitive package and an executive officer who is an expatriate or who is based outside the PRC will be paid a salary commensurate with those paid to the executives in their home countries. The Compensation Committee evaluates the appropriateness of the compensation programs annually and may make adjustments after taking account the subjective evaluation described previously.
     We apply our compensation policies consistently for determining compensation of our chief executive officer as we do with the other executives. The Compensation Committee assesses the performance of our chief executive officer annually and determines the base salary and incentive compensation of our chief executive officer.
     Our Chief Executive Officer is primarily responsible for the assessment of our other executive officers’ performance. Ultimately, it is the Compensation Committee’s evaluation of the chief executive officer’s assessment along with competitive market data that determines each executive’s total compensation.
Elements of Our Executive Compensation Programs
     Base Salary. All full time executives are paid a base salary. Base salaries for our named executives are set based on their professional qualifications and experiences, education background and scope of their responsibilities, taking into account competitive market compensation levels paid by other similar sized companies for similar positions and reasonableness and fairness when compared to other similar positions of responsibility within the Company. Base salaries are reviewed annually by the Compensation Committee, and may be adjusted annually as needed.
     Annual Bonuses. The Company does not pay guaranteed annual bonuses to our executives or to employees at any level because we emphasize pay-for-performance. The Compensation Committee determines cash bonuses towards the end of each fiscal year to award our executive officers including our Chief Executive Officer and Chief Financial Officer based upon a subjective assessment of the Company’s overall performance and the contributions of the executive officers during the relevant period.

     Equity Incentive Compensation. A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s equity based compensation plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company. Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options or incentive stock, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee reviews each executive’s individual performance and his or her contribution to our strategic goals and determines the amount of stock options to be awarded towards the end of the fiscal year. The Compensation Committee grants equity incentive compensation at times when there are not material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. The exercise price is the closing market price on the date of the grant.
     Other Compensation. We provide our executives with certain other benefits, including reimbursement of business and entertainment expenses, health insurance, vacation and sick leave plan. The Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits as it deems necessary. We believe that these benefits are typically provided to senior executives of similar companies in China and in the U.S.
Compensation Committee Report on Executive Compensation
     Our compensation committee has certain duties and powers as described in its charter. The compensation committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent as defined by the Nasdaq Global Market listing standards.
     The compensation committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based upon this review and discussion, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K to be filed with the SEC.
     The members of the Compensation Committee are:
Daniel Tseung
Justin Tang
Richard Xue
Compensation Committee Interlocks and Insider Participation
     Members of our Compensation Committee of the Board of Directors during 2008 were Daniel Tseung, Justin Tang and Richard Xue. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.
     No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Executive Compensation
Summary Compensation Table (US$)

							Non-Equity
				Stock	Option		Incentive Plan	All Other
		Salary	Bonus	Awards	Awards		Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)		($)	($)	($)
Ron Chan Tze Ngon, Executive	2008	139,221	—	—	—		—	—	139,221	(7)
Chairman and Chief Executive	2007	135,313	—	—	—		—	—	135,313
Officer	2006	135,910	—	—	—		—	—	135,910
Li Wei, Chief Operating Office	2008	82,899	—	—	267,000	(2)	—	—	349,899	(8)
	2007	78,404	—	—	—		—	—	78,404
	2006	75,261	—	—	—		—	—	75,261
Antonio Sena, Chief Financial	2008	134,475	—	—	178,890	(3)	—	—	313,365	(9)
Officer	2007	130,700	—	—	—		—	—	130,700
	2006	92,666	—	—	—		—	—	92,666
Michael Santos, Chief	2008	189,847	—	—	178,890	(4)	—	—	368,737	(10)
Marketing Officer	2007	184,517	—	—	—		—	—	184,517
	2006	185,332	—	—	—		—	—	185,332
Jim Ma, VP of Finance	2008	104,416	—	—	178,890	(5)	—	—	283,306	(11)
	2007	101,484	—	—	—		—	—	101,484
	2006	101,932	—	—	—		—	—	101,932
Jiang Xiang Yuan, VP	2008	28,174	—	—	267,000	(6)	—	—	295,174	(12)
	2007	26,901	—	—	—		—	—	26,901
	2006	26,202	—	—	—		—	—	26,202

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2008. See Note 17 of consolidated financial statements for assumptions made in the valuation.

(2)	On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options shall vest on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(3)	On January 11, 2008, Mr Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(4)	On January 11, 2008, Mr Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(5)	On January 11, 2008, Mr Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(6)	On January 11, 2008, Mr Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options shall vest on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(7)	Represents salary earned as Chief Executive Officer of CCH.

(8)	Represents salary earned as Chief Operations Officer of CCH.

(9)	Represents salary earned as Chief Financial Officer of CCH.

(10)	Represents salary earned as Chief Marketing Officer of CCH.

(11)	Represents salary earned as Vice President of Finance of CCH.

(12)	Represents salary earned as Vice President of CCH.

Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2008.

	Option Awards					Stock Awards
Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive Plan				Market	Awards:	Market or
			Awards:				Value of	Number of	Payout Value of
			Number of			Number of	Shares or	Unearned	Unearned
	Number of	Number of	Securities			Shares or	Units of	Shares, Units	Shares, Units or
	Securities	Securities	Underlying			Units of	Stock That	or Other	Other
	Underlying	Underlying	Unexercised	Option	Option	Stock That	Have Not	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
	Options (#)	Options (#)	Options (#)	Price ($)	Date	Vested (#)	($)(4)	Vested (#)	Vested ($)
Name	Exercisable	Unexercisable

Li Wei	100,000(1)	—	200,000	6.30	1/11/2018	—	—	—	—

Antonio Sena	67,000(2)	—	133,000	6.30	1/11/2018	—	—	—	—

Michael Santos	67,000(3)	—	133,000	6.30	1/11/2018	—	—	—	—

Jim Ma	67,000(4)	—	133,000	6.30	1/11/2018	—	—	—	—

Jiang Xiang Yuan	100,000(5)	—	200,000	6.30	1/11/2018	—	—	—	—

(1)	On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options shall vest on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(2)	On January 11, 2008, Mr Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(3)	On January 11, 2008, Mr Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(4)	On January 11, 2008, Mr Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(5)	On January 11, 2008, Mr Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options shall vest on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.
Grants of Plan Based Awards
     The following table summarizes our awards made to our named executive officers under any plan in 2008.

						All Other	All Other
						Stock	Option
						Awards:	Awards:	Exercise or	Closing
			Estimated Future Payouts Under			Number of	Number of	Base Price	Price on
			Equity Incentive Plan Awards			Shares of	Securities	of Option	Grant
		Approval	Threshold	Target	Maximum	Stock or	Underlying	Awards	Date
Name	Grant Date	Date	(#)	(#)	(#)	Units (#)	Options (#)	($/Sh)	($/Sh)

Li Wei	1/11/2008	1/11/2008	n/a	n/a	n/a	—	300,000(1)	6.30	6.25

Antonio Sena	1/11/2008	1/11/2008	n/a	n/a	n/a	—	200,000(2)	6.30	6.25

Michael Santos	1/11/2008	1/11/2008	n/a	n/a	n/a	—	200,000(3)	6.30	6.25

Jim Ma	1/11/2008	1/11/2008	n/a	n/a	n/a	—	200,000(4)	6.30	6.25

Jiang Xiang Yuan	1/11/2008	1/11/2008	n/a	n/a	n/a	—	300,000(5)	6.30	6.25

(1)	On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options shall vest on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(2)	On January 11, 2008, Mr Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(3)	On January 11, 2008, Mr Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(4)	On January 11, 2008, Mr Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vest on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(5)	On January 11, 2008, Mr Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options shall vest on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

STOCK INCENTIVE PLAN
     Our long term incentives are in the form of restricted shares and incentive stock options to directors, executives, employees and consultants under the 2007 Omnibus Securities and Incentive Plan (the “2007 Plan”). The objective of these awards is to advance the longer term interests of our Company and our stockholders and complement incentives tied to annual performance. These awards provide rewards to directors, executives and other key employees and consultants upon the creation of incremental stockholder value and attainment of long-term earnings goals. Stock option awards under the 2007 Plan produce value to participants only if the price of our stock appreciates, thereby directly link the interests of the participants with those of the stockholders.
Awards
     The 2007 Plan provides for the grant of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards of up to an aggregate of 2,500,000 shares of Common Stock to officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2007 Plan. The number of shares of Common Stock for which awards may be granted to a participant under the 2007 Plan in any calendar year cannot exceed 1,000,000.
     Currently, there are 1,100 employees and directors who would be entitled to receive stock options and/or restricted shares under the 2007 Plan. Future new hires and additional consultants would be eligible to participate in the 2007 Plan as well. The number of stock options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.
Administration of the 2007 Plan
     The 2007 Plan is administered by the Board of Directors or a committee of the Board of Directors consisting of not less than two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Code”) (in either case, the “Committee”). Among other things, the Committee has complete discretion, subject to the express limits of the 2007 Plan, to determine the employees and independent contractors to be granted an award, the type of award to be granted, the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each Stock Appreciation Right, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the stock, and the required withholding. The Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would materially and adversely affect the participant. The Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2007 Plan. Notwithstanding the foregoing, the Committee does not have any authority to grant or modify an award under the 2007 Plan with terms or conditions that would cause the grant, vesting or exercise to be considered nonqualified “deferred compensation” subject to Code Section 409A.
Options
     Options granted under the 2007 Plan may be either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Options may be granted on such terms and conditions as the Committee may determine; provided, however, that the exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and the term of the option my not exceed 10 years (110% of such value and 5 years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the

Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of Common Stock covered by ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.
Stock Appreciation Rights (SARs)
     An SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, options granted under the 2007 Plan. An SAR granted in tandem with an option (i) is exercisable only at such times, and to the extent, that the related option is exercisable in accordance with the procedure for exercise of the related option; (ii) terminates upon termination or exercise of the related option (likewise, the option granted in tandem with an SAR terminates upon exercise of the SAR); (iii) is transferable only with the related option; and (iv) if the related option is an ISO, may be exercised only when the value of the stock subject to the option exceeds the exercise price of the option. An SAR that is not granted in tandem with an option is exercisable at such times as the Committee may specify.
Performance Shares
     Performance share awards entitle the participant to acquire shares of stock upon attaining specified performance goals.
Restricted Stock
     A restricted stock award is a grant or sale of stock to the participant, subject to the Company’s right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if purchased at no cost) in the event that conditions specified by the Committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to the Company. The purchase price for each share of restricted stock may not be less than the par value of the Company’s Common Stock.
Additional Terms
     Except as provided in the 2007 Plan, awards granted under the 2007 Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their guardian or legal representative. Each award agreement will specify, among other things, the effect on an award of the disability, death, retirement, authorized leave of absence or other termination of employment. The Company may require a participant to pay the Company the amount of any required withholding in connection with the grant, vesting, exercise or disposition of an award. A participant is not considered a stockholder with respect to the shares underlying an award until the shares are issued to the participant.
Term Amendments
     The 2007 Plan is effective for 10 years, unless it is sooner terminated or suspended. The Committee may at any time amend, alter, suspend or terminate the 2007 Plan; provided, that no amendment requiring stockholder approval will be effective unless such approval has been obtained. No termination or suspension of the 2007 Plan will affect an award which is outstanding at the time of the termination or suspension.

Option Exercises and Stock Vested
There were no options exercised by the Named Executive Officers in 2008.
Pension Benefits
We do not sponsor any qualified or non-qualified defined benefit plans.
Nonqualified Deferred Compensation
We do not maintain any non-qualified defined contribution or deferred compensation plans.
Employment Agreements
We do not have current employment agreements with our Chief Executive Officer or any other named executive officer of the Company.
Potential Payments Upon Termination or Change In Control
We have no potential payments upon termination other than severance compensation required by the laws in the PRC and other applicable jurisdictions which ranged from 1 to 3 months of base salaries. In the case of change in control of the Company, the unvested portion of all stock based compensation shall vest immediately.
Director Compensation
The following table summarizes compensation that our directors earned during 2008 for services as members of our board and board committees:

	Fees
	Earned or			All
	Paid in	Stock	Options	Other
	Cash	Awards	Awards	Compensation	Total
Name	(US$)	(US$)(1)	(US$)	(US$)	(US$)
Yin Jian Ping	208,832	—	—	—	208,832
Daniel Tseung	70,000	63,000(2)	—	—	133,000
Justin Tang)	70,000	63,000(3)	—	—	133,000
Richard Xue	70,000	63,000(4)	—	—	133,000

(1)	Valuation based on the dollar amount of restricted stock grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2008. See Note 17of consolidated financial statements for assumptions made in the valuations.

(2)	Mr. Daniel Tseung received a grant of 100,000 shared of restricted common stock in January 11, 2008, 10,000 of which vested on February 9, 2008, 30,000 of which vested on January 11, 2009 and 60,000 of which are scheduled to vest on February 9, 2010.

(3)	Mr. Justin Tang received a grant of 100,000 shared of restricted common stock in January 11, 2008, 10,000 of which vested on February 9, 2008, 30,000 of which vested on January 11, 2009 and 60,000 of which are scheduled to vest on February 9, 2010.

(4)	Mr. Richard Xue received a grant of 100,000 shared of restricted common stock in January 11, 2008, 10,000 of which vested on February 9, 2008, 30,000 of which vested on February 9, 2009 and 60,000 of which are scheduled to vest on February 9, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth as of March 11, 2009, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. This table also identifies the stock ownership of each of our directors and officers and all directors and officers as a group.
          Beneficial ownership is determined in accordance with Securities and Exchange Commission (“SEC”) rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o ChinaCast Education Corp., 10/F Xu Jie Mansion, No. 29 Nanmofang Road, Beijing 100020, PRC.

		Percentage of
	Amount and Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership(2)	Stock(3)
Yin Jianping (4)	3,099,121	8.69%
Ron Chan Tze Ngon	2,071,945	5.81%
Justin Tang (5)(10)	390,000	1.1%
Jim Ma (6)	223,849	*
Michael Santos (7)	153,023	*
Richard Xue (8)(10)	110,000	*
Antonio Sena	93,941	*
Li Wei (9)	82,156	*
Daniel Tseung (10)	10,000	*
All directors and officers as a group (9 persons)	6,234,035	17.49%

		Percentage of
	Amount and Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership(2)	Stock(3)
Fire Tree, Inc. (11)	6,031,536	16.9%
Super Dynamic Consultancy Limited(4)	3,099,121	8.69%
DTV Network Systems, Inc. (12)	2,957,573	8.30%
Austin W. Marxe and David M. Greenhouse (13)	2,758,694	7.7%

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	The foregoing information was derived from a Schedule 13G and Schedule 13D filings and information provided to the company by the respective shareholders.

(3)	Based upon 35,648,251 shares outstanding as of March 11, 2009.

(4)	Represents shares owned by Super Dynamic Consultancy Limited (“SDCL”), a company in which Mr. Yin holds a 31.36% interest through Turnaround Limited. Mr. Yin holds a 49% interest in Turnaround Limited. The address of SDCL is Unit 2001, 108 Java Road, North Point, Hong Kong.

(5)	Mr. Tang’s business address is A-3701 Beijing Fortune Plaza, 7 Middle Dongsanhuan Rd., Chaoyang District, Beijing, PRC.

(6)	Includes 141,651 shares held by Isthoch Assets Limited, a company of which Mr. Ma is the sole shareholder.

(7)	Includes 70,825 shares held by Bostwicken Consultancy Limited, a company of which Mr. Santos’ wife is the sole shareholder.

(8)	Mr. Xue’s business address is Suite 3606, Lippo Plaza, 222 Huai Hai Road, Shanghai, P.R.C.

(9)	Represents shares held by Time Global International Limited, a company of which Mr. Li is the sole shareholder.

(10)	Includes 10,000 shares of a total of 100,000 shares of the Company’s common stock granted to each independent director of the Company. The remaining shares are to be granted in two remaining tranches of 30,000 and 60,000 shares on February 9, 2009 and 2010, respectively.

(11)	The business address of Fir Tree Capital Opportunity Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Fir Tree Value and Fir Tree Capital Opportunity are the beneficial owners of 5,001,374 shares of Common Stock and 1,030,182 shares of Common Stock, respectively. Fir Tree may be deemed to beneficially own the shares of Common Stock held by Fir Tree Value and Fir Tree Capital Opportunity as a result of being the investment manager of Fir Tree Value and Fir Tree Capital Opportunity. Fir Tree Value may direct the vote and disposition of 5,001,374 shares of Common Stock. Fir Tree Capital Opportunity may direct the vote and disposition of 1,030,182 shares of Common Stock. Fir Tree has been granted investment discretion over the Common Stock held by Fir Tree Value and Capital Opportunity.

(12)	The business address of DTV Network Systems, Inc. is 2230 E. Imperial Highway El Segundo, California 90245. William Little has sole voting and dispositive power over the shares of DTV Network Systems, Inc.

(13)	The principal business address for Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022. Austin W. Marxe and David M. Greenhouse are the controlling principals of AWM Investment Company, Inc., the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III QP, L.P. AWM serves as the investment adviser to SSFQP. Marxe and Greenhouse share sole voting and investment power over 1,166,478 common shares owned by Special Situations Cayman Fund, L.P., and 1,575,966 common shares and 16,250 warrants to purchase common shares owned by Special Situations Fund III QP, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Other than as described below, there have been no other transactions since January 1, 2008, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.
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
     In connection with the Technical Services Agreement ChinaCast Technology (BVI) Limited (CCT) and CCT Shanghai, on the one hand, and CCLX, CCL and Li Wei, a director of CCH, on the other hand, have also entered the Revenue and Cost Allocation Agreement, effective as of October 1, 2003 and amended by a supplemental agreement dated April 19, 2008. Pursuant to this agreement CEC’s customers may engage one of CEC or its subsidiaries directly to provide the required satellite broadband services. If the customers appoint CCT or CCT Shanghai directly, CEC will subcontract the performance of the service to CCLBJ and pay CCLBJ up to 10% of the revenue received from the engagement or such other amount as determined by CCT or CCT Shanghai, as the case may be, in its absolute discretion. CCT or CCT Shanghai will pay RMB0.84 million to CCLX and RMB0.84 million to CCLXBJ for using bandwidth and transmission service. For more information about the terms of the Revenue and Cost Allocation Agreement, see “The Business of ChinaCast — Revenue and Cost Allocation Agreement.”
     Significant related party transactions were disclosed in Note 20 to the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
During the fiscal year ended December 31, 2007, the aggregate fees billed were $0.9 million for professional services rendered by our principal auditor for the audit and review of financial statements and other services in connection with various filings of registration statements. During the fiscal year ended December 31, 2008, the aggregate fees billed or expected to be billed by our principal auditor were $1.7 million for professional services rendered for the audit and review of financial statements and other services in connection with share offering in October 2008 and filings of various registration statements.
Audit Related Fees
     Excluding those fees disclosed in the Audit Fees section above, there were no audit related fees for the fiscal years ended December 31, 2007 and 2008.
Tax Fees
     During the fiscal year ended December 31, 2007 and 2008, the aggregate fees billed or expected to be billed by our principal auditor and one of its member firms were $0.1 million and $0.1 million, respectively, for professional services rendered for tax compliance work and other tax related services.
All Other Fees
     Non-audit fees billed by Goldstein Golub Kessler LLP, our former auditors, after the year ended December 31, 2007, but before their resignation was US$103,646.
During the fiscal years ended December 31, 2007 and 2008, there were no fees billed for products and services provided by the independent registered public accounting firm other than those set forth above.
Pre-Approval Policies and Procedures
     Our audit committee together with the entire board of directors evaluates and approves in advance the scope and the cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not have any pre-approval policies and procedures
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1) Index to Consolidated Financial Statements

(b)	Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated

Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(c)	All financial statements schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.
Exhibits
           The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Exhibit	Description

1.1	Underwriting Agreement, between ChinaCast Education Corporation and Roth Capital Partners, LLC, dated September 26, 2008 (1)

3(i).1	Amended and Restated Certificate of Incorporation, as amended, as currently in effect (2)

3(i).2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation(2)

3(ii)	By-laws (2)

10.1	Pledge Agreement, dated as of November 15, 2000.(3)

10.2	Pledge Agreement, dated as of August 11, 2003.(3)

10.3	Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated August 11, 2003.(4)

10.4	Supplemental Deed to Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004.(4)

10.5	Revenue and Cost Allocation Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004.(4)

10.6	Exclusive Operating Right Agreement between Tsinghua Tongfeng Co., Ltd. and Beijing Tongfong Digital Education Technology Limited, dated June 15, 2005.(5)

10.7	Technical Service Agreement by and among ChinaCast Technology (Shanghai) Limited, the CCL Shareholders and ChinaCast Co., Ltd., dated November 15, 2000.(5)

10.8	Agreement to Acquire 80% of the holding company of the Foreign Trade Business College of Chongqing Normal University dated February 11, 2008 (6)

10.9	Acquisition Agreement, dated February 11, 2008, by and among ChinaCast Education Corporation, Yu Pei Information Technology (Shanghai) Limited and Beijing Heng Tai Jufu Investment Limited. (7)

Exhibit	Description

10.10	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Fir Tree Value Master Fund, L.P. and Fir Tree capital Opportunity Master Fund, L.P. (8)

10.11	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (8)

10.12	Letter Agreement, dated July 16, 2008, between ChinaCast Education Corporation and Capela Overseas Ltd. (9)

14.1	Chinacast Education Corporation Code of Business Conduct and Ethics For Employees, Officers and Directors (“Code of Ethics”)

21.1	List of Subsidiaries (2)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(5)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION
	By:	s/ Ron Chan Tze Ngon
Dated: March 16, 2009		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ron Chan Tze Ngon his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated March 16, 2009	By:	/s/ Ron Chan Tze Ngon
		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 16, 2009	By:	/s/ Antonio Sena
		Name:	Antonio Sena
		Title:	Chief Financial Officer and Secretary (Principal Financial Officer)

Dated March 16, 2009	By:	/s/ Yin Jianping
		Name:	Yin Jianping
		Title:	Director

Dated March 16, 2009	By:	/s/ Daniel Tseung
		Name:	Daniel Tseung
		Title:	Director

Dated March 16, 2009	By:	/s/ Justin Tang
		Name:	Justin Tang
		Title:	Director

Dated March 16, 2009	By:	/s/ Richard Xue
		Name:	Richard Xue
		Title:	Director

CHINACAST EDUCATION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION
We have audited the accompanying consolidated balance sheets of ChinaCast Education Corporation, its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, all expressed in Renminbi. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte Touche Tohmatsu CPA Ltd.
Beijing, China
March 16, 2009

CHINACAST EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	As of December 31,
	2007	2008	2008
	RMB	RMB	US$
Assets

Current assets:
Cash and cash equivalents	138,610	220,131	32,372
Term deposits	596,768	369,000	54,265
Accounts receivable, net of allowance of RMB148 in 2007 and RMBnil in 2008	35,316	32,581	4,791
Inventory	2,015	1,419	209
Prepaid expenses and other current assets	7,127	8,987	1,322
Amounts due from related parties	3,248	2,488	366

Total current assets	783,084	634,606	93,325
Non-current deposits	1,948	686	101
Property and equipment, net	11,107	283,982	41,762
Land use rights, net	—	121,783	17,909
Acquired intangible assets, net	21,781	31,330	4,607
Long-term investments	11,165	5,224	768
Non-current advances to related party	119,914	110,217	16,208
Goodwill	1,715	311,331	45,784

Total assets	950,714	1,499,159	220,464

Liabilities, minority interest, and shareholders’ equity

Current liabilities:
Accounts payable	13,027	11,467	1,686
Accrued expenses and other current liabilities	49,170	132,807	19,530
Deferred revenues	4,206	84,372	12,408
Amount due to related party	—	1,127	166
Income taxes payable	31,237	50,594	7,440
Current portion of long-term bank borrowings	—	20,000	2,941
Current portion of capital lease obligation	34	1,191	175
Other borrowings	—	1,097	161

Total current liabilities	97,674	302,655	44,507

Long-term bank borrowings	—	58,400	8,588
Capital lease obligation, net of current portion	—	1,323	194
Deferred tax liabilities	—	21,030	3,093
Unrecognized tax benefits	27,892	44,612	6,561

Total non-current liabilities	27,892	125,365	18,436

Total liabilities	125,566	428,020	62,943

Minority interest	20,512	44,579	6,556

CHINACAST EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS — continued
(In thousands, except share-related data)

	As of December 31,
	2007	2008	2008
	RMB	RMB	US$

Commitments and contingencies (Notes 15 and 23)

Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 27,292,641 and 35,648,251 shares issued and outstanding in 2007 and 2008, respectively)	21	27	4
Additional paid-in capital	768,844	948,352	139,464
Statutory reserve	16,087	28,117	4,134
Accumulated other comprehensive loss	(5,205)	(5,462)	(802)
Retained earnings	24,889	55,526	8,165

Total shareholders’ equity	804,636	1,026,560	150,965

Total liabilities, minority interest, and shareholders’ equity	950,714	1,499,159	220,464

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share-related data)

	For the years ended December 31,
	2006	2007	2008	2008
	RMB	RMB	RMB	US$
Revenues:
Service	125,556	148,903	257,126	37,813
Equipment	48,563	38,827	28,912	4,251

	174,119	187,730	286,038	42,064

Cost of revenues (including impairment loss on acquired intangible assets of RMB14,500 for 2008):
Service	(41,251)	(45,823)	(118,860)	(17,479)
Equipment	(48,139)	(39,678)	(29,122)	(4,283)

	(89,390)	(85,501)	(147,982)	(21,762)

Gross profit	84,729	102,229	138,056	20,302

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMBnil, RMB170 and RMB1,626 for 2006, 2007 and 2008, respectively)	(2,312)	(6,640)	(7,096)	(1,044)
General and administrative expenses (including share-based compensation of RMB1,181, RMB360 and RMB14,225 for 2006, 2007 and 2008, respectively)	(43,626)	(55,145)	(69,679)	(10,247)
Foreign exchange loss	(2,118)	(4,179)	(1,162)	(171)
Management service fee	11,623	18,035	6,463	951
Other operating income	—	—	37	5

Total operating expenses, net	(36,433)	(47,929)	(71,437)	(10,506)

Income from operations	48,296	54,300	66,619	9,796
Impairment loss on cost method investment	(13,270)	—	(8,500)	(1,250)
Gain on disposal of cost method investment	—	10,270	—	—
Interest income	8,302	20,156	19,462	2,862
Interest expense	(18)	(38)	(2,575)	(378)

Income before provision for income taxes, earnings in equity investments, and minority interest	43,310	84,688	75,006	11,030
Provision for income taxes	(12,299)	(21,263)	(24,381)	(3,586)

Net income before earnings in equity investments and minority interest	31,011	63,425	50,625	7,444
Earnings in equity investments	(914)	(1,155)	(441)	(65)
Minority interest	(5,833)	(3,242)	(7,517)	(1,106)

Income from continuing operations	24,264	59,028	42,667	6,273

Discontinued operations
Loss from discontinued operations, net of taxes of RMBnil for both 2006 and 2007	(2,250)	(139)	—	—
Minority interest in discontinued operations, net of taxes of RMBnil for both 2006 and 2007	(2,310)	(230)	—	—

Loss on discontinued operations	(4,560)	(369)	—	—

Net income	19,704	58,659	42,667	6,273

Net income per share
Basic	1.17	2.21	1.40	0.21

Diluted	1.00	2.10	1.39	0.20

Weighted average shares used in computation:
Basic	16,872,309	26,567,240	30,442,992	30,442,992

Diluted	19,731,999	27,975,731	30,691,742	30,691,742

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share-related data)

								(Accumulated			Accumulated other	Total
	Ordinary			Additional		Statutory		deficit) retained			comprehensive	shareholders’		Comprehensive
	Shares	Amount		paid-in capital		reserve		earnings			loss	equity		income
		RMB		RMB		RMB		RMB			RMB	RMB		RMB

Balance at January 1, 2006	16,657,872		13		493,306		6,533		(41,443)		(1,259)		457,150		—

Share-based compensation	—		—		947		—		—		—		947		—
Exercise of share options	984,429		1		7,784		—		—		—		7,785		—
Net income	—		—		—		—		19,704		—		19,704		19,704
Recapitalization in connection with the Share Exchange Transaction (Note 1)	5,498,401		4		151,517		—		—		—		151,521		—
Deemed distribution (Note 1)	—		—		(554)		—		—		—		(554)		—
Foreign currency translation adjustments	—		—		—		—		—		(1,503)		(1,503)		(1,503)
Statutory reserve	—		—		—		3,188		(3,188)		—		—		—

Balance at December 31, 2006	23,140,702		18		653,000		9,721		(24,927)		(2,762)		635,050		18,201

Share-based compensation	12,500		—		530		—		—		—		530		—
Net income	—		—		—		—		58,659		—		58,659		58,659
Recapitalization in connection with the Share Exchange Transaction (Note 1)	4,139,439		3		121,107		—		—		—		121,110		—
Capital distribution (Note 1)	—		—		(5,793)		—		—		—		(5,793)		—
Disposal of a subsidiary (Note 3)	—		—		—		(1,052)		1,052		—		—		—
Cumulative effect of the adoption of FIN 48 on January 1, 2007 (Note 21)	—		—		—		—		(2,477)		—		(2,477)		—
Foreign currency translation adjustments	—		—		—		—		—		(2,443)		(2,443)		(2,443)
Statutory reserve	—		—		—		7,418		(7,418)		—		—		—

Balance at December 31, 2007	27,292,641		21		768,844		16,087		24,889		(5,205)		804,636		56,216

Share-based compensation	—		—		15,851		—		—		—		15,851		—
Net income	—		—		—		—		42,667		—		42,667		42,667
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs of RMB5,938 (Note 18)	4,105,610		3		98,507		—		—		—		98,510		—
Share Offering, net of issuance costs of RMB11,440 (Note 16)	4,250,000		3		64,233		—		—		—		64,236		—
Refund of payment of tax liability assumed pursuant to the Share Exchange Transaction (Note 1)	—		—		917		—		—		—		917		—
Foreign currency translation adjustments	—		—		—		—		—		(257)		(257)		(257)
Statutory reserve	—		—		—		12,030		(12,030)		—		—		—

Balance at December 31, 2008	35,648,251		27		948,352		28,117		55,526		(5,462)		1,026,560		42,410

		US$	4	US$	139,464	US$	4,134	US$	8,165	US$	(802)	US$	150,965	US$	6,237

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2006	2007	2008	2008
	RMB	RMB	RMB	US$
Cash flows from operating activities:
Net income	19,704	58,659	42,667	6,273
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in continuing operations	5,833	3,242	7,517	1,106
Minority interest in discontinued operations	2,310	230	—	—
Depreciation and amortization	12,336	5,253	34,753	5,111
Share-based compensation	1,181	530	15,851	2,331
Provision for bad debts	111	—	—	—
Loss (gain) on disposal of property and equipment	7	—	(37)	(5)
Earnings in equity investments	914	1,155	441	65
Write-down of inventory	—	492	262	39
Impairment loss on cost method investment	13,270	—	8,500	1,250
Impairment loss on acquired intangible assets	—	—	14,500	2,132
Gain on disposal of cost method investment	—	(10,270)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,212)	3,117	1,927	283
Inventory	352	396	334	49
Prepaid expenses and other current assets	9,524	(3,486)	(1,566)	(230)
Non-current deposits	—	(1,968)	1,746	257
Amounts due from related parties	821	(665)	760	112
Accounts payable	5,776	(2,021)	(11,163)	(1,642)
Accrued expenses and other current liabilities	16,869	257	22,813	3,355
Deferred revenues	(2,908)	4,052	51,172	7,525
Amounts due to related parties	243	(134)	1,127	166
Income taxes payable	11,639	10,089	13,844	2,036
Deferred tax assets	173	172	—	—
Deferred tax liabilities	—	—	(2,266)	(333)
Unrecognized tax benefits	—	4,555	9,883	1,453

Net cash provided by operating activities	94,943	73,655	213,065	31,333

Cash flows from investing activities:
Purchase of cost investment	—	—	(3,000)	(441)
Repayment from amounts due from related parties	5,000	—	—	—
Advances to related party	—	(1,443)	(26,294)	(3,866)
Repayment from advances to related party	18,611	11,395	35,991	5,292
Return of deposit for purchase of equipment	3,800	—	—	—
Deposits for business acquisition	(10,000)	—	(19,000)	(2,794)
Return of deposit for business acquisition	10,000	—	19,000	2,794
Purchase of property and equipment	(1,301)	(2,690)	(56,351)	(8,287)
Purchase of subsidiaries, net of cash acquired (Note 4)	—	—	(465,507)	(68,457)
Term deposits	(169,123)	(153,847)	227,768	33,495
Disposal of cost method investment	—	12,000	—	—
Disposal of property and equipment	—	—	244	36
Acquisition of brand name usage right (Note 10)	—	(22,532)	—	—
Net cash spent on disposal of subsidiary (Note 3)	—	(9,113)	—	—

Net cash used in investing activities	(143,013)	(166,230)	(287,149)	(42,228)

Cash flows from financing activities:
Capital distribution (Note 1)	—	(5,793)	—	—
Net cash proceeds from the Share Exchange Transaction (Note 1)	196,247	—	—	—
Proceeds from Share Offering, net of issuance costs (Note 16)	—	—	64,236	9,447
Payment of expenses in connection with Share Exchange Transaction	—	(34,956)	—	—
Repayment of capital lease obligation	(160)	(147)	(1,302)	(192)
Other borrowings raised	—	—	5,998	882
Repayment of other borrowings	—	—	(11,501)	(1,691)
Repayment of advances from related parities	—	(4,251)	—	—
Exercise of share options	9,699	—	—	—
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs (Note 18)	—	—	98,510	14,487

Net cash provided by (used in) financing activities	205,786	(45,147)	155,941	22,933

CHINACAST EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands)

	For the years ended December 31,
	2006	2007	2008	2008
	RMB	RMB	RMB	US$

Effect of foreign exchange rate changes	(17)	(1,735)	(336)	(50)
Net increase (decrease) in cash and cash equivalents	157,699	(139,457)	81,521	11,988
Cash and cash equivalents at beginning of the year	120,368	278,067	138,610	20,384

Cash and cash equivalents at end of the year	278,067	138,610	220,131	32,372

Non-cash investing and financing activities:
Payable assumed in purchase of property and equipment	144	—	23,189	3,410
Inception of capital leases	—	—	3,784	556

Acquisition of subsidiaries:
Consideration paid	—	—	475,850	69,978
Consideration payable	—	—	4,150	610

Total	—	—	480,000	70,588

Assets acquired (including cash and cash equivalent of RMB10,343)	—	—	695,462	102,274
Liabilities assumed	—	—	(198,912)	(29,252)
Minority interest	—	—	(16,550)	(2,434)

	—	—	480,000	70,588

Disposal of subsidiaries:
Consideration:
Offset against payable	—	6,300	—	—
Addition to cost method investment	—	8,936	—	—

	—	15,236	—	—

Supplemental cash flow information:
Interest paid	18	38	4,951	729

Income taxes paid	1,314	7,865	3,846	566

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
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

As of December 31, 2008, CEC’s majority-owned subsidiaries and variable interest entities were as follows:

			Proportion of issued
	Date of	Place of	share/registered capital
	incorporation	incorporation	held by the Company
Name	or establishment	(or establishment)	Direct	Indirect	Principal activity

Subsidiary:

ChinaCast Communication Holdings Limited(“CCH”)	November 20, 2003	Bermuda	100.00%		Investment holdings

Subsidiary of CCH

ChinaCast Communication Network Company Ltd. (“CCN”)	April 8, 2003	British Virgin Islands	—	100.00%	Investment holdings

Subsidiary of CCN

ChinaCast Technology (BVI) Limited (“CCT BVI”)	June 18, 1999	British Virgin Islands	—	98.50%	Acts as a technology enabler in the satellite communication industry and investment holding company

Subsidiaries of CCT BVI

ChinaCast Technology (HK) Limited	October 4, 1999	Hong Kong	—	98.50%	Acts as a liaison office for the Company’s operation

ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”)	December 20, 2000	People’s Republic of China (“PRC”)	—	98.50%	Provision of technical services to related parties

Modern English Trademark Limited (“MET”)	March 9, 2007	British Virgin Islands	—	98.50%	Brand name usage right holdings

Yupei Training Information Technology Co., Ltd. (“YPSH”)	April 30, 2007	PRC	—	98.50%	Investment holdings

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
1.	ORGANIZATION AND PRINCIPAL ACTIVITIES — continued

			Proportion of issued
	Date of	Place of	share/registered capital
	incorporation	incorporation	held by the Company
Name	or establishment	(or establishment)	Direct	Indirect	Principal activity

Subsidiary of YPSH

Hai Lai Education Technology Limited (“Hai Lai”)	June 21, 2001	PRC	—	78.8%	Investment Holdings

Subsidiaries of Hai Lai

Foreign Trade and Business College of Chongqing Normal University (“FTBC”)	September 1, 2004	PRC	—	78.8%	Provision of accredited degree courses

Hai Yuen Company Limited (“Hai Yuen”)	July 30, 2007	PRC	—	78.8%	Provision of logistic services to FTBC

Variable interest entities:

ChinaCast Li Xiang Co., Ltd. (“CCLX”)	May 7, 2003	PRC	—	—	Provision of satellite broad band services

Subsidiaries of CCLX

Jiangsu English Training Technology Limited	February 28, 2007	PRC	—	—	Provision of English training services

ChinaCast Learning School	November 14, 2007	PRC	—	—	Provision of education services
Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast. Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the transaction consummated on December 22, 2006 (the “Share Exchange Transaction”), the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. For purposes of the preparation of the consolidated financial statements, the consummation date was designated as the effective date when 80.27% of the outstanding ordinary shares of ChinaCast were acquired by Great Wall and the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as minority interest for all the periods presented. In addition, shares and share-related data for all periods presented prior to the Share Exchange Transaction were retrospectively restated as if the ordinary shares had historically been authorized, issued, and outstanding under Great Wall’s capital structure.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
1.	ORGANIZATION AND PRINCIPAL ACTIVITIES — continued

The Share Exchange Transaction — continued

The net book value of acquired assets and liabilities pursuant to the Share Exchange Transaction was as follows:

RMB

Net assets acquired:
Cash	196,247
Other current assets	8
Note payable to related party	(4,292)
Income tax payable	(3,677)
Other payables and accrued expenses	(36,765)

Total considerations	151,521

During 2007, CEC acquired additional shares of ChinaCast by issuing shares of CEC and cash amounted to RMB5,793 to certain original ChinaCast shareholders and, as of July 11, 2007, CEC increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.

Reorganization of ChinaCast prior to the Share Exchange Transaction

PRC regulations restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. To comply with these regulations, a substantial portion of the Company’s satellite broadband business activities is conducted through CCLX, a variable interest entity established on May 7, 2003. ChinaCast and its majority-owned subsidiaries do not have legal ownership of CCLX which is licensed to provide value-added satellite broadband services in the PRC. CCLX is legally owned by ChinaCast Co., Ltd. (“CCL”) and Li Wei, a PRC citizen. The two parties contributed their own funds in an aggregate amount of Renminbi (“RMB”) 19,063 with no loans provided by ChinaCast or its majority-owned subsidiaries. Accordingly, the investment was reported as minority interest in the accompanying consolidated financial statements. Each of these investors is the related party of the Company acting as de facto agent for the Company. The Company is the primary beneficiary and absorbs 100% of the earnings or losses from CCLX. CCLX entered into various contractual arrangements with CCT Shanghai, including a technical services agreement to engage CCLX to provide the required satellite broadband services. In return, CCLX is required to pay CCT Shanghai fees for providing assistance to CCLX in the implementation of CCLX’s businesses and the supply for CCLX’s use, ancillary equipment together with certain associated software and technical documentation. As such, CCT Shanghai is entitled to receive fees in amount up to all of the net income of CCLX while it is obligated to fund the operating losses of CCLX. ChinaCast’s subsidiaries have also provided funding to CCLX totaling RMB10,388 through December 31, 2008 to finance the development of CCLX’s business operations.
     The following financial statement amounts and balances of ChinaCast’s variable interest entity, CCLX and its subsidiaries, are included in the accompanying consolidated financial statements as follows:

	As of December 31,
	2007	2008
	RMB	RMB
Total assets	77,885	54,712

Total liabilities	65,358	47,556

	For the years ended December 31,
	2006	2007	2008
	RMB	RMB	RMB
Revenues	97,138	106,429	130,020

Net loss	—	(6,130)	(5,372)

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
1.	ORGANIZATION AND PRINCIPAL ACTIVITIES — continued

Reorganization of ChinaCast prior to the Share Exchange Transaction — continued

There are no assets of the CEC and its majority-owned subsidiaries that serve as collateral for CCLX and the creditors of CCLX have no recourse to the general credit of CEC and its majority-owned subsidiaries.

CCL is determined to be a variable interest entity of ChinaCast because of ChinaCast’s variable interests in a technical service agreement with CCL through which ChinaCast receives service fees that approximate the returns of CCL’s Beijing branch (see Note 20) and non-current advances to CCL (see Note 25). Through the service agreement, CCL is redesigned so that all returns generated by its Beijing branch, accrue to the benefit of the Company who is not a holder of CCL’s equity investment at risk. Therefore, the return to holders of equity investment at risk in CCL is capped between CCL and the Company. The Company considered that the return under the service agreement and amounts advanced represent the Company maximum exposure to loss. CCL is not included in the accompanying consolidated financial statements because, based on ChinaCast’s involvements in the above arrangements, ChinaCast was not considered to the primary beneficiary of CCL.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). All amounts in the accompanying consolidated financial statements and notes are expressed in RMB. Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.8 was applied at December 31, 2008.

Certain accounts in the 2006 financial statements and the related notes have been retrospectively adjusted to reflect the effect of discontinued operations as described in Note 3.

(b)	Basis of consolidation

Following the Share Exchange Transaction (see Note 1), the consolidated financial statements include the financial statements of CEC, its subsidiaries and its variable interest entities. Prior to the Share Exchange Transaction, the consolidated financial statements include ChinaCast, its subsidiaries, and CCLX.

All significant inter-company transactions and balances were eliminated upon consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to noncontrolling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
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

Property and equipment are recorded at cost less accumulated depreciation. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Gains and losses from the disposal of property, plant and equipment are included in income from operations. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of property and equipment are as follows:

Buildings and structures	10~20 years
Teaching facilities and equipment	8~10 years
Satellite hub equipment	7 years
Computer equipment	5 years
Furniture and fixtures	5 years
Motor vehicles	5 years
Assets recorded under capital leases are amortized using the straight-line method over the lesser of the lease terms or in accordance with practices established for similar owned assets. Amortization of assets under capital leases is reported as depreciation expense.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(h)	Land use rights

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis.

(i)	Acquired intangible assets

Acquired intangible assets are initially measured based on their fair value. Distance learning service agreements with universities, training school operating right and brand name usage right are amortized on a straight-line basis over their expected useful economic lives. Customer relationship acquired is amortized using the accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated. Expected useful economic lives of acquired intangible assets are as follows:

Distance learning service agreements with universities	46 months
Training school operating right	10 years
Brand name usage right	10 years
Customer relationship	41 months
(j)	Impairment of long-lived assets

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

(k)	Goodwill

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(l)	Long-term investments

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

For investments in an investee over which the Company does not have significant influence and a controlling interest, the Company carries the investment at cost and recognizes as income any dividend received from distribution of the investee’s earnings.

The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

(m)	Revenue recognition

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(m)	Revenue recognition — continued

The Company established an English training service business line in the third quarter of 2007. The Company offers two types of services to students. Students can attend English classes with unlimited access within a certain period of time generally from 2 to 12 months. The other type of classes limits the number of times students can access within a certain period of time generally from 3 to 12 months. Tuition fees are non-refundable for both types of tuition services. Revenues from the unlimited access classes are recognized on a straight-line basis over the service period. Revenues from the limited access classes are deferred and recognized upon completion of the tuition period in the absence of records supporting the number of times students have attended during the tuition period.

Revenues from bachelor degree and diploma program offerings, representing tuition fees and accommodation and catering service income, are recognized on a straight-line basis over the service period.

Revenues from satellite communication related equipment and accessories are recognized once the equipment and accessories are delivered and accepted by customers.

Certain equipment sales contracts provide for customer warranty after the equipment is delivered and tested by the customer upon delivery of the equipment. The acceptance provisions state that if the equipment does not perform to the specifications provided by the Company, the customer has a warranty providing the customer with the right to return the equipment for a full refund or a replacement unit, or may require the Company to repair the equipment to perform up to the agreed upon specifications. The warrant provision expires one year from the date of delivery. The Company recognizes revenue upon delivery of the equipment. Warranty claims have not been significant historically and a reserve for warranty costs was not considered necessary at December 31, 2007 and 2008.

The Company presents revenue net of applicable business taxes and value added taxes, which totaled RMB19,027, RMB18,734 and RMB16,578 for the years ended December 31, 2006, 2007 and 2008, respectively of which RMB906, RMB64 and RMBnil were included in loss from discontinued operations, respectively.

Prepayment for services are deferred and recognized in subsequent periods as services are rendered.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
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

The Company uses RMB as its reporting currency. Balance sheet accounts are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains, and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

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

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents and term deposits of the Company included aggregate amounts of RMB137,568 and RMB567,590 at December 31, 2007, RMB219,194 and RMB369,000 at December 31, 2008, respectively, which were denominated in RMB.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(q)	Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, term deposits, and accounts receivable. The Company places its cash and cash equivalents and term deposits with financial institutions.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company evaluates allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

A summary of customers accounting for 10% or more of total net revenues was as follows:

	For the years ended December 31,
	2006	2007	2008
	RMB	RMB	RMB

Customers:
A	20,973	21,333	N/A
B	25,382	N/A	N/A
C	N/A	30,872	N/A

Two customers as of December 31, 2007 and four customers as of December 31, 2008 each accounted for 10% or more of the Company's accounts receivable balances, representing an aggregate of 25.7% and 55.4% of the Company's accounts receivable balances at December 31, 2007 and 2008, respectively.
Movement of allowance for doubtful accounts was as follows:

	Balance as of	Charge to		Balance as
	beginning of the year	expenses	Reductions	of end of the year
	RMB	RMB	RMB	RMB
2007	148	—	—	148
2008	148	—	148	—

(r)	Fair value of financial instruments

Financial instruments include cash and cash equivalents, term deposits, accounts receivable, amounts due from related parties, long-term investments, non-current advances to a related party, accounts payable, amount due to related party, bank and other borrowings, and capital lease obligation. The carrying amounts of cash and cash equivalents, term deposits, accounts receivable, accounts payable, amounts due from related parties, other borrowings, and amounts due to related parties approximate their fair value due to the short-term maturities of these instruments.

Long-term investments have no quoted market prices. The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. As set out in Note 11, one of the investments was impaired during 2008 based on a review by the Company which utilized and considered generally accepted valuation methodologies such as income approach and accordingly the carrying amounts of such investment approximate its fair value.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(r)	Fair value of financial instruments — continued

Non-current advances to a related party (Note 25) are non-interest bearing and unsecured. As there are no fixed repayment terms, the Company’s management considers that it is impracticable to estimate the fair value of the advances by using any of the appropriate valuation methods.

Bank borrowings and capital lease obligation bear a fixed rate of interest. Because the stated interest rate reflects the market rate, the carrying value of the bank borrowings and capital lease obligations approximates its fair value.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007, as detailed in Note 21.

(t)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the consolidated statements of shareholders’ equity and comprehensive income.

(u)	Net income per share

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(v)	Share-based compensation

The Company accounts for employee stock options under SFAS No. 123R, “Share-based Payment” issued by the FASB from the inception of the Company’s stock compensation plans. Compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period which is generally the vesting period, with a corresponding addition to paid-in capital.

(w)	Recently issued accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. The Company believes the adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a significant effect on its consolidated financial position or results of operations..

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
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(w)	Recently issued accounting pronouncements — continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transaction. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating whether the adoption of FSP 142-3 will have a significant effect on its consolidated financial position or results of operations.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
(w)	Recently issued accounting pronouncements — continued

At the November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). Because of the significant changes to the guidance on subsidiary acquisitions and subsidiary equity transactions and the increased use of fair value measurements as a result of SFAS No. 141R and SFAS No. 160, questions have arisen regarding the application of that accounting guidance to equity method investments. EITF 08-6 provides guidance for entities that acquire or hold investments accounted for under the equity method. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating whether the adoption of EITF 08-6 will have a significant effect on its consolidated financial position or results of operations.
3.	DISCONTINUED OPERATIONS

As of January 1, 2007, the Company had a 50% stake in Beijing Tongfang Digital Education Technology Limited (“Tongfang”) and Tongfang had a 51% stake in Beijing Tongfang Chuangxin Technology Limited (“Tongfang Chuangxin”). The Company considered Tongfang and Tongfang Chuangxin as subsidiaries due to the fact that the Company controlled the entities by having the majority voting rights in the board of directors of Tongfang who in turn holds a majority ownership interest in Tongfang Chuangxin. On February 9, 2007, the Company completed the transaction under a sale and purchase agreement with Tongfang Co. Limited to dispose all of its shareholding in Tongfang in return for a 17.85% interest in Tongfang Chuangxin. As part of the consideration for the sale, the Company offset its RMB6,300 payable to Tongfang Co. Limited against the sale proceeds. No significant gain or loss was reported as a result of the sale. Tongfang ceased to be a subsidiary of the Company and the Company has accounted for its investment in Tongfang Chuangxin amounting to RMB8,936 under the cost method of accounting thereafter.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
3.	DISCONTINUED OPERATIONS — continued
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

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations were as follows for the year ended December 31, 2006 and 2007:

	For the years
	ended December 31,
	2006	2007
	RMB	RMB
Revenues	15,570	1,096
Loss before provision of income taxes from discontinued operations	(2,250)	(139)
Provision for income taxes	—	—
Minority interest in discontinued operations	(2,310)	(230)
Loss from discontinued operations, net of tax	(4,560)	(369)
Net loss on discontinued operations per share — basic	(0.27)	(0.01)
Net loss on discontinued operations per share — diluted	(0.23)	(0.01)

All notes to the accompanying consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
4.	ACQUISITION

On April 11, 2008, YPSH, the Company’s subsidiary in the PRC, consummated the acquisition of an 80% interest in Hai Lai from Beijing Heng Tai Jufu Investment Limited (“Heng Tai”). Hai Lai holds the entire interest in FTBC and Hai Yuen. FTBC is a private college affiliated with Chongqing Normal University. The consideration for the acquisition was RMB480,000, of which RMB475,850 was paid during 2008. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price allocation was as follows:

		Amortization
	RMB	period

Cash	10,343
Other current assets	323
Non-current deposits	523
Property and equipment and land use rights	334,227	4-50 years
Intangible assets:
Customer relationship (allocated to the TUG as set out in Note 19)	40,329	41 months
Goodwill (allocated to the TUG as set out in Note 19)	309,717
Bank and other borrowings	(65,000)
Other current liabilities	(83,779)
Deferred tax liabilities	(23,296)
Long-term bank borrowings	(20,000)
Unrecognized tax benefits	(6,837)
Minority interest	(16,550)

Total	480,000

The Company performed the purchase price allocation for the acquisition after considering valuation analysis provided by a third party valuation firm. The valuation analysis utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market. The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
4.	ACQUISITION — continued

Pro forma

The following supplemental unaudited pro forma results of operations for the years ended December 31, 2007 and 2008 presented the acquisition as if it had occurred on January 1, 2007 and 2008. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated, or that may result in the future:

	For the years
	ended December 31,
	2007	2008
	RMB	RMB
	(unaudited)	(unaudited)

Revenues	273,019	316,335
Net income attributable to holders of ordinary shares	46,756	40,319
Net income per share — basic	1.76	1.32
Net income per share — diluted	1.67	1.31

5.	INVENTORY

Inventory, net consisted of the following:

	As of December 31,
	2007	2008
	RMB	RMB

Satellite communication related equipment and equipment accessories	2,015	1,419

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2007	2008
	RMB	RMB

Prepayments to suppliers	849	971
Deposit for project development	1,413	1,622
Accrued interest income	3,319	4,909
Value added tax recoverable	399	687
Others	1,147	798

Total	7,127	8,987

Other current assets primarily include staff advance, prepaid service fee and other miscellaneous prepayments.

7.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of December 31,
	2007	2008
	RMB	RMB

Rental deposits	1,948	166
Utilities deposits	—	270
Other deposits	—	250

Total	1,948	686

Rental deposits represented satellite rental deposit for ChinaCast satellite business operations and office rental deposits for the Company’s daily operations.

These deposits are classified as non-current deposits since they will not be refunded within one year.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2007	2008
	RMB	RMB

Buildings and structures	—	257,085
Teaching facilities and equipment	—	15,741
Satellite hub equipment	34,626	34,560
Computer equipment	14,725	13,574
Furniture and fixtures	1,252	13,973
Motor vehicles	1,589	3,993
Construction in progress	—	829

	52,192	339,755
Less: accumulated depreciation	(41,085)	(55,773)

Property and equipment, net	11,107	283,982

The Company leased a motor vehicle under a capital lease (see Note 15). The cost of the asset under the capital lease included in property and equipment was RMB787 as of December 31, 2007. Accumulated depreciation of the leased asset as of December 31, 2007 was RMB602. The Company disposed of the motor vehicle in 2008 and a gain of RMB220 on disposal was recorded as part of the other operating income in the consolidated statements of operations for the year.

The Company leased a computer information integration system under a capital lease (see Note 15). The cost of the capital lease included in buildings and structure and construction in progress was RMB3,618 and RMB166, respectively as of December 31, 2008. Accumulated depreciation of the leased assets as of December 31, 2008 was RMB120.

Total depreciation expense, including depreciation of the above leased assets, totaled RMB6,986, RMB4,055 and RMB16,565 for the years ended December 31, 2006, 2007 and 2008, respectively. Depreciation expense included in income from continuing operations was RMB6,654, RMB4,037 and RMB16,565 for the years ended December 31, 2006, 2007 and 2008, respectively, and that included in loss from discontinued operations was RMB332, RMB18 and RMBnil for the years ended December 31, 2006, 2007 and 2008, respectively.

As of December 31, 2008, buildings amounting to RMB75,357 were pledged by the Company to secure bank borrowings (see Note 14).

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
9.	LAND USE RIGHTS

On April 11, 2008, the Company acquired land use rights through an acquisition (see Note 4). The amount represents the land use rights situated in the PRC for a period of 40-50 years.

In 2008, amortization expense was RMB1,908. The Company expects to record amortization expense of RMB2,624, RMB2,624, RMB2,624, RMB2,624, RMB2,624 and RMB108,663 for 2009, 2010, 2011, 2012 ,2013 and 2014 and thereafter, respectively.

As of December 31, 2008, certain land use rights amounting to RMB75,675 were pledged to secure bank borrowings (see Note 14).

10.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of December 31,
	2007	2008
	RMB	RMB

Brand name usage right (included in the ELG as set out in Note 19)
Cost	22,532	22,532
Less: accumulated amortization	(751)	(3,004)
Less: impairment loss	—	(14,500)

	21,781	5,028

Customer relationship (included in the TUG as set out in Note 19)
Cost	—	40,329
Less: accumulated amortization	—	(14,027)

	—	26,302

Acquired intangible assets, net	21,781	31,330

On August 30, 2007, the Company acquired 100% of the outstanding registered capital of MET, in exchange for cash of RMB22,532 (US$3,000). MET has no asset or liability except for a 10-year exclusive brand name usage right. The acquisition was recorded as an intangible asset, which is being amortized on a straight-line basis over 10 years.

In 2007 and 2008, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB751 and RMB2,253, respectively.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
10.	ACQUIRED INTANGIBLE ASSETS, NET — continued

In 2008, the Company recognized an impairment loss of RMB14,500, which was charged to cost of revenues, on the brand name usage right, which relates to the Company’s English training service business operation. Despite the Company’s efforts to improve the operation, several internal and external factors have impacted, and are expected to continue to impact, the results of the operation. The Company performed the impairment assessment after considering a valuation analysis provided by a third party valuation firm. The valuation analysis utilized and considered generally accepted valuation methodologies such as income approach. The residual balance for the brand name usage right, RMB5,028, will be amortized over the remaining years on a straight-line basis. The Company will record amortization expenses of RMB580, RMB580, RMB580, RMB580, RMB580, RMB2,128 in 2009, 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

On April 11, 2008, the Company acquired a customer relationship through an acquisition (see Note 4). The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

In 2008, the Company recorded amortization expense in respect of the customer relationship amounting to RMB14,027. The Company will record amortization expenses in respect of the customer relationship of RMB14,027, RMB8,767 and RMB3,508 in 2009, 2010 and 2011, respectively.

In October 2005, CCT Shanghai acquired 50% of the outstanding registered capital of Tongfang, in exchange for a total consideration of RMB21,000. Through the acquisition, the Company acquired certain agreements with universities and a training school operating right. The Company recorded amortization expenses in respect of the agreements with universities and training school operating right amounting to RMB5,350 and RMB447 for the years ended December 31, 2006 and 2007, respectively. These amortization expenses were all included in discontinued operations because the related agreements and operating right were no longer recorded as the Company’s intangible assets following the disposal of Tongfang in February 2007 as detailed in Note 3.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
11.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

			Percentage	As of December 31,
Name of investment	Notes		of ownership	2007	2008
			%	RMB	RMB

Equity investments:
ChongQing ChinaCast Distance Learning Service Limited	(a	)	20	284	432
Guo You Communication Network Limited	(b	)	43	1,945	1,356

				2,229	1,788

Cost investments:
Chongqing Education Guarantee Co., Ltd.	(c	)	1.50	—	3,000
Tongfang Chuangxin	(d	)	17.85	8,936	436

Total				11,165	5,224

Notes:

(a)	In February 2004, the Company established ChongQing ChinaCast Distance Learning Service Limited (“ChongQing ChinaCast”) and invested a 20% ownership interest in ChongQing ChinaCast for RMB400. The Company has accounted for its investment in ChongQing ChinaCast under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest.

(b)	In March 2005, the Company established Guo You Communication Network Limited (“Guo You”) and invested a 43% ownership interest in Guo You for RMB4,300. The Company has accounted for its investment in Guo You under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
11.	LONG-TERM INVESTMENTS — continued
(c)	In November 2008, the Company established Chongqing Education Guarantee Co., Ltd. (“CQEG”) and invested a 1.50% ownership interest in CQEG for RMB3,000. The Company has accounted for its investment in CQEG under the cost method of accounting because the Company has no ability to exercise significant influence.

(d)	In 2008, during the course of the Company’s review of its investment in Tongfang Chuangxin, the Company assessed the recoverability of the carrying value of this investment which resulted in impairment losses of RMB8,500. The review utilized and considered generally accepted valuation methodologies such as income approach. These losses reflect the amounts by which the carrying value of this investment exceeded its estimated fair value determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of other income and losses in the consolidated statements of operations.

(e)	In June 2005, the Company acquired a 20% ownership interest in Beijing Dongshi-ChinaCast Education Technology Co., Ltd. (“Dongshi ChinaCast”) for RMB15,000. In view of its limited representation on the board of directors, the concentration of majority ownership among a group of other investors who operates Dongshi ChinaCast and the Company has assigned all of its voting rights to one of the other shareholders of Dongshi ChinaCast under certain circumstances, the Company has concluded that it cannot exercise significant influence over the operating and financial activities of Dongshi ChinaCast. Accordingly, the Company has accounted for its investment in Dongshi ChinaCast under the cost method of accounting.

In 2006, due to the unsatisfactory operating performance of Dongshi ChinaCast, the Company reviewed the recoverability of the carrying value of its investment in Dongshi ChinaCast which resulted in impairment losses of RMB13,270. These losses reflect the amounts by which the carrying value of this investment exceeded its estimated fair value determined by its estimated future discounted cash flows. The impairment loss was recorded as a component of other income and losses in the consolidated statements of operations in 2006. The Company had been actively looking for exist strategy regarding this cost method investment thereafter.

On August 30, 2007, the Company entered into an agreement to dispose of its 20% stake in Dongshi ChinaCast for a consideration of RMB12,000. The transaction was completed on October 9, 2007. As such, a gain of RMB10,270 on disposal of this cost method investment was recorded as a component of other income and losses in the consolidated statements of operations in 2007.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
12.	GOODWILL

RMB

Balance at January 1, 2007	3,538
Disposal of Tongfang	(1,595)
Exchange differences	(228)

Balance at December 31, 2007	1,715
Acquisition of Hai Lai	309,717
Exchange differences	(101)

Balance at December 31, 2008	311,331

The addition of goodwill in 2008 was primarily attributable of the acquisition of Hai Lai (See Note 4) and was allocated to TUG reporting segment (See Note 19). The Company performed goodwill impairment test annually which relied in part upon a valuation analysis for TUG provided by a third party valuation firm. The impairment tests utilized and considered generally accepted valuation methodologies such as income approach. Based on the impairment tests performed, no impairment charges were recognized in 2007 and 2008, respectively.

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2007	2008
	RMB	RMB

Accrued employee payroll and other compensation	1,803	9,636
Accrued professional fees	9,090	14,521
Advances from customers	1,799	5,837
Business taxes payable	33,414	40,966
Other taxes payable	503	942
Payable for acquired property and equipment	—	23,189
Consideration payable for the acquisition (Note 4)	—	4,150
Temporary receipt	—	25,255
Accommodation and utilities deposits received for student apartments	—	1,395
Government loans granted to students	—	2,454
Rentals payable	659	1,138
Other accrued expenses	1,902	3,324

Total	49,170	132,807

Temporary receipts represented the amount received from Heng Tai and, upon further request from Heng Tai, will be paid to certain former owners of Hai Lai.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
14.	BORROWINGS

As of December 31, 2008, the bank borrowings carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% to 20% per annum. All the bank borrowings were secured by pledge of certain land use rights and buildings in Hai Lai, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals.

The bank borrowings will be repayable within one year from December 31, 2008 under their respective original terms. In January, the Company has entered into an agreement with the relevant bank that effectively extends the maturity of a borrowing amounting to RMB58,400 to January 2010 and accordingly the borrowing was classified as a non-current liability.

In 2007 and 2008, interest cost capitalized was RMBnil and RMB2,376, respectively.

As of December 31, 2008, other borrowings carried interest at 10.125% per annum and will be repayable within one year.

15.	CAPITAL LEASE OBLIGATIONS

	As of December 31,
	2007	2008
	RMB	RMB

Capital lease obligation bearing an average interest rate of 5.5% per annum	34	—
Capital lease obligation bearing an average interest rate of 4.0% per annum	—	2,514

Total	34	2,514
Current portion of capital lease obligation	(34)	(1,191)

Non-current portion of capital lease obligation, less current portion	—	1,323

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
15.	CAPITAL LEASE OBLIGATIONS — continued

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2008 are as follows:

RMB

Year ending December 31,
2009	1,438
2010	1,438

Total minimum lease payments	2,876
Less: amount representing interest	(362)

Present value of net minimum lease payments	2,514
Less: current portion of capital lease obligation	(1,191)

Non-current portion capital lease obligation	1,323

The term of the capital lease entered into during 2008 is 3 years. Interest rate is fixed at the contract date.

16.	SHARE OFFERING

On September 26, 2008, the Company entered into an underwriting agreement, pursuant to which the Company agreed to issue and sell 4,250,000 shares of the Company’s common stock, par value $0.0001 per share (“Share Offering”), to the underwriter at an offering price per share of US$2.60. In addition, the Company also granted the underwriter an option to purchase up to an additional 637,500 shares to cover overallotments, if any, at the same price of US$2.60 per share. The Company also granted the warrants to the underwriter (“Underwriter Warrants”) to purchase 255,000 shares at an exercise price of US$3.15 per share.

The sale of the 4,250,000 shares of common stock was consummated on October 1, 2008 and the option for additional 637,500 shares to cover overallotments expired. Net proceeds to the Company from the Share Offering, after deducting underwriting discounts and commissions and offering expenses, were RMB64,236.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
17.	STOCK COMPENSATION PLANS

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
17.	STOCK COMPENSATION PLANS — continued

Pre-IPO Share Option Plan — continued

A summary of the share option activity under Pre-IPO Share Option Plan was as follows:

Weighted average
	Number of	exercise price
	option	S$	US$

Options outstanding at January 1, 2006	26,110,000	0.073	0.043
Granted	—	—	—
Exercised	26,110,000	0.073	0.043
Cancelled	—	—	—

Options outstanding at December 31, 2006	—	—	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at December 31, 2007	—	—	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at December 31, 2008	—	—	—

Options exercisable at December 31, 2008	—	—	—

The per share fair value of options as of March 29, 2004, the grant date was as follows:

Ordinary shares	S$0.2075 (US$0.123)

The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was S$5,144, S$nil and S$nil, respectively.

The fair value of each option granted is estimated on the date of grant using the Binomial method.

Option grants

Average risk-free rate of return	3.14%
Weighted average expected option life	10 years
Volatility rate	54%
Dividend yield	—

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
17.	STOCK COMPENSATION PLANS — continued

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

On July 11, 2007, CEC granted, under the 2007 Plan, 12,500 restricted shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75).

On January 11, 2008, CEC granted, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was granted 100,000 restricted shares of the Company’s common stock. All of the shares of restricted stock granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On January 11, 2008, CEC granted, under the 2007 Plan, 1,200,000 share options on the Company’s common stock to selected employees at no consideration. The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were/will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. Upon exercise of these share options, a total of 1,200,000 common stock will be issued. As of December 31, 2008, no such restricted shares or share options have been forfeited.

A summary of the share option activity under 2007 Plan was as follows:

	Number	Weighted average
	of option	exercise price
		US$
Options outstanding at January 1, 2007 and December 31, 2007	—	—
Granted	1,200,000	6.30
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2008	1,200,000	6.30

Options exercisable at December 31, 2008	401,000	6.30

     The per share fair value of options as of January 11, 2008, the grant date was as follows:

Ordinary shares	US$2.67 (RMB19.33)

     The aggregate intrinsic value of share options outstanding and exercisable as of December 31, 2008 was US$nil and US$nil, respectively.
Management used the Black Scholes Model to estimate the fair value of the share options on the grant date with the following assumptions:

Expected price volatility	37.6%
Risk-free interest rate	4.75%
Expected life	67 months
Expected dividends	—
Fair value of ordinary share at grant date	US$ 6.25

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
17.	STOCK COMPENSATION PLANS — continued

2007 Omnibus Securities and Incentive Plan (“2007 Plan”) — continued

In calculating the fair value of the options using the Black Scholes Model, the following major assumptions were used:
(1)	Volatility

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

(3)	Expected life

As the Company did not have sufficient historical exercise data, it estimated the expected life as the weighted average between the vesting term of the options and the original contractual term.

(4)	Dividend yield

The dividend yield was estimated by the Company based on its expected dividend policy over the expected life of the options.

(5)	Exercise price

The exercise price of the options was determined by the Company’s board of directors.

(6)	Fair value of underlying ordinary shares

The estimated fair value of the ordinary shares underlying the options as of the grant date was determined based on the closing price of the ordinary shares traded in NASDAQ Global Market as of the grant date.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
17.	STOCK COMPENSATION PLANS — continued

2007 Omnibus Securities and Incentive Plan (“2007 Plan”) — continued

The weighted average remaining contractual life is 9 years as of December 31, 2008.

Total share-based compensation expenses amounting to RMB530 and RMB15,851 were recognized for the years ended December 31, 2007 and 2008, respectively.

There was RMB19,096 of total unrecognized compensation expense related to nonvested restricted shares and share options as of December 31, 2008.

As of December 31, 2008, no other awards have been granted under the 2007 Plan.

18.	WARRANTS AND UNIT PURCHASE OPTIONS

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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
18.	WARRANTS AND UNIT PURCHASE OPTIONS — continued

In June and July 2008, the Company entered into agreements with Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (collectively, “Fir Tree”), Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (collectively, “Sherleigh”) and Capela Overseas Ltd. (“Capela”), (Fir Tree, Sherleigh and Capela, collectively, the “Warrantholders”), whereby the Company agreed to reduce the exercise price of the Warrants held by Fir Tree, Sherleigh and Capela from US$5.00 per share to US$4.25 per share. In connection with the reduction in the price of the Warrants, in June 2008, Fir Tree exercised in full an aggregate of 3,007,200 Warrants and Sherleigh exercised in full an aggregate of 411,882 Warrants. In July, Capela exercised in full an aggregate of 94,117 Warrants. As additional consideration for the Warrantholders exercising the Warrants in full as well as for the value of the Warrants, in June 2008 the Company issued 459,924 restricted shares of common stock of the Company to Fir Tree and 62,993 restricted shares of common stock of the Company to Sherleigh. In July, the Company issued 14,394 restricted shares of common stock of the Company to Capela.

In connection with the IPO, Great Wall issued, for $100, an “UPO” to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per unit. In addition, the warrants (“UPO Warrants”) underlying such units are exercisable at US$6.95 per share. In January 2008, the underwriters exercised the UPO to purchase 5,000 units.

There was no remeasurement required for these assumed Warrants and UPO because such assumption is part of the recapitalization in connection with the Share Exchange Transaction.

In connection with the Share Offering which was consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 Underwriter Warrants with a price of US$3.15 per share. The Underwriter Warrants will be exercisable for five years from the closing date of the Share Offering. There was no remeasurement required for these Underwriter Warrants since they do not provide for a net cash settlement.

As of December 31, 2008, there were 395,000 UPO, 10,000 UPO Warrants, 5,468,651 Warrants and 255,000 Underwriter Warrants outstanding.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
19.	SEGMENT INFORMATION

Since the acquisition of Hai Lai in April 2008, the Company has been organized as two business segments, the E-Learning and training service Group (“ELG”), encompassing all of the Company’s business operations before the acquisition and the Traditional University Group (“TUG”), offering bachelor and diploma programs to students in the PRC. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The following were details of the Company’s reportable segments:

	For the years ended December 31,
	2006	2007	2008
	RMB	RMB	RMB
Revenues from external customers:
ELG	174,119	187,730	202,840
TUG	—	—	83,198

	174,119	187,730	286,038

Additional analysis of revenues from ELG by product or service:
Service	125,556	148,903	173,928
Equipment	48,563	38,827	28,912

	174,119	187,730	202,840

Additional analysis of revenue from ELG by business lines:
Post secondary education distance learning	56,075	69,579	96,888
K-12 and content delivery	78,452	68,319	65,657
Vocational training, enterprise/government training and networking services	39,592	49,832	40,295

	174,119	187,730	202,840

Impairment loss on acquired intangible assets:
ELG	—	—	14,500
TUG	—	—	—

	—	—	14,500

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
19.	SEGMENT INFORMATION — continued

	For the years ended December 31,
	2006	2007	2008
	RMB	RMB	RMB
Depreciation and amortization:
ELG	12,336	5,253	5,595
TUG	—	—	29,158

	12,336	5,253	34,753

Share-based compensation:
ELG	1,181	530	15,851
TUG	—	—	—

	1,181	530	15,851

Impairment loss on cost method investment:
ELG	13,270	—	8,500
TUG	—	—	—

	13,270	—	8,500

Interest income:
ELG	8,302	20,156	19,305
TUG	—	—	157

	8,302	20,156	19,462

Interest expense:
ELG	18	38	227
TUG	—	—	2,348

	18	38	2,575

Provision for income taxes:
ELG	12,299	21,263	20,442
TUG	—	—	3,939

	12,299	21,263	24,381

Earnings in equity investments:
ELG	914	1,155	441
TUG	—	—	—

	914	1,155	441

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
19.	SEGMENT INFORMATION — continued

	For the years ended December 31,
	2006	2007	2008
	RMB	RMB	RMB
Income from operations:
ELG	48,296	54,300	42,475
TUG	—	—	24,144

	48,296	54,300	66,619

Total amount of income from operations agreed to consolidated statements of operations

Addition to property and equipment:
ELG	1,053	2,546	1,937
TUG	—	—	77,191

	1,053	2,546	79,128

	As of December 31,
	2007	2008
	RMB	RMB
Segment assets:
ELG	950,714	725,516
TUG	—	773,643

	950,714	1,499,159

Equity investments:
ELG	2,229	1,788
TUG	—	—

	2,229	1,788

Goodwill:
ELG	1,715	1,614
TUG	—	309,717

	1,715	311,331

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
19.	SEGMENT INFORMATION — continued

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

20.	MANAGEMENT SERVICE FEE

On November 15, 2000, CCT Shanghai, CCL and the investors of CCL entered into a technical service agreement (“CCL Technical Service Agreement”) pursuant to which CCT Shanghai provided CCL with certain technical services and ancillary equipment in connection with CCL’s satellite communication business, which was operated by a branch of CCL. As compensation, CCT Shanghai received a service fee that equaled the difference between total revenue less expenses of CCL’s Beijing branch as approved by CCT Shanghai.

Furthermore, the investors of CCL have pledged all the shares in CCL and, if certain events occurred, the entitlement to dividends and appropriations to CCT Shanghai to ensure the delivery of the service pursuant to the CCL Technical Service Agreement.

21.	INCOME TAXES

CEC was incorporated in the United States, and is subject to United States federal income taxes. CEC is not subject to New York State and New York City taxes since 2007. CEC did not derive any significant amount of income subject to such taxes after completion of the Share Exchange Transaction and accordingly, no significant tax provision is made in the consolidated statements of operations.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
21.	INCOME TAXES — continued

ChinaCast, CCN, CCT BVI and MET are exempted from income tax in Bermuda or British Virgin Islands where they were incorporated. In the opinion of management, CEC, ChinaCast, CCN and MET did not have income that was subject to income taxes in the PRC or other jurisdictions. CCT BVI’s deemed profit generated in the PRC is subject to the PRC income taxes, which were calculated at 33% of such deemed profit before 2008.

On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

CCT BVI constituted a Permanent Establishment (“PE”) in the PRC and the income generated from the PE is subject to the PRC income taxes, which are calculated at 25% tax rate for 2008.

CCT Shanghai was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning foreign-invested enterprises (“FIEs”) before 2008. Due to a tax preferential policy, as a FIE of a production nature established in Pudong New Area of Shanghai, CCT Shanghai was subject to an income tax rate of 15% before 2008.

In 2008, according to the new tax law, it provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. According to transitional rules published after the new income tax law, CCT Shanghai is now eligible to the phased-in rates, 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011, 25% in 2012 and thereafter.

CCLX was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning domestic enterprises before 2008. CCLX was subject to an effective income tax rate up to 4% on its revenues before 2008. The Beijing branch of CCLX was subject to an income tax rate of 33% before 2008.

In 2008, according to the new tax law, CCLX and its Beijing branch should file consolidated tax return of Enterprise Income Tax and be subject to an income tax rate of 25%.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
21.	INCOME TAXES — continued

On April 11, 2008, the Company consummated the acquisition of an 80% interest in Hai Lai. Hai Lai holds the entire interest in FTBC and Hai Yuen. Hai Lai was incorporated in the PRC and is subject to PRC income tax rate of 25% since 2008. FTBC and Hai Yuen were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on CCT BVI’s deemed profit generated in the PRC, the profit of CCT Shanghai, CCLX, Hai Lai, Hai Yuen and FTBC.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was RMB23,337 which included (a) a RMB3,134 adjustment to increase long term liability as a result of adopting FIN 48 with a corresponding increase in the beginning balance of accumulated deficit, and (b) a reclassification of RMB20,203 unrecognized tax benefits from current liabilities to long-term liabilities because the related payment is not anticipated within one year of the balance sheet date. The Company classifies interest and penalty as a component of income tax provisions. As of January 1, 2007, total amount of interest accrued as it related to unrecognized tax benefits was RMB5,628. For the years ended December 31, 2007 and 2008, RMB1,855 and RMB1,421 of interest related to unrecognized tax benefits were recorded as a net increase to income tax provisions respectively. As of December 31, 2007 and 2008, the total amounts of accrued interest were RMB7,483 and RMB9,153, respectively. As of December 31, 2008, the Company’s tax years from 2003 to 2008 remain open to audit in various taxing jurisdictions.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
21.	INCOME TAXES — continued

The following was a tabular reconciliation of total unrecognized tax benefits on the date of adopting FIN 48 through December 31, 2008:

RMB

As of the date of adoption	23,337
Gross increases for tax positions taken in prior period	5,812
Gross increases for tax positions taken during the year	900
Lapse of statue of limitations	(2,157)

As of December 31, 2007	27,892

Gross increases for tax positions taken in prior period	8,620
Gross increases for tax positions taken relating to subsidiaries acquired during the year	13,498
Lapse of statue of limitations	(5,398)

As of December 31, 2008	44,612

Based on management’s current understanding on the Company’s tax position, it is not expected changes in unrecognized tax benefits to be material in the next twelve months except for new acquisitions occur in the period, if any.

Income tax provision was summarized as follows:

	For the years ended December 31,
	2006	2007	2008
	RMB	RMB	RMB

Current taxes	12,126	16,536	21,490
Increase in FIN 48 unrecognized tax benefit balance	—	4,555	5,157
Deferred taxes:
Subsidiaries operating in PRC	173	172	(2,266)

Total provision for income taxes	12,299	21,263	24,381

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
21.	INCOME TAXES — continued

The principal components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2007	2008
	RMB	RMB

Current deferred tax assets:
Deferred operating expenses	3,188	4,290
Valuation allowance	(3,188)	(4,290)

Current deferred tax assets, net	—	—

Long-term deferred tax assets:
Net operating loss carry forwards	9,475	11,650
Capitalized expenses	—	1,105
Foreign tax credit	—	330
Impairment loss on cost method investment	—	2,125

Total long-term deferred tax assets	9,475	15,210
Valuation allowance	(9,475)	(15,210)

Long-term deferred tax assets, net	—	—

Long-term deferred tax liabilities:
Property, plant and equipment	—	3,752
Intangible assets	—	4,259
Land use rights	—	13,019

Total long-term deferred tax liabilities	—	21,030

The Company operates through multiple subsidiaries and variable interest entities and the valuation allowance is considered separately for each subsidiary and variable interest entity. A valuation allowance has been recognized for net operating losses carry forward of certain subsidiaries of the Company and CEC’s future deductible operating expenses, as cumulative losses create uncertainty about the realization of the tax benefits in future years. Net operating losses totaled RMB53,481 and RMB61,638 as of December 31, 2007 and 2008, respectively, which included RMB1,551 as of December 31, 2007 expiring on various dates from 2008 to 2012, RMB7,395 as of December 31, 2008 expiring on various dates from 2009 to 2013 and the remaining amounts will carry forward indefinitely. Where a valuation allowance was not recorded, the Company believes that it was more likely than not that the deferred taxes would be realized as it expects to generate sufficient taxable income in future.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
21.	INCOME TAXES — continued

The increase in valuation allowance from 2006 to 2007 mainly related to additional net operating losses and the increase from 2007 to 2008 mainly related to additional operating losses and impairment loss on cost method investment which the Company believes cannot generate future taxable income to recognize the income tax benefit.

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

A reconciliation of the statutory tax rates and the Company’s effective tax rate was as follows:

	For the years ended December 31,
	2006	2007	2008
	%	%	%

Statutory tax rate (Note)	15.0	15.0	25.0
Effect of non-deductible expenses	7.9	1.3	13.7
Effect of non-taxable income	—	(1.8)	—
Effect of different tax rates of subsidiaries and variable interest entities operating with difference tax regulations in PRC	4.7	4.8	(22.2)
Increase in FIN 48 unrecognized tax benefit balance	—	5.4	6.9
Changes in valuation allowance	0.8	0.4	9.1

Effective tax rates	28.4	25.1	32.5

Note:	The domestic tax rate in the jurisdiction where the operation of the Company is substantially based is used. On January 1, 2008, the new Chinese Enterprise Income Tax Law took effect and has applied a uniform tax rate of 25% to all “resident enterprises” in China, including foreign-invested enterprises.
If the reliefs in the form of preferential tax rates granted to CCT Shanghai, FTBC and Hai Yuen were not available, the provision for income taxes and net income per share for the years ended December 31, 2006, 2007 and 2008 would be as follows:

	For the years ended December 31,
	2006	2007	2008
	RMB	RMB	RMB
Provision for income taxes	6,184	15,707	8,866
Net income per share — basic	1.08	1.64	1.15
Net income per share — diluted	0.92	1.56	1.14

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
22.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

	For the years ended December 31,
	2006		2007		2008

Numerator used in basic and diluted net income per share:
Income from continuing operations	RMB	24,264	RMB	59,028	RMB	42,667
Loss on discontinued operations	RMB	(4,560)	RMB	(369)		—

Net income	RMB	19,704	RMB	58,659	RMB	42,667

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		16,872,309		26,567,240		30,442,992

Plus:
Incremental ordinary shares from assumed conversions of stock options (Note 17) and exercises of Warrants (Note 18)		2,859,690		1,408,491		248,750

Weighted average ordinary shares outstanding used in computing diluted net income per share		19,731,999		27,975,731		30,691,742

Net income per share — basic:
Income from continuing operations	RMB	1.44	RMB	2.22	RMB	1.40
Loss on discontinued operations	RMB	(0.27)	RMB	(0.01)		—

Net income	RMB	1.17	RMB	2.21	RMB	1.40

Net income per share — diluted:
Income from continuing operations	RMB	1.23	RMB	2.11	RMB	1.39
Loss on discontinued operations	RMB	(0.23)	RMB	(0.01)		—

Net income	RMB	1.00	RMB	2.10	RMB	1.39

For periods prior to the Share Exchange Transaction, the number of shares included in the income per share calculations has been retroactively restated to reflect the number of shares to which ex-ChinaCast shareholders, who made acceptances in the Offer, are entitled. In addition, the diluted net income per share calculations did not include the outstanding UPO, UPO Warrants and Underwriter Warrants (Note 18) since the effect is anti-dilutive.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
23.	COMMITMENTS AND CONTINGENCIES

Commitments
a)	Information usage and satellite platform usage operating lease commitment

The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangements for the years ended December 31, 2006, 2007 and 2008 were RMB18,225, RMB18,363 and RMB17,506, respectively. Operating lease for information usage is negotiated for one year and rentals are fixed for one year. The Company had no fixed commitment on satellite platform usage fee as the amount was payable to CCL calculated at 10% of the CCT BVI’s revenue generated during the period, net of business tax.

b)	Office premises operating lease commitment

Rental expense related to the Company’s non-cancellable office premises operating leases for the years ended December 31, 2006, 2007 and 2008 were RMB3,575, RMB6,692 and RMB 6,710, respectively.

As of December 31, 2008, future minimum lease commitments under the non-cancelable lease of the office premises were RMB4,121, RMB3,745, RMB1,351 and RMB51 in 2009, 2010, 2011 and 2012, respectively. These leases expire during 2012 and are renewable upon negotiation.
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

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
23.	COMMITMENTS AND CONTINGENCIES — continued

Contingencies — continued
b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “we will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in that offering vote in favor of it ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.
24.	MAINLAND CHINA CONTRIBUTION PLAN, EDUCATION DEVELOPMENT RESERVE AND PROFIT APPROPRIATION

Full time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions for such employee benefits were RMB1,730, RMB1,927 and RMB4,024 for the years ended December 31, 2006, 2007 and 2008, respectively.

Pursuant to laws applicable to entities incorporated in the PRC, the Company’s subsidiaries in the PRC must make appropriations from after-tax profit to non-distributable reserves. These reserves include one or more of the following: (i) a general reserve and (ii) an enterprise expansion reserve (iii) an education development reserve. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the enterprise expansion reserve appropriations are at the Company’s discretion; the education development reserve requires annual appropriations of 25% of after tax profit of private education entities (as determined under accounting principles generally accepted in the PRC at each year-end). These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. In 2006, 2007 and 2008, the Company made total appropriations of RMB3,188, RMB7,418 and RMB12,030, respectively and recorded in statutory reserve.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
25.	RELATED PARTY TRANSACTIONS

The Company has entered into a number of transactions with related parties. The balances and transactions with these related parties were as follows:
(a)	Transactions

The Company entered into the following transactions with related parties:

		For the years ended December 31,
Transactions	Notes	2006	2007	2008
		RMB	RMB	RMB

Service fee earned from CCL	(i )	11,623	18,035	6,463

Costs and expenses reimbursed to CCL	(ii)	1,164	735	—

Satellite platform usage fee to CCL	(iii)	6,184	6,291	6,033

Sales to
Chong Qing ChinaCast	(iv)	934	—	—
Guo You	(iv)	1,773	800	800
Wuhan Huashiyi ChinaCast Tele-Education Co., Ltd. (“Huashiyi”)	(v )	1,360	1,360	—

		4,067	2,160	800

Notes

(i)	The service fee was made at the agreed term of the CCL Technical Service Agreement (see Note 20). CCL is a company in which a principal shareholder and director of the Company, Mr. Yin Jian Ping, has over 10% interest.

(ii)	The costs and expenses were allocated from the Beijing branch of CCL based on the proportion of revenue generated and the agreement entered by the branch and the Company.

(iii)	The satellite platform usage fee was charged to CCT BVI.
(iv)	CCLX provided satellite related service or sold equipment and accessories to Chongqing ChinaCast and Guo You, which are the equity method investments of the Company (see Note 11).

(v)	CCLX provided satellite related service to Huashiyi, which is an equity method investment of CCL.

(vi)	During 2008, YPSH provided a temporary advance to CCL in November 2008 which was fully settled in December 2008.

CHINACAST EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands, except share-related data)
25.	RELATED PARTY TRANSACTIONS — continued

(b)	Balances

		Amounts due		Amounts due
		from related parties		to related parties
		As of December 31,		As of December 31,
	Notes	2007	2008	2007	2008
		RMB	RMB	RMB	RMB
Current amounts

ChongQing ChinaCast	(1)	34	34	—	—
Guo You	(1)	1,654	2,454	—	—
Huashiyi	(2)	1,560	—	—	—
Mr. Yin Jian Ping	(3)	—	—	—	1,127

		3,248	2,488	—	1,127

Non-current advances

CCL	(4)	119,914	110,217	—	—

Notes:

(1)	ChongQing ChinaCast and Guo You are the equity method investments of the Company (see Note 11). The balances arose from the provision of satellite related services, which are non-interest bearing, unsecured and payable on demand.

(2)	The amount due from Huashiyi comprised a loan advance, which was non-interest bearing, unsecured and payable on demand, and also a balance related to the provision of related services.

(3)	The balance relates to unpaid fees payable to Mr. Yin Jian Ping, a director of the Company.

(4)	The advances by the Company to CCL are for money spent on asset and expenses to build up the satellite business of CCL over the years. CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and its Beijing branch (collectively “Satellite Business”) will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company. Accordingly, the Company considers the advances are of the nature of a deemed investment in the Satellite Business.