Form 10-Q
period 2009-03-31
CHINACAST EDUCATION CORP
filed 2009-05-11
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period                      to
Commission File Number 000-50550

CHINACAST EDUCATION CORPORATION
(Exact Name of Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0178991 (I.R.S. Employer Identification Number)
10/F Xu Jie Mansion,
No. 29, Nanmofang Road,
Beijing, 100020, People’s Republic of China
(Address of Principal Executive Offices)
(8610) 6566-7788
(Issuer’s Telephone Number, Including Area Code)
Former Name If Applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 35,648,251 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of May [10], 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

			As of
	As of March 31,		December 31,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)
Assets

Current assets:
Cash and cash equivalents	12,944	88,021	220,131
Term deposits	73,927	502,700	369,000
Accounts receivable	6,902	46,934	32,581
Inventory	206	1,402	1,419
Prepaid expenses and other current assets	948	6,446	8,987
Amounts due from related parties	248	1,688	2,488

Total current assets	95,175	647,191	634,606
Non-current deposits	144	981	686
Property and equipment, net	41,149	279,813	283,982
Land use rights, net	17,814	121,133	121,783
Acquired intangible assets, net	4,006	27,239	31,330
Long-term investments	729	4,958	5,224
Non-current advances to a related party	15,338	104,295	110,217
Goodwill	45,784	311,333	311,331

Total assets	220,139	1,496,943	1,499,159

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	2,012	13,682	11,467
Accrued expenses and other current liabilities	18,950	128,862	132,807
Deferred revenues	7,537	51,254	84,372
Amount due to related party	124	838	1,127
Income taxes payable	7,960	54,128	50,594
Current portion of long-term bank borrowings	11,529	78,400	20,000
Current portion of capital lease obligation	200	1,358	1,191
Other borrowings	161	1,097	1,097

Total current liabilities	48,473	329,619	302,655

Non-current liabilities:
Long-term bank borrowings	—	—	58,400
Capital lease obligations, net of current portion	180	1,223	1,323
Deferred tax liabilities	2,999	20,392	21,030
Unrecognized tax benefits	6,846	46,555	44,612

Total non-current liabilities	10,025	68,170	125,365

Total liabilities	58,498	397,789	428,020

Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 35,648,251 and 35,648,251 shares issued and outstanding)	4	27	27
Additional paid-in capital	140,431	954,928	948,352
Statutory reserve	4,135	28,117	28,117
Accumulated other comprehensive loss	(920)	(6,258)	(5,462)
Retained earnings	11,060	75,208	55,526

Total ChinaCast Education Corporation shareholders’ equity	154,710	1,052,022	1,026,560

Noncontrolling interest	6,931	47,132	44,579

Total shareholders’ equity	161,641	1,099,154	1,071,139

Total liabilities and shareholders’ equity	220,139	1,496,943	1,499,159

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended March 31,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)
Revenues:
Service	10,891	74,062	40,205
Equipment	423	2,876	19,289

	11,314	76,938	59,494

Cost of revenues:
Service	(4,109)	(27,941)	(11,986)
Equipment	(417)	(2,838)	(19,105)

	(4,526)	(30,779)	(31,091)

Gross profit	6,788	46,159	28,403

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB840 and RMB1,281 for the three months ended March 31, 2009 and 2008, respectively)	(277)	(1,883)	(3,487)
General and administrative expenses (including share-based compensation of RMB5,736 and RMB7,834 for the three months ended March 31, 2009 and 2008, respectively)	(2,639)	(17,944)	(18,216)
Foreign exchange gain (loss)	25	169	(465)
Management service fee	142	967	798
Other operating income	74	505	—

Total operating expenses, net	(2,675)	(18,186)	(21,370)

Income from operations	4,113	27,973	7,033
Interest income	340	2,312	5,852
Interest expense	(214)	(1,453)	(4)

Income before provision for income taxes and loss in equity investments	4,239	28,832	12,881
Provision for income taxes	(930)	(6,325)	(3,859)

Income before loss in equity investments	3,309	22,507	9,022
Loss in equity investments	(39)	(266)	(408)

Net income	3,270	22,241	8.614
Less: Net income attributable to noncontrolling interest	(375)	(2,559)	(384)

Net income attributable to ChinaCast Education Corporation	2,895	19,682	8,230

Earnings per share

Net income attributable to ChinaCast Education Corporation per share
Basic	0.08	0.55	0.30

Diluted	0.08	0.55	0.29

Weighted average shares used in computation:
Basic	35,648,251	35,648,251	27,297,256

Diluted	35,648,251	35,648,251	28,292,257

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
											Accumulated other			Total
	Ordinary			Additional							comprehensive	Noncontrolling		stockholders'
	Shares	Amount		paid-in capital		Statutory Reserve		Retained earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2009	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139
Share-based compensation	—		—		6,576		—		—		—		—		6,576
Net income	—		—		—		—		19,682		—		2,559		22,241
Foreign currency translation adjustment	—		—		—		—		—		(796)		(6)		(802)

Balance at March 31, 2009	35,648,251		27		954,928		28,117		75,208		(6,258)		47,132		1,099,154

		US$	4	US$	140,431	US$	4,135	US$	11,060	US$	(920)	US$	6,931	US$	161,641

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the three months ended March 31,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)
Cash flows from operating activities:
Net income	3,270	22,241	8,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582	10,757	1,421
Share-based compensation	967	6,576	9,115
Loss in equity investments	39	266	408
Changes in assets and liabilities:
Accounts receivable	(2,107)	(14,328)	(18,869)
Inventory	3	17	22
Prepaid expenses and other current assets	373	2,541	(2,078)
Non-current deposits	(43)	(295)	837
Amounts due from related parties	118	800	(200)
Accounts payable	326	2,215	6,300
Accrued expenses and other current liabilities	(320)	(2,178)	3,345
Deferred revenues	(4,870)	(33,118)	798
Amount due to related party	(43)	(289)	—
Income taxes payable	520	3,534	3,210
Deferred taxes liabilities	(94)	(638)	—
Unrecognized tax benefits	285	1,943	124

Net cash provided by operating activities	6	44	13,047

Cash flows from investing activities:
Advance to related party	(2,941)	(20,000)	—
Repayment from advance to related party	3,812	25,922	8,817
Purchase of property and equipment	(643)	(4,377)	(642)
Term deposits	(19,662)	(133,700)	(24,308)

Net cash used in investing activities	(19,434)	(132,155)	(16,133)

Cash flows from financing activities:
Exercise of warrants	—	—	347
Repayment of capital lease obligations	—	—	(33)

Net cash provided by financing activities	—	—	314

Effect of foreign exchange rate changes	—	1	(24)
Net decrease in cash and cash equivalents	(19,428)	(132,110)	(2,796)
Cash and cash equivalents at beginning of the period	32,372	220,131	138,610

Cash and cash equivalents at end of the period	12,944	88,021	135,814

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share-related data)

1.	BASIS OF PREPARATION
The accompanying unaudited condensed consolidated financial statements of ChinaCast Education Corporation (“CEC”, formerly Great Wall Acquisition Corporation (“Great Wall”)) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of the management of CEC, the accompanying unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements, and these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results expected for any subsequent interim period or for CEC’s fiscal year ending December 31, 2009.

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been using the same accounting policies used in the preparation of the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except for the following additional accounting policies:

(1) Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.

Effective January 1, 2009, the Company adopted SFAS 160. The adoption did not impact the condensed consolidated financial statements for the quarter ended March 31, 2009, except for the presentation and disclosure requirements affecting all periods presented including (a) the noncontrolling interest has been reclassified to equity, (b) consolidated net income or loss has been adjusted to include the net income or loss attributable to the noncontrolling interest, (c) consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributable to the noncontrolling interest and (d) for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest.

(2) Adoption of SFAS No. 141(R), “Business Combinations”.

Effective January 1, 2009, the Company adopted SFAS 141(R). The adoption of SFAS No. 141(R) did not have a significant effect on its consolidated financial statements for the quarter ended March 31, 2009.

Convenience Translation
Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.8 to US$1 was applied as of March 31, 2009. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

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
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 will be effective on April 1, 2009. FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 107-1 and APB 28-1 will have a significant effect on its consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 will be effective on April 1, 2009. FAS 115-2 and FAS 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 115-2 and FAS 124-2 will have a significant effect on its consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 will be effective on April 1, 2009 and will be applied prospectively. FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 157-4 will have a significant effect on its consolidated financial position or results of operations.

3.	ACQUISITION
On April 11, 2008, Yupei Information Technology Co., Ltd, the Company’s subsidiary in the People’s Republic of China (the “PRC”), consummated the acquisition of an 80% interest in Hai Lai Education Technology Limited (“Hai Lai”) from Beijing Heng Tai Jufu Investment Limited. Hai Lai holds the entire interest in the Foreign Trade and Business College of Chongqing Normal University (“FTBC”) and Hai Yuan Company Limited (“Hai Yuan”). FTBC is a private college affiliated with Chongqing Normal University. The consideration for the acquisition was RMB480,000, of which RMB475,850 was paid during 2008. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price allocation was as follows:

		Amortization
	RMB	period
Cash	10,343
Other current assets	323
Non-current deposits	523
Property and equipment and land use rights	334,227	4-50 years

Intangible assets:
Customer relationship	40,329	41 months
Goodwill	309,717
Bank and other borrowings	(65,000)
Other current liabilities	(83,779)
Deferred tax liabilities	(23,296)
Long-term bank loans	(20,000)
Unrecognized tax benefits	(6,837)
Minority interest	(16,550)

Total	480,000

The Company performed the purchase price allocation for the acquisition after considering a valuation analysis provided by a third party valuation firm. The valuation analysis utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market. The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

4.	NON-CURRENT DEPOSITS
Non-current deposits consisted of the following:

	As of March 31,	As of December 31,
	2009	2008
	RMB	RMB
Rental deposits	461	166
Utilities deposits	270	270
Other deposits	250	250

Total	981	686

Rental deposits represented office rental deposits for the Company’s daily operations. These deposits are classified into non-current deposits since they will not be refunded within one year.

5.	COMPREHENSIVE INCOME
The components of comprehensive income for the periods presented were as follows:

	For the three months ended March 31,
	2009	2008
	RMB	RMB
Net income	22,241	8,614
Foreign currency translation adjustment	(802)	(183)

Comprehensive income	21,439	8,431
Comprehensive income attributable to noncontrolling interest	(2,553)	(384)

Comprehensive income attributable to ChinaCast Education Corporation	18,886	8,047

6.	ACQUIRED INTANGIBLE ASSETS, NET
Acquired intangible assets, net consisted of the following:

	As of March 31,	As of December 31,
	2009	2008
	RMB	RMB
Brand name usage right
Cost	22,532	22,532
Less: Accumulated amortization	(3,149)	(3,004)
Less: Impairment loss	(14,500)	(14,500)

	4,883	5,028

Customer relationship
Cost	40,329	40,329
Less: Accumulated amortization	(17,973)	(14,027)

	22,356	26,302

Acquired intangible assets, net	27,239	31,330

On August 30, 2007, the Company acquired 100% of the outstanding registered capital of Modern English Trademark Limited (“MET”), in exchange for cash of RMB22,532 (US$3,000). MET has no assets or liabilities except for a 10-year exclusive brand name usage right. The acquisition was recorded as an intangible asset, which is being amortized on a straight-line basis over 10 years. In 2008, an impairment loss amounting to RMB14,500 was recorded in relation to this brand name usage right.

For the three months ended March 31, 2009, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB145. The Company will record amortization expenses in respect of brand name usage right of RMB435, RMB580 RMB580, RMB580, RMB580 RMB2,128 in 2009, 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

On April 11, 2008, the Company acquired a customer relationship through an acquisition (see Note 3). The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

For the three months ended March 31, 2009, the Company recorded amortization expense in respect of the customer relationship amounting to RMB3,946. The Company will record amortization expenses in respect of the customer relationship of RMB10,081, RMB8,767 and RMB3,508 in 2009, 2010 and 2011, respectively.

7.	STOCK COMPENSATION PLAN

Under the 2007 Omnibus Securities and Incentive Plan (“2007 Plan”) adopted in May 2007, the Company may grant any awards to eligible participants, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

On July 11, 2007, the Company granted, under the 2007 Plan, 12,500 ordinary shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75).

On January 11, 2008, the Company granted, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was granted 100,000 restricted shares of the Company’s common stock. All of the shares of restricted stock granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On January 11, 2008, the Company granted, under the 2007 Plan, 1,200,000 share options on the Company’s common stock to selected employees at no consideration. The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were/will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. Upon exercise of these share options, a total of 1,200,000 common stock will be issued. As of March 31, 2009, no restricted shares or share options have been forfeited.

A summary of the share option activity under 2007 Plan was as follows:

	Number	Weighted average
	of option	exercise price
		US$
Options outstanding at January 1, 2007 and December 31, 2007	—	—
Granted	1,200,000	6.30
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2008	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at March 31, 2009	1,200,000	6.30

Options exercisable at March 31, 2009	802,000	6.30

The per share fair value of options as of January 11, 2008, the grant date was as follows:

Ordinary shares	US$2.67 (RMB19.33)

The aggregate intrinsic value of share options outstanding and exercisable as of March 31, 2009 was US$nil and US$nil, respectively.
The weighted average remaining contractual life is 8.75 years as of March 31, 2009.

Total share-based compensation expenses amounting to RMB6,576 and RMB9,115 were recognized for the three-month periods ended March 31, 2009 and 2008, respectively.

There was RMB12,577 of total unrecognized compensation expense related to nonvested restricted shares and share options as of March 31, 2009.

As of March 31, 2009, no other awards have been granted under the 2007 Plan.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on January 1, 2007. During the three months ended March 31, 2009, the unrecognized tax benefits increased from RMB44,612 to RMB46,555.

9.	NET INCOME ATTRIBUTABLE TO CHINACAST EDUCATION CORPORATION PER SHARE
Reconciliation of the basic and diluted net income attributable to ChinaCast Education Corporation per share is as follows:

	For the three months ended March 31,
	2009		2008
Numerator used in basic and diluted net income attributable to ChinaCast Education Corporation per share:
Income attributable to holders of ordinary shares	RMB	19,682	8,230

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income attributable to ChinaCast Education Corporation per share		35,648,251	27,297,256

Plus:
Incremental ordinary shares from assumed exercises of Warrants (Note 11)		—	995,001

Weighted average ordinary shares outstanding used in computing diluted net income attributable to ChinaCast Education Corporation per share		35,648,251	28,292,257

Net income attributable to ChinaCast Education Corporation per share—basic:	RMB	0.55	0.30

Net income attributable to ChinaCast Education Corporation per share—diluted:	RMB	0.55	0.29

The diluted net income attributable to ChinaCast Education Corporation per share calculations for three month ended March 31, 2009 have not included the outstanding unit purchase option (the “UPO”) or the related warrants (Note 11) since the effect is anti-dilutive.

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

The Company’s chief operating decision maker is the Chief Executive Officer. The following were details of the Company’s reportable segments:

	For the three months ended March 31,
	2009	2008
	RMB	RMB
Revenues from external customers:
ELG	47,195	59,494
TUG	29,743	—

	76,938	59,494

Additional analysis of revenues from ELG by product or service:
Service	44,319	40,205
Equipment	2,876	19,289

	47,195	59,494

Additional analysis of revenue from ELG by business lines:
Post secondary education distance learning	25,829	22,758
K-12 and content delivery	16,219	15,862
Vocational training, enterprise/government training and networking services	5,147	20,874

	47,195	59,494

Income from operations:
ELG	17,055	7,033
TUG	10,918	—

	27,973	7,033

	As of March	As of December
	31, 2009	31, 2008
	RMB	RMB
Segment assets:
ELG	744,387	725,516
TUG	752,556	773,643

	1,496,943	1,499,159

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three months ended March 31, 2009.

Four customers as of March 31, 2009 and four different customers as of December 31, 2008 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 53.9% and 55.4% of the Company’s accounts receivable balance at March 31, 2009 and December 31, 2008, respectively.

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

In June and July 2008, the Company entered into agreements with Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (collectively, “Fir Tree”), Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (collectively, “Sherleigh”) and Capela Overseas Ltd (“Capela”), (Fir Tree, Sherleigh and Capela, collectively, the “Warrantholders”), whereby the Company agreed to reduce the exercise price of the Warrants held by Fir Tree, Sherleigh and Capela from US$5.00 per share to US$4.25 per share. In connection with the reduction in the price of the Warrants, in June 2008, Fir Tree exercised in full an aggregate of 3,007,200 Warrants and Sherleigh exercised in full an aggregate of 411,882 Warrants. In July, Capela exercised in full an aggregate of 94,117 Warrants. As additional consideration for the Warrantholders exercising the Warrants in full as well as for the value of the Warrants, in June 2008 the Company issued 459,924 restricted shares of common stock of the Company to Fir Tree and 62,993 restricted shares of common stock of the Company to Sherleigh. In July, the Company issued 14,394 restricted shares of common stock of the Company to Capela.

All the outstanding Warrants expired in March 2009.

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

As of March 31, 2009, there were 395,000 UPO units, 10,000 UPO Warrants and 255,000 Underwriter Warrants outstanding.

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
On April 13, 2009, the Company announced that it has signed a Memorandum of Understanding to acquire a 100% interest in the holding company of a private, accredited university located in Southwestern China. The acquisition will be subject to the completion of the required audited financials and other customary closing conditions.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statement
Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into post-secondary brick and mortar education market; expectations for E-learning and training services the PRC; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s education market; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects”, “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.
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
Critical Accounting Policies
For summary of the critical accounting policies and the significant judgments and estimates made on the part of the management, see item 7 of Form 10-K for the year ended December 31, 2008 filed by the Company on March 16, 2009. The following are accounting policies that were either new or were adopted during the three months ended March 31, 2009.
(1) Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.
Effective January 1, 2009, we adopted SFAS 160. The adoption did not impact the condensed consolidated financial statements for the quarter ended March 31, 2009, except for the presentation and disclosure requirements affecting all periods presented including (a) the noncontrolling interest has been reclassified to equity, (b) consolidated net income or loss has been adjusted to include the net income or loss attributable to the noncontrolling interest, (c) consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributable to the noncontrolling interest and (d) for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest.
(2) Adoption of SFAS No. 141(R), “Business Combinations”.
Effective January 1, 2009, the Company adopted SFAS 141(R). The adoption of SFAS No. 141(R) did not have a significant effect on our consolidated financial statements for the quarter ended March 31, 2009.

Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. CCL’s registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.8RMB at March 31, 2009 for the three months ended March 31, 2009.
Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008. The revenue of the Company for the three months ended March 31, 2009 amounted to RMB76.9 million (US$11.3 million) representing an increase of 29.3%over the revenue of the corresponding period in 2008. The increase was mainly due to the acquisition of Hai Lai, which forms the TUG, in the second quarter of 2008.
Revenue of the ELG amounted to RMB47.2 million (US$6.9 million) for the three months ended March 31, 2009, as compared to revenue of RMB59.5 of the ELG for the three months ended March 31, 2008. Service income, mainly of a recurring nature amounted to RMB44.3 million (US$6.5 million) for the three months ended March 31, 2009, compared to RMB40.2 million in the same period in 2008. Equipment sales, mainly project based, amounted to RMB2.9 million (US$0.4 million) for the three months ended March 31, 2009, against RMB19.3 million during the same period last year. The following table provides a summary of the ELG’s revenue by business lines:

			Three Months
			Ended
	Three Months ended		March 31,
	March 31, 2009		2008
(millions)	US$	RMB	RMB
Post secondary education distance learning	3.8	25.9	22.8
K-12 and content delivery	2.4	16.2	15.9
Vocational training, enterprise / government training and networking and English training services	0.7	5.1	20.9
Total ELG revenue	6.9	47.2	59.5
Net revenue from post secondary education distance learning services increased from RMB22.8 million in the three months ended March 31, 2008 to RMB25.9 million (US$3.8 million) in three months ended March 31, 2009. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students, increased to 135,000 at September 30, 2008 from 127,000 at the end of March 31, 2008. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business increased slightly by approximately 1.9% from RMB15.9 million for the three months ended March 31, 2008 to RMB16.2 million (US$2.4 million) for the three months ended March 31, 2009. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.
Net revenue from vocational and career training services, enterprise government training and networking and English training services decreased from RMB20.9 million during the three months ended March 31, 2008 to RMB5.1 million (US$0.7 million) during the three months ended March 31, 2009. The changes were mainly due to fluctuations in equipment sales, the nature of which is not recurring and the change of the business model in English training service. Equipment sales included in the revenue of this business line amounted to RMB2.9 million (US$0.4 million) for the three months ended March 31, 2009, against RMB19.3 million during the same period last year.
TUG was newly established in the second quarter of 2008 after the acquisition of Hai Lai, and its revenue amounted to RMB 29.7 million (US$4.4 million) in the three months ended March 31, 2009. FTBC had approximately 11,000 students and generated RMB26.1 million (US$3.8 million) tuition revenue in the first quarter of 2009. Other revenue of TUG, which comprises mainly accommodation and catering revenue, amounted to RMB3.6 million (US$0.5 million).
Cost of sales of the Company decreased by 1.0% from RMB31.1 million during the first quarter of 2008 to RMB30.8 million (US$4.5 million) during the first quarter of 2009. The decrease was due to the reduction in equipment sales, which was offset by the addition of the cost of sales of the TUG.
ELG’s cost of materials decreased from RMB19.1 million during the first quarter of 2008 to RMB2.8 million (US$0.4 million) during the first quarter of 2009. The changes were mainly due to fluctuations in equipment sales. The cost of service for the ELG amounted to RMB9.4 million (US$1.4 million) for the three months ended March 31, 2009, as compared to RMB12.0 million in the same period in 2008. The decrease in the first quarter of 2009 as compared to the same period of 2008 was mainly due to the change of the business model in English training service.
TUG’s cost amounted to RMB18.6 million (US$2.7 million) for the three months ended March 31, 2009, which comprises payroll to teaching staff, depreciation and amortization expense in relation to the intangible asset.
ELG’s gross profit margin increased by 26.6 percentage points, from 47.7% in the first quarter of 2008 to 74.3% in the first quarter of 2009. The increase was due to the decrease in equipment sales, which has a low margin and the increase in post secondary distance learning education revenue. TUG’s gross profit margin was 37.3% for the first quarter of 2009.
For the three months ended March 31, 2009, the Company received a management service fee of RMB1.0 million (US$0.1 million), as compared to RMB0.8 million during the three months ended March 31, 2008. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company. The increase in management fee was mainly due to the reduction in expenses in CCLBJ.
Selling and marketing expenses decreased from RMB3.5 million in the first quarter of 2008 to RMB1.9 million (US$0.3 million) in the first quarter of 2009. The decrease was due to the reduction in selling and marketing activities of the English training division after its change of the business model since 2008 as described in MD&A in the Form 10-K for the year ended December 31, 2008. Share-based compensation included in selling and marketing expenses also decreased from RMB1.3 million in the first quarter of 2008 to RMB0.8 million in the first quarter of 2009.

General and administrative expenses increased slightly by 1.5% to RMB17.9 million (US$2.6 million) in the three months ended March 31, 2009 from RMB18.2 million during the three months ended March 31, 2008. The TUG incurred a general and administrative expense of RMB1.3 million (US$0.2 million) in the first quarter of 2009. Share-based compensation included in general and administrative expenses decreased from RMB7.8 million in the first quarter of 2008 to RMB5.7 million (US$0.8 million) in the first quarter of 2009.
The Company has foreign exchange gain of RMB0.2 million (US$0.03 million) for the first quarter of 2009 compared to a loss of RMB0.5 million during the first quarter of 2008. The change was a result of stabilization of the change in the RMB/US exchange rate and the reduction of the Company’s holding in US dollars.
Interest income decreased from RMB5.9 million in the first quarter of 2008 to RMB 2.3 million (US$0.3 million) in the first quarter of 2009. The decrease in the first quarter of 2009 was due to the reduction in interest rate as well as a lower amount of the Company’s term deposits.
Overall, profit before income tax and loss in equity investments increased from RMB12.9 million in the three months ended March 31, 2008 to RMB28.8 million (US$4.2 million) in the three months ended March 31, 2008, an increase of 123.3%. The increase was mainly due the TUG, which contributed RMB9.0 million (US$1.3 million) to the profit before income tax and loss in equity investments.
The Company recorded a loss in equity investments amounted to RMB0.3 million (US$0.04 million) in the first quarter of 2009 compared to a loss of RMB0.4 million in the first quarter of 2008.
Income taxes increased by 61.5% from RMB3.9 million in the first quarter of 2008 to RMB6.3 million (US$0.9 million) in the first quarter of 2009. The increase was due to the increase in business and the newly acquired TUG.
Noncontrolling interest amounted to RMB2.6 million (US$0.4 million) for the three months ended March 31, 2009 as compared to RMB0.4 million for the three months ended March 31, 2008. The increase in minority interest in 2009 was mainly due to the acquisition of Hai Lai, in which there is a 20% minority stake.
Net income attributable to the Company increased by 139.1% to RMB19.7 million (US$2.9 million) in the three months ended March 31, 2009 from RMB8.2 million in the three months ended March 31, 2008. The increase was mainly due to the increase in business and the newly acquired TUG.
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

Liquidity and Capital Resources
The following is a summary of the key items from the consolidated balance sheets.

			As of
	As of		December 31,
	March 31, 2009		2008
(millions)	RMB	US$	RMB
Cash and cash equivalents	88.0	12.9	220.1
Term deposits	502.7	73.9	369.0
Subtotal	590.7	86.8	589.1
Accounts receivable	46.9	6.9	32.6
Inventory	1.4	0.2	1.4
Prepaid expenses and other current assets	6.4	0.9	9.0
Total current assets	647.2	95.2	634.6
Non-current advances to a related party	104.3	15.3	110.2
Total assets	1,496.9	220.1	1,499.2
Cash and cash equivalents balances decreased from RMB220.1 million as at December 31, 2008, to RMB88.0 million (US$12.9 million) as at March 31, 2009. The decrease of approximately 60.0% was mainly because of transfer to fixed deposits.
There was net cash generated from operating activities of RMB0.04 million (US$0.01 million) in the three months ended March 31, 2009 as compared to net cash from operating activities of RMB13.0 million in the three months ended March 31, 2008. In the first quarter of 2009, there was the increase in account receivable in the current period and a considerable part of the revenue recognized, in particular the revenue of the TUG, was received in previous periods. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.
Net cash used in investment activities in the first three months of 2009 was RMB132.2 million (US$19.4 million), mainly reflecting the transfer from term deposit of RMB133.7 million (US$19.7 million). For the three months ended March 31, 2008, transfer from term deposit amounted to RMB24.3 million.
Net cash provided by financing activities in the first three months of 2009 was RMBnil.
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
Total assets at March 31, 2009 amounted to RMB1,496.9 million (US$220.1 million), a reduction of 0.1%, when compared to the total assets amounting to RMB1,499.2 million at December 31, 2008. Total current assets increased by 2.0% to RMB647.2 million.
Accounts receivable increased from RMB32.6 million as at December 31, 2008 to RMB46.9 million (US$6.9 million) at March 31, 2009. The increase was due to the seasonal factor in the settlement of account receivable by the Company’s customers. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, decreased slightly to RMB1.4 million (US$0.2 million) at March 31, 2009.

Prepaid expenses and other current assets decreased from RMB9.0 million as at December 31, 2008 to RMB6.4 million (US$0.9 million). The increase was mainly due to the reduction in accrued interest for the term deposits.
The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB104.3 million (US$15.3 million) as at March 31, 2009. As at December 31, 2008, the amount advanced was RMB110.2 million, the decrease is mainly due to repayment made.
As at March 31, 2009, the Company had total long-term bank loans of RMB78.4 million (US$11.5 million) as a result of the acquisition of Hai Lai. RMB78.4 million of the bank loans are expiring within one year. All the bank borrowings were secured by pledge of certain land use rights and buildings in Hai Lai, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals.
Off-Balance Sheet Arrangements
The Company has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     Our reporting currency is the Renminbi (“RMB”). Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.
     The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counterparts.
     Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on March 31, 2009, the exchange rate between the RMB and the U.S. dollar was RMB6.8 to US$1.
     We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of RMB. The majority of our net sales and purchases are denominated in RMB.
     Any devaluation of the RMB against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. In addition, from time to time we may have U.S. dollar denominated fixed deposits, and therefore a decoupling of the RMB may affect our financial performance in the future.
     We recognized a foreign exchange gain of approximately RMB0.17 million (US$0.03 million) for the three ended March 31, 2009. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.
Interest Rate Risk
     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months ended March31, 2009, we recorded an interest income of RMB2.3 million (US$0.3 million). Any significant changes in interest rate might have an adverse effect on this interest income.
     We have short-term and long-term debt amounting to RMB78.4 million (US$11.5 million) as at March 31, 2009. Interest paid in the three months ended March 31, 2009 was RMB1.4 million. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2008 Annual Report on Form 10-K.
Inflation
     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party to any pending material legal proceeding.
Item 1A. Risk Factors.
     There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters To a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION (Registrant)
Date: May 11, 2009	By:	/s/ Ron Chan Tze Ngon
Name: Ron Chan Tze Ngon Title: Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
Name: Antonio Sena Title: Chief Financial Officer and Secretary (Principal Financial Officer)