Form 10-Q
period 2009-06-30
CHINACAST EDUCATION CORP
filed 2009-08-10
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission File Number: 000-50550

CHINACAST EDUCATION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0178991 (I.R.S. Employer Identification Number)
Suite 3316, 33/F, One IFC
1 Harbour View Street,
Central, Hong Kong
(Address of Principal Executive Offices)
(852) 2811 2389
(Registrant’s Telephone Number, Including Area Code)
10/F Xu Jie Mansion
No. 29, Nommofang Road
Beijing, 100020, People’s Republic of China
Former name, former address and former fiscal year, if changed since last report
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 35,768,251 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of August 7, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

			As of
	As of June 30,		December 31,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets

Current assets:
Cash and cash equivalents	19,508	132,652	220,131
Term deposits	74,515	506,700	369,000
Accounts receivable	6,827	46,423	32,581
Inventory	207	1,409	1,419
Prepaid expenses and other current assets	1188	8,077	8,987
Amounts due from related parties	278	1,888	2,488

Total current assets	102,523	697,149	634,606
Non-current deposits	596	4,050	686
Property and equipment, net	39,400	267,919	283,982
Land use rights, net	17,717	120,475	121,783
Acquired intangible assets, net	3,404	23,149	31,330
Long-term investments	683	4,647	5,224
Non-current advances to a related party	14,827	100,825	110,217
Goodwill	45,784	311,333	311,331

Total assets	224,934	1,529,547	1,499,159

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	2,026	13,775	11,467
Accrued expenses and other current liabilities	16,297	110,824	132,807
Deferred revenues	3,396	23,092	84,372
Amount due to related party	162	1,100	1,127
Income taxes payable	8,785	59,739	50,594
Current portion of long-term bank borrowings	11,529	78,400	20,000
Current portion of capital lease obligation	185	1,255	1,191
Other borrowings	1,681	11,430	1,097

Total current liabilities	44,061	299,615	302,655

Non-current liabilities:
Long-term bank borrowings	4,412	30,000	58,400
Capital lease obligation, net of current portion	188	1,279	1,323
Deferred tax liabilities	2,909	19,778	21,030
Unrecognized tax benefits	7,114	48,376	44,612

Total non-current liabilities	14,623	99,433	125,365

Total liabilities	58,684	399,048	428,020

Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 35,768,251 and 35,648,251 shares issued and outstanding)	4	27	27
Additional paid-in capital	140,892	958,064	948,352
Statutory reserve	4,134	28,117	28,117
Accumulated other comprehensive loss	(911)	(6,198)	(5,462)
Retained earnings	14,854	101,005	55,526

Total ChinaCast Education Corporation shareholders’ equity	158,973	1,081,015	1,026,560

Noncontrolling interest	7,277	49,484	44,579

Total shareholders’ equity	166,250	1,130,499	1,071,139

Total liabilities and shareholders’ equity	224,934	1,529,547	1,499,159

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended June 30,			For the six months ended June 30,
	2009	2009	2008	2009	2009	2008
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Revenues:
Service	10,998	74,784	70,808	21,889	148,846	111,013
Equipment	190	1,293	3,115	613	4,169	22,404

	11,188	76,077	73,923	22,502	153,015	133,417

Cost of revenues:
Service	(4,143)	(28,170)	(30,496)	(8,251)	(56,111)	(42,482)
Equipment	(189)	(1,288)	(3,090)	(607)	(4,126)	(22,195)

	(4,332)	(29,458)	(33,586)	(8,858)	(60,237)	(64,677)

Gross profit	6,856	46,619	40,337	13,644	92,778	68,740

Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB266 and RMB111 for the three months ended June 30 for 2009 and 2008, respectively, share-based compensation of RMB1,106 and RMB1,392 for the six months ended June 30 for 2009 and 2008, respectively)	(123)	(838)	(882)	(400)	(2,721)	(4,369)
General and administrative expenses (including share-based compensation of RMB2,868 and RMB2,130 for the three months ended June 30 for 2009 and 2008, respectively, share-based compensation of RMB8,606 and RMB9,964 for the six months ended June 30 for 2009 and 2008, respectively)	(1,944)	(13,215)	(12,183)	(4,583)	(31,159)	(30,399)
Foreign exchange gain (loss)	(8)	(53)	(186)	17	116	(651)
Management service fee	343	2,329	1,993	485	3,296	2,791
Other operating income	—	2	—	75	507	—

Total operating expenses, net	(1,732)	(11,775)	(11,258)	(4,406)	(29,961)	(32,628)

Income from operations	5,124	34,844	29,079	9,238	62,817	36,112
Interest income	364	2,477	5,721	704	4,789	11,573
Interest expense	(252)	(1,717)	(182)	(466)	(3,170)	(186)

Income before provision for income taxes and loss in equity investments	5,236	35,604	34,618	9,476	64,436	47,499
Provision for income taxes	(1,051)	(7,146)	(6,009)	(1,981)	(13,471)	(9,868)

Income before loss in equity investments	4,185	28,458	28,609	7,495	50,965	37,631
Loss in equity investments	(46)	(311)	(408)	(85)	(577)	(816)

Net Income	4,139	28,147	28,201	7,410	50,388	36,815
Less: Net income attributable to noncontrolling interest	(346)	(2,350)	(2,457)	(722)	(4,909)	(2,841)

Net income attributable to ChinaCast Education Corporation	3,793	25,797	25,744	6,688	45,479	33,974

Earnings per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	0.11	0.72	0.94	0.19	1.28	1.24

Diluted	0.11	0.72	0.94	0.19	1.27	1.22

Weighted average shares used in computation:
Basic	35,656,163	35,656,163	27,385,554	35,652,229	35,652,229	27,341,405

Diluted	35,802,327	35,802,327	27,385,554	35,725,311	35,725,311	27,838,906

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
				Additional							Accumulated other			Total
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		stockholders’
	Shares	Amount		capital		Reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2009	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139
Issuance of restricted shares of common stock	120,000		—		—		—		—		—		—		—
Share-based compensation	—		—		9,712		—		—		—		—		9,712
Net income	—		—		—		—		45,479		—		4,909		50,388
Foreign currency translation adjustments	—		—		—		—		—		(736)		(4)		(740)
Balance at June 30, 2009	35,768,251		27		958,064		28,117		101,005		(6,198)		49,484		1,130,499

		US$	4	US$	140,892	US$	4,134	US$	14,854	US$	(911)	US$	7,277	US$	166,250

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the six months ended June 30,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	7,410	50,388	36,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,117	21,193	12,348
Share-based compensation	1,428	9,712	11,356
Gain on disposal of property and equipment	—	3	—
Loss in equity investments	85	577	816
Changes in assets and liabilities:
Accounts receivable	(2,033)	(13,824)	(4,586)
Inventory	1	10	29
Prepaid expenses and other current assets	207	1,410	(2,223)
Non-current deposits	(54)	(364)	1,081
Amounts due from related parties	88	600	1,160
Accounts payable	339	2,308	1,338
Accrued expenses and other current liabilities	922	6,256	(30,176)
Deferred revenues	(9,012)	(61,280)	16,011
Amount due to related party	(4)	(27)	—
Income taxes payable	1,345	9,145	7,707
Deferred taxes liabilities	(184)	(1,252)	(816)
Unrecognized tax benefits	553	3,764	(6)

Net cash provided by operating activities	4,208	28,619	50,854

Cash flows from investing activities:
Advance to related party	(2,941)	(20,000)	(149)
Repayment from advance to related party	4,322	29,392	8,817
Purchase of subsidiaries, net of cash acquired	—	—	(413,657)
Purchase of property and equipment	(3,697)	(25,142)	(3,536)
Term deposits	(20,250)	(137,700)	223,372

Net cash used in investing activities	(22,566)	(153,450)	(185,153)

Cash flows from financing activities:
Other borrowings raised	1,522	10,350	1,680
Other borrowing raised from related party	74	500	—
Repayment of other borrowings	(76)	(517)	—
Bank borrowings raised	4,412	30,000	—
Guarantee deposit paid	(441)	(3,000)	—
Exercise of warrants	—	—	14,064
Repayment of capital lease obligation	3	20	(32)

Net cash provided by financing activities	5,494	37,353	15,712

Effect of foreign exchange rate changes	—	(1)	(224)
Net decrease in cash and cash equivalents	(12,864)	(87,479)	(118,811)
Cash and cash equivalents at beginning of the period	32,372	220,131	138,610

Cash and cash equivalents at end of the period	19,508	132,652	19,799

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

In the opinion of the management of CEC, the accompanying unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements and these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results expected for any subsequent interim period or for CEC’s fiscal year ending December 31, 2009.

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

Effective January 1, 2009, the Company adopted SFAS 160. The adoption did not impact the condensed consolidated financial statements for the three and six month periods ended June 30, 2009, except for the presentation and disclosure requirements affecting all periods presented including (a) the noncontrolling interest has been reclassified to equity, (b) consolidated net income or loss has been adjusted to include the net income or loss attributable to the noncontrolling interest, (c) consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributable to the noncontrolling interest and (d) for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest.

(2) Adoption of SFAS No. 141(R), “Business Combinations”.

Effective January 1, 2009, the Company adopted SFAS 141(R). The adoption of SFAS No. 141(R) did not have a significant effect on the Company’s consolidated financial statements for the three and six month periods ended June 30, 2009.
Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.8 to US$1 was applied as of June 30, 2009. Such translation should not be construed to be the amounts that would have been reported under US GAAP.
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
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”). FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. The adoption of FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”). FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The adoption of FAS 115-2 and FAS 124-2 did not have a significant effect on the Company’s consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 became effective on April 1, 2009 and is applied prospectively. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of FAS 157-4 did not have a significant effect on the Company’s consolidated financial position or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”. The objective of SFAS No. 165 is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a significant effect on the Company’s consolidated financial position or results of operations.

On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 is a revision to FIN 46(R) and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 retains the scope of FIN 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166. The Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently evaluating whether the adoption of SFAS No. 167 will have a significant effect on its consolidated financial position or results of operations.

3.	ACQUISITION

On April 11, 2008, Yupei Training Information Technology Co., Ltd., the Company’s subsidiary in the People’s Republic of China (the “PRC”), consummated the acquisition of an 80% interest in Hai Lai Education Technology Limited (“Hai Lai”) from Beijing Heng Tai Jufu Investment Limited. Hai Lai holds the entire interest in the Foreign Trade and Business College of Chongqing Normal University (“FTBC”) and Hai Yuen Company Limited (“Hai Yuen”). FTBC is a private college affiliated with Chongqing Normal University. The consideration for the acquisition was RMB480,000, of which RMB475,850 was paid during 2008. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price allocation was as follows:

		Amortization
	RMB	period
Cash	10,343
Other current assets	323
Non-current deposits	523
Property and equipment and land use rights	334,227	4-50 years

Intangible assets:
Customer relationship	40,329	41 months
Goodwill	309,717
Bank and other borrowings	(65,000)
Other current liabilities	(83,779)
Deferred tax liabilities	(23,296)
Long-term bank loans	(20,000)
Unrecognized tax benefits	(6,837)
Noncontrolling interest	(16,550)

Total	480,000

The Company performed the purchase price allocation for the acquisition. The valuation analysis utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market. The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

Pro forma

The following supplemental unaudited pro forma results of operations for the three months and six months ended June 30, 2008 presented the acquisition as if it had occurred on January 1, 2008. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates, indicated, or that may result in the future:

	For the three months ended June 30,	For the six months ended June 30,
	2008	2008
	RMB	RMB

Net revenues	76,893	163,713

Net income attributable to holders of o ordinary shares	25,705	31,626
Net income per share — basic	0.72	0.89
Net income per share — diluted	0.72	0.89
4.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of June 30,	As of December 31,
	2009	2008
	RMB	RMB
Rental deposits	530	166
Utilities deposits	270	270
Guarantee deposit	3,000	—
Other deposits	250	250

Total	4,050	686

Rental deposits represented office rental deposits for the Company’s daily operations. These deposits are classified into non-current deposits since they will not be refunded within one year.

Guarantee deposit represented a deposit placed with Chongqing Education Guarantee Co., Ltd. (“CQEG”), a long-term investment of the Company, which in turn provided guarantee in favor of the relevant bank for the Company’s bank borrowing of RMB30,000.

5.	COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	RMB	RMB	RMB	RMB
Net income	28,147	28,201	50,388	36,815
Foreign currency translation adjustments	62	(63)	(740)	(246)

Comprehensive income	28,209	28,138	49,648	36,569
Comprehensive income attributable to noncontrolling interest	(2,352)	(2,457)	(4,905)	(2,841)

Comprehensive income attributable to ChinaCast Education Corporation	25,857	25,681	44,743	33,728

6.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of June 30,	As of December 31,
	2009	2008
	RMB	RMB
Brand name usage right
Cost	22,532	22,532
Less: Accumulated amortization	(3,294)	(3,004)
Less: Impairment loss	(14,500)	(14,500)

	4,738	5,028

Customer relationship
Cost	40,329	40,329
Less: Accumulated amortization	(21,918)	(14,027)

	18,411	26,302

Acquired intangible assets, net	23,149	31,330

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

For the three and six month periods ended June 30, 2009, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB145 and RMB290, respectively. The Company will record amortization expenses in respect of brand name usage right of RMB290, RMB580, RMB580, RMB580, RMB580, RMB2,128 in 2009, 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

On April 11, 2008, the Company acquired a customer relationship through an acquisition (see Note 3). The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

For the three and six month periods ended June 30, 2009, the Company recorded amortization expense in respect of the customer relationship amounting to RMB3,945 and RMB7,891, respectively. The Company will record amortization expenses in respect of the customer relationship of RMB6,136, RMB8,767 and RMB3,508 in 2009, 2010 and 2011, respectively.

7.	BORROWINGS

In June 2009, a bank borrowing amounting to RMB30,000 was raised. The bank borrowing carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% to 20% per annum and was secured by guarantees given by CQEG and by Hai Lai in favor of the relevant bank. In connection with the guarantee given by CQEG, the entitlement to tuition fees from students of FTBC and a deposit of RMB3,000 were pledged to CQEG. RMB10,000 of the borrowing will be repayable on September 30, 2010, the remaining RMB20,000 will be repayable on June 19, 2011 and accordingly the borrowing was classified as a non-current liability.

A bank borrowing outstanding as of January 1, 2009 amounting to RMB20,000 was repayable in June 2009 under its original terms of the loan agreement. In June 2009, the Company entered into an agreement with the relevant bank that effectively extended the maturity of the borrowing to June 2010 and accordingly the borrowing continued to be classified as a current liability.

During the six months ended June 30, 2009, an aggregate amount of other borrowings amounting to RMB10,850 was raised. The borrowings carried interest at 6.31% per annum, were unsecured and repayable within one year. Accordingly, the borrowings were classified as a current liability.

8.	STOCK COMPENSATION PLAN

Under the 2007 Omnibus Securities and Incentive Plan (“2007 Plan”) adopted in May 2007, the Company may grant any awards to eligible participants, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

On July 11, 2007, the Company granted, under the 2007 Plan, 12,500 restricted shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75).

On January 11, 2008, the Company granted, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was granted 100,000 restricted shares of the Company’s common stock. All of the shares of restricted stock granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On June 25, 2009, 120,000 restricted shares were issued. On January 11, 2008, the Company granted, under the 2007 Plan, 1,200,000 share options on the Company’s common stock to selected employees at no consideration. The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were/will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. Upon exercise of these share options, a total of 1,200,000 common stock will be issued. As of June 30, 2009, no restricted shares or share options have been forfeited.

A summary of the share option activity under 2007 Plan was as follows:

		Weighted
		average
		exercise
	Number	price
	of options	US$
Options outstanding at January 1, 2007 and December 31, 2007
Granted	—	—
Exercised	1,200,000	6.30
Cancelled	—	—
	—	—
Options outstanding at December 31, 2008
	1,200,000	6.30
Granted
Exercised	—	—
Cancelled	—	—
	—	—
Options outstanding at June 30, 2009
	1,200,000	6.30
Options exercisable at June 30, 2009
	802,000	6.30
The per share fair value of options as of January 11, 2008, the grant date was as follows:

Ordinary shares	US$	2.67
	(RMB	19.33)

The aggregate intrinsic value of share options outstanding and exercisable as of June 30, 2009 was US$1,044 and US$698, respectively.

The weighted average remaining contractual life is 8.5 years as of June 30, 2009.

Total share-based compensation expenses amounting to RMB3,134 and RMB2,241 were recognized for the three month periods ended June 30, 2009 and 2008, respectively. Total share-based compensation expenses amounting to RMB9,712 and RMB11,356 were recognized for the six month periods ended June 30, 2009 and 2008, respectively.

There was RMB9,443 of total unrecognized compensation expense related to nonvested restricted shares and share options as of June 30, 2009.

As of June 30, 2009, no other awards have been granted under the 2007 Plan.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. During the six months ended June 30, 2009, the unrecognized tax benefits increased from RMB44,612 to RMB48,376.

10.	NET INCOME ATTRIBUTABLE TO CHINACAST EDUCATION CORPORATION PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Numerator used in basic and diluted net income attributable to ChinaCast Education Corporation per share:
Income attributable to holders of ordinary shares	RMB25,797	RMB25,744	RMB45,479	RMB33,974

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income attributable to ChinaCast Education Corporation per share	35,656,163	27,385,554	35,652,229	27,341,405

Plus:
Incremental ordinary shares from assumed exercises of Underwriter Warrants and restricted shares granted to directors (Note 12)	146,164	—	73,082	497,501

Weighted average ordinary shares outstanding used in computing diluted net income attributable to ChinaCast Education Corporation per share	35,802,327	27,385,554	35,725,311	27,838,906

Net income attributable to ChinaCast Education Corporation per share—basic:	RMB0.72	RMB0.94	RMB1.28	RMB1.24

Net income attributable to ChinaCast Education Corporation per share —diluted:	RMB0.72	RMB0.94	RMB1.27	RMB1.22

The diluted net income attributable to ChinaCast Education Corporation per share calculations for three and six month periods ended June 30, 2009 have not included the outstanding Warrants, UPO, UPO Warrants (see Note 12) or the outstanding employee share options since the effect is anti-dilutive.

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

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	RMB	RMB	RMB	RMB

Revenues from external customers:
ELG	47,433	48,311	94,628	107,805
TUG	28,644	25,612	58,387	25,612

	76,077	73,923	153,015	133,417

Additional analysis of revenues from ELG by product or service:
Service	46,140	45,196	90,459	85,401
Equipment	1,293	3,115	4,169	22,404

	47,433	48,311	94,628	107,805

Additional analysis of revenues from ELG by business lines:
Post secondary education distance learning	26,622	24,049	52,451	46,807
K-12 and content delivery	16,044	17,418	32,263	33,280
Vocational training, enterprise/government training and networking services	4,767	6,844	9,914	27,718

	47,433	48,311	94,628	107,805

Income from operations:
ELG	26,547	22,406	43,602	29,439
TUG	8,297	6,673	19,215	6,673

	34,844	29,079	62,817	36,112

	As of June	As of December
	30, 2009	31, 2008
	RMB	RMB
Segment assets:
ELG	777,481	725,516
TUG	752,066	773,643

	1,529,547	1,499,159

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three and six month periods ended June 30, 2009.

Two customers as of June 30, 2009 and four different customers as of December 31, 2008 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 23.7% and 55.4% of the Company’s accounts receivable balance at June 30, 2009 and December 31, 2008, respectively.

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

In connection with the initial public offering, Great Wall issued, for $100, a “UPO” to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per unit. In addition, the warrants (“UPO Warrants”) underlying such units are exercisable at US$6.95 per share. In January 2008, the underwriters exercised the UPO to purchase 5,000 units.

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

All the outstanding UPO and UPO Warrants expired during the six months ended June 30, 2009. As of June 30, 2009, there were 255,000 Underwriter Warrants outstanding.

13.	CONTINGENCIES
a)	On March 21, 2006, after obtaining the approval of its shareholders, the Company amended its certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit the amendment of the “business combination” provisions contained therein and to extend the date before which the Company must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006. Because extending the period during which the Company could consummate a business combination was not contemplated by the initial public offering (“IPO”) prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The Company believes the shareholder claims for rescission or damages are remote. As such, the Company has not recorded a liability for such possible rescission. However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)	The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...,” and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier). On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item. The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made. As such, the Company has not recorded a liability for such possible rescission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
On December 22, 2006, we consummated the acquisition of ChinaCast Communication Holdings Limited (“CCH”). As of December 22, 2006, shareholders of CCH that had previously executed Letters of Undertaking with us with respect to the sale of their shares of CCH and that collectively held 239,648,953 shares of CCH or 51.22% of CCH’s outstanding shares accepted the voluntary conditional offer (the “Offer”) made in Singapore by DBS Bank, for and on our behalf, to acquire all of the outstanding ordinary shares of CCH. On January 18, 2007, at the end of the Offer period, acceptance of the Offer totaled 80.27% which is the basis we accounted for the acquisition. As a result of this acceptance of the Offer by CCH shareholders, CCH became our subsidiary and such acquisition qualified as a “business combination” under our amended and restated certificate of incorporation. During 2007, CEC acquired additional shares by issuing shares of CEC to certain original ChinaCast shareholders and increased its holdings to 100% of the outstanding ordinary shares of ChinaCast. The 19.73% of the additional shares acquired were accounted for on the same basis as the acquisition of the 80.27% shares.
We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.
Critical Accounting Policies
For summary of the critical accounting policies and the significant judgments and estimates made on the part of the management, see item 7 of Form 10-K for the year ended December 31, 2008 filed by the Company on March 16, 2009. The following are accounting policies that were either new or were adopted during the six months ended June 30, 2009.
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
(2) Adoption of SFAS No. 141(R), “Business Combinations”.
Effective January 1, 2009, the Company adopted SFAS 141(R). The adoption of SFAS No. 141(R) did not have a significant effect on our consolidated financial statements for the six months ended June 30, 2009.

Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. CCL’s registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.8RMB at June 30, 2009 for the three months and six months ended June 30, 2009.
Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008. The revenue of the Company for the three months and six months ended June 30, 2009 amounted to RMB76.1 million (US$11.2 million) and RMB153.0 million (US$22.5 million), respectively representing an increase of 2.9% and 14.7% over the revenue of the corresponding period in 2008. The increase in revenue for the six months ended June 30, 2009 was mainly due to the acquisition of Hai Lai, which forms the TUG, in the second quarter of 2008.
Revenue of the ELG amounted to RMB47.4 million (US$7.0 million) and RMB94.6 million (US$13.9 million) for the three months and six months ended June 30, 2009, respectively, as compared to revenue of RMB48.3 million and RMB107.8 million of the ELG for the three months and six ended June 30, 2008. Service income, mainly of a recurring nature amounted to RMB46.1 million (US$6.8 million) and RMB90.5 million (US$13.3 million) for the three months and six months ended June 30, 2009, respectively, compared to RMB45.2 million and RMB85.4 million for the same periods in 2008. Equipment sales, mainly project based, amounted to RMB1.3 million (US$0.2 million) and RMB4.2 million (US$0.6 million) for the three months and six months ended June 30, 2009, respectively, against RMB3.1 million and RMB22.4 million for the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	June 30, 2009		June 30, 2008
(millions)	US$	RMB	RMB
Post secondary education distance learning	3.9	26.6	24.1
K-12 and content delivery	2.4	16.0	17.4
Vocational training, enterprise / government training and networking and English training services	0.7	4.8	6.8
Total ELG revenue	7.0	47.4	48.3

	Six Months ended
	June 30, 2009		June 30, 2008
(millions)	US$	RMB	RMB
Post secondary education distance learning	7.7	52.5	46.8
K-12 and content delivery	4.7	32.2	33.3
Vocational training, enterprise / government training and networking and English training services	1.5	9.9	27.7
Total ELG revenue	13.9	94.6	107.8
Net revenue from post secondary education distance learning services increased from RMB46.8 million in the six months ended June 30, 2008 to RMB52.5 million (US$7.7 million) in six months ended June 30, 2009. Net revenue from post secondary education distance learning services increased from RMB24.1 million in the three months ended June 30, 2008 to RMB26.6 million (US$3.9 million) in three months ended June 30, 2009. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ, increased to 135,000 at June 30, 2009 from 128,000 at June 30, 2008. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 3.0% from RMB33.3 million for the six months ended June 30, 2008 to RMB32.3 million (US$4.8 million) for the six months ended June 30, 2009. The revenue from the K-12 and content delivery business decreased slightly by approximately 8.0% from RMB17.4 million for the three months ended June 30, 2008 to RMB16.0 million (US$2.4 million) for the three months ended June 30, 2009. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500. The decrease in revenue was due to fluctuation in project-based revenues.
Net revenue from vocational and career training services, enterprise government training and networking and English language training services decreased from RMB27.7 million during the six months ended June 30, 2008 to RMB9.9 million (US$1.5 million) during the six months ended June 30, 2009. Net revenue from vocational and career training services, enterprise government training and networking and English language training services decreased from RMB6.8 million during the three months ended June 30, 2008 to RMB4.8 million (US$0.7 million) during the three months ended June 30, 2009. The decrease was mainly due to fluctuations in equipment sales, the nature of which is not recurring. Equipment sales included in the revenue of this business line amounted to RMB1.3 million (US$0.2 million) for the three months ended June 30, 2009, against RMB3.1 million during the same period last year.
TUG was newly established in the second quarter of 2008 after the acquisition of Hai Lai, and its revenue amounted to RMB28.6 million (US$4.2 million) and RMB58.4 million (US$8.6 million) in the three months and six months ended June 30, 2009. TUG generated a revenue of RMB25.6 million for the second quarter of 2008. The increase in revenue in the second quarter of 2009 was a result of the increase in student enrollment. Foreign Trade and Business College of Chongqing Normal University (“FTBC”) had approximately 11,000 students as at June 30, 2008 and generated RMB26.9 million (US$4.0 million) tuition revenue in the second quarter of 2009. Other revenue of TUG, which comprises mainly accommodation and catering revenue, amounted to RMB1.7 million (US$0.3 million).
Cost of sales of the Company decreased by 6.8% from RMB64.7 million during the first half of 2008 to RMB60.3 million (US$8.9 million) during the first half of 2009. Cost of sales of the Company decreased by 12.1% from RMB33.6 million during the second quarter of 2008 to RMB29.5 million (US$4.3 million) during the second quarter of 2009. The decrease was due to the reduction in equipment sales.
ELG’s cost of materials decreased from RMB22.2 million during the first half of 2008 to RMB4.1 million (US$0.6 million) during the first half of 2009. ELG’s cost of materials decreased from RMB3.1 million during the second quarter of 2008 to RMB1.3 million (US$0.2 million) during the second quarter of 2009. The decrease was mainly due to fluctuations in equipment sales. The cost of service for the ELG amounted to RMB18.5 million (US$2.7 million) for the six months ended June 30, 2009, as compared to RMB24.1 million for the same period in 2008. The cost of service for the ELG amounted to RMB9.2 million (US$1.4 million) for the three months ended June 30, 2009, as compared to RMB12.2 million for the same period in 2008. The decrease in the seocnd quarter of 2009 as compared to the same period of 2008 was mainly due to the scale down of the English language training service and a reduction in transponder bandwidth fee.
TUG’s cost of sales amounted to RMB19.0 million (US$2.8 million) and RMB37.7 million (US$5.5 million) for the three and six months ended June 30, 2009, respectively, which comprises payroll to teaching staff, depreciation and amortization of the intangible asset. TUG’s cost of sales amounted to RMB18.3 million (US$2.7 million) for the three months ended June 30, 2008. The increase in the second quarter of 2009 as compared to the same period in 2008 was due to increase in student enrollment.
ELG’s gross profit margin increased by 9.6 percentage points, from 68.4% in the second quarter of 2008 to 78% in the second quarter of 2009. The increase was due to the decrease in equipment sales, which has a low margin and the increase in post secondary distance learning education revenue as well as the scale down of the training service and the reduction in transponder bandwidth fee. TUG’s gross profit margin was 33.6% for the second quarter of 2009 as compared to 28.4% for the same period of 2008. The increase was mainly due to the increase in student enrollment and revenue.
For the six months ended June 30, 2009, the Company received a management service fee of RMB3.3 million (US$0.5 million), as compared to RMB2.8 million during the six months ended June 30, 2008. For the three months ended June 30, 2009, the Company received a management service fee of RMB2.3 million (US$0.3 million), as compared to RMB2.0 million during the three months ended June 30, 2008. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company. The increase in management fee was mainly due to the reduction in expenses in CCLBJ.
Selling and marketing expenses decreased from RMB4.4 million in the first half of 2008 to RMB2.7 million (US$0.4 million) in the first half of 2009. Selling and marketing expenses decreased from RMB0.9 million in the second quarter of 2008 to RMB0.8 million (US$0.1 million) in the second quarter of 2009. The decrease was due to the scale down of the English language training division started in the second quarter of 2008 as described in MD&A in the Form 10-K for the year ended December 31, 2008.

General and administrative expenses increased slightly by 2.5% to RMB31.2 million (US$4.6 million) in the six months ended June 30, 2009 from RMB30.4 million during the six months ended June 30, 2008. General and administrative expenses increased slightly by 8.5% to RMB13.2 million (US$1.9 million) in the three months ended June 30, 2009 from RMB12.2 million during the three months ended June 30, 2008. The increase was mainly due to the increase in the share-based compensation included in general and administrative expenses, which increased from RMB2.1 million in the second quarter of 2008 to RMB2.9 million (US$0.4 million) in the second quarter of 2009.
The Company has foreign exchange gain of RMB0.1 million (US$0.02 million) for the first half of 2009 compared to a loss of RMB0.7 million during the first half of 2008. The Company has foreign exchange loss of RMB0.05 million (US$0.01 million) for the second quarter of 2009 compared to a loss of RMB0.2 million during the second quarter of 2008. The change was a result of stabilization of the change in the RMB/US exchange rate and the reduction of the Company’s holding in US dollars.
Interest income decreased from RMB11.6 million in the first half of 2008 to RMB4.8 million (US$0.7 million) in the first half of 2009. Interest income decreased from RMB5.7 million in the second quarter of 2008 to RMB2.5 million (US$0.4 million) in the second quarter of 2009. The decrease in the second quarter of 2009 was due to the reduction in interest rate as well as a lower amount of the Company’s term deposits.
Interest expense increased from RMB0.2 million in the first half of 2008 to RMB3.2 million (US$0.5 million) in the first half of 2009. Interest income increased from RMB0.2 million in the second quarter of 2008 to RMB1.7 million (US$0.3 million) in the second quarter of 2009. Interest expense was mainly associated with the loan of the TUG to finance the construction of the campus. A large portion of interest payment in the second quarter of 2008 was capitalized and no interest payment was capitalized in the second quarter of 2009.
Overall, profit before income tax and loss in equity investments increased from RMB34.6 million in the three months ended June 30, 2008 to RMB35.6 million (US$5.2 million) in the three months ended June 30, 2009, an increase of 3.0%. The increase was mainly due the increase in revenue.
The Company recorded a loss in equity investments amounted to RMB0.3 million (US$0.05 million) in the second quarter of 2009 compared to a loss of RMB0.4 million in the second quarter of 2008.
Income taxes increased by 18.7% from RMB6.0 million in the second quarter of 2008 to RMB7.1 million (US$1.0 million) in the second quarter of 2009. The increase was due to the increase in business and a higher tax rate for the ELG.
Noncontrolling interest amounted to RMB2.4 million (US$0.3 million) for the three months ended June 30, 2009 as compared to RMB2.5 million for the three months ended June 30, 2008. The minority interest resulted from the acquisition of Hai Lai, in which there is a 20% minority stake.
Net income attributable to the Company increased by 0.4% to RMB25.8 million (US$3.8 million) in the three months ended June 30, 2009 from RMB25.7 million in the three months ended June 30, 2008.
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

Liquidity and Capital Resources
The following is a summary of the key items from the consolidated balance sheets.

			As of
	As of		December 31,
	June 30, 2009		2008
(millions)	RMB	US$	RMB
Cash and cash equivalents	132.7	19.5	220.1
Term deposits	506.7	74.5	369.0
Subtotal	639.4	94.0	589.1
Accounts receivable	46.4	6.8	32.6
Inventory	1.4	0.2	1.4
Prepaid expenses and other current assets	8.1	1.2	9.0
Total current assets	697.1	102.5	634.6
Non-current advances to a related party	100.8	14.8	110.2
Total assets	1,529.5	224.9	1,499.2
Cash and cash equivalents balances decreased from RMB220.1 million as at December 31, 2008, to RMB132.7 million (US$19.5 million) as at June 30, 2009. The decrease of approximately 39.7% was mainly because of transfer to fixed deposits.
There was net cash generated from operating activities of RMB28.6 million (US$4.2 million) for the six months ended June 30, 2009 as compared to net cash from operating activities of RMB50.9 million for the six months ended June 30, 2008. In the first half of 2009, there was an increase in accounts receivable in the current period which is mainly due to that several universities settled the payments near the end of year 2008 which is earlier than usual. Additionally, a considerable part of the revenue recognized in the current period, in particular the revenue of the TUG, was received in previous periods. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.
Net cash used in investment activities in the first six months of 2009 was RMB153.4 million (US$22.6 million), mainly reflecting the transfer from term deposit of RMB137.7 million (US$20.3 million). For the six months ended June 30, 2008, transfer from term deposit amounted to RMB223.4 million to finance the acquisition of Hai Lai.
Net cash provided by financing activities in the first six months of 2009 was RMB37.4 million (US$5.5 million). New loans were obtained to finance the expansion of the capacity of FTBC.
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
Total assets at June 30, 2009 amounted to RMB1,529.5 million (US$224.9 million), an increase of 2.0%, when compared to the total assets amounting to RMB1,499.2 million at December 31, 2008. Total current assets increased by 9.8% to RMB697.1 million at June 30, 2009.
Accounts receivable increased from RMB32.6 million as at December 31, 2008 to RMB46.4 million (US$6.8 million) at June 30, 2009. The increase was due to the seasonal factor in the settlement of accounts receivable by the Company’s customers. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, decreased slightly to RMB1.4 million (US$0.2 million) at June 30, 2009.

Prepaid expenses and other current assets decreased from RMB9.0 million as at December 31, 2008 to RMB8.1 million (US$1.2 million). The decrease was mainly due to the reduction in accrued interest for the term deposits.
The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB100.8 million (US$14.8 million) as at June 30, 2009. As at December 31, 2008, the amount advanced was RMB110.2 million, the decrease is mainly due to repayment made.
As at June 30, 2009, the Company had total long-term bank loans of RMB108.4 million (US$15.9 million). RMB78.4 million of the bank loans are expiring within one year were secured by pledge of certain land use rights and buildings in Hai Lai, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals. The rest RMB30.0 million of bank loan is expiring over one year which was secured by the guarantees provided by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to tuition fee of FTBC and a deposit of RMB3 million paid to CQEG were used as securities.
Off-Balance Sheet Arrangements
The Company has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
     Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on June 30, 2009, the exchange rate between the RMB and the U.S. dollar was RMB6.8 to US$1.
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
     We recognized a foreign exchange gain of approximately RMB0.05 million (US$0.01 million) and a foreign exchange loss of approximately RMB0.12 million (US$0.02 million) for the three months and six months ended June 30, 2009, respectively. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.
Interest Rate Risk
     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months and six months ended June 30, 2009, we recorded an interest income of RMB2.5 million (US$0.4 million) and of RMB4.8 million (US$0.7 million), respectively. Any significant changes in interest rate might have an adverse effect on this interest income.
     We have short-term and long-term debt amounting to RMB108.4 million (US$15.9 million) as at June 30, 2009. Interest paid in the three months and six months ended June 30, 2009 was RMB1.6 million (US$0.2 million) and RMB3.1 million (US$0.4 million), respectively. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2008 Annual Report on Form 10-K.
Inflation
     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Insider Trading Policy

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION (Registrant)
Date: August 10, 2009	By:	/s/ Ron Chan Tze Ngon
Name: Ron Chan Tze Ngon
Title: Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
Name: Antonio Sena
Title: Chief Financial Officer and
Secretary (Principal Financial Officer)