Form 10-Q
period 2009-09-30
CHINACAST EDUCATION CORP
filed 2009-11-09
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were 38,351,198 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 7, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

			As of
	As of September 30,		December 31,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets

Current assets:
Cash and cash equivalents	58,575	398,312	220,131
Term deposits	41,176	280,000	369,000
Accounts receivable	8,187	55,670	32,581
Inventories	251	1,705	1,419
Prepaid expenses and other current assets	951	6,468	8,987
Amounts due from related parties	307	2,088	2,488

Total current assets	109,447	744,243	634,606
Non-current deposits	561	3,818	686
Property and equipment, net	38,521	261,940	283,982
Land use rights, net	17,619	119,810	121,783
Acquired intangible assets, net	2,867	19,497	31,330
Deposits for investments	15,147	103,000	—
Long-term investments	567	3,854	5,224
Non-current advances to related party	14,354	97,606	110,217
Goodwill	45,784	311,332	311,331

Total assets	244,867	1,665,100	1,499,159

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	2,655	18,054	11,467
Accrued expenses and other current liabilities	13,346	90,751	132,807
Deferred revenues	15,808	107,492	84,372
Amount due to related party	77	528	1,127
Income taxes payable	9,413	64,009	50,594
Current portion of long-term bank borrowings	13,882	94,400	20,000
Current portion of capital lease obligation	190	1,289	1,191
Other borrowings	85	580	1,097

Total current liabilities	55,456	377,103	302,655

Non-current liabilities:
Long-term bank borrowings	7,941	54,000	58,400
Capital lease obligation, net of current portion	193	1,313	1,323
Deferred tax liabilities	2,826	19,214	21,030
Unrecognized tax benefits	7,412	50,403	44,612

Total non-current liabilities	18,372	124,930	125,365

			As of
	As of September 30,		December 31,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)		(Note 1)

Total liabilities	73,828	502,033	428,020

Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 38,351,198 and 35,648,251 shares issued and outstanding in 2009 and 2008, respectively)	4	29	27
Additional paid-in capital	145,580	989,945	948,352
Statutory reserve	4,135	28,117	28,117
Accumulated other comprehensive loss	(906)	(6,159)	(5,462)
Retained earnings	18,877	128,361	55,526

Total ChinaCast Education Corporation shareholders’ equity	167,690	1,140,293	1,026,560

Noncontrolling interest	3,349	22,774	44,579

Total shareholders’ equity	171,039	1,163,067	1,071,139

Total liabilities and shareholders’ equity	244,867	1,665,100	1,499,159

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share-related data)

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2009	2008	2009	2009	2008
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Revenues:
Service	11,917	81,040	70,856	33,806	229,886	181,869
Equipment	279	1,896	1,923	892	6,065	24,327

	12,196	82,936	72,779	34,698	235,951	206,196

Cost of revenues:
Service	(4,277)	(29,077)	(28,887)	(12,528)	(85,188)	(71,369)
Equipment	(275)	(1,875)	(1,898)	(882)	(6,001)	(24,093)

	(4,552)	(30,952)	(30,785)	(13,410)	(91,189)	(95,462)

Gross profit	7,644	51,984	41,994	21,288	144,762	110,734

Operating (expenses) income:

Selling and marketing expenses (including share-based compensation of RMB267 and RMB114 for the three months ended September 30 for 2009 and 2008, respectively, share-based compensation of RMB1,373 and RMB1,506 for the nine months ended September 30 for 2009 and 2008, respectively)	(135)	(919)	(2,001)	(535)	(3,640)	(6,370)
General and administrative expenses (including share-based compensation of RMB2,868 and RMB2,115 for the three months ended September 30 for 2009 and 2008, respectively, share-based compensation of RMB11,474 and RMB12,079 for the nine months ended September 30 for 2009 and 2008, respectively)	(1,958)	(13,313)	(16,577)	(6,541)	(44,472)	(46,976)

Foreign exchange gain (loss)	(8)	(51)	(392)	10	65	(1,043)
Management service fee	76	510	1,864	560	3,806	4,655
Other operating income (loss)	(18)	(120)	232	57	387	232

Total operating expenses, net	(2,043)	(13,893)	(16,874)	(6,449)	(43,854)	(49,502)

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2009	2008	2009	2009	2008
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Income from operations	5,601	38,091	25,120	14,839	100,908	61,232
Interest income	314	2,134	4,191	1,018	6,923	15,764
Interest expense	(356)	(2,421)	(251)	(822)	(5,591)	(437)

Income before provision for income taxes and loss in equity investments	5,559	37,804	29,060	15,035	102,240	76,559
Provision for income taxes	(1,120)	(7,619)	(6,733)	(3,101)	(21,090)	(16,601)

Income before loss in equity investments	4,439	30,185	22,327	11,934	81,150	59,958
(Loss)gain in equity investments	(117)	(793)	182	(202)	(1,370)	(634)

Net income	4,322	29,392	22,509	11,732	79,780	59,324

Less: Net income attributable to noncontrolling interest	(299)	(2,036)	(2,820)	(1,021)	(6,945)	(5,661)

Net income attributable to ChinaCast Education Corporation	4,023	27,356	19,689	10,711	72,835	53,663

Earnings per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	0.11	0.76	0.63	0.30	2.03	1.87

Diluted	0.11	0.75	0.63	0.30	2.03	1.85

Weighted average shares used in computation:
Basic	36,133,233	36,133,233	31,373,482	35,814,325	35,814,325	28,695,241

Diluted	36,379,884	36,379,884	31,373,482	35,945,264	35,945,264	29,026,908

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other			Total
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		stockholders’
		Amount		capital		Reserve		earnings			loss	interest		Equity
	Shares	RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2009	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947		2		28,746		—		—		—		(28,748)		—
Share-based compensation	120,000		—		12,847		—		—		—		—		12,847
Net income	—		—		—		—		72,835		—		6,945		79,780
Foreign currency translation adjustments	—		—		—		—		—		(697)		(2)		(699)

Balance at September 30, 2009	38,351,198		29		989,945		28,117		128,361		(6,159)		22,774		1,163,067

		US$	4	US$	145,580	US$	4,135	US$	18,877	US$	(906)	US$	3,349	US$	171,039

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the nine months ended September 30,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	11,732	79,780	59,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,717	32,074	23,083
Share-based compensation	1,889	12,847	13,585
Loss (gain) on disposal of property and equipment	76	519	(232)
Loss in equity investments	201	1,370	634
Changes in assets and liabilities:
Accounts receivable	(3,394)	(23,080)	(24,822)
Inventories	(84)	(570)	(42)
Prepaid expenses and other current assets	444	3,019	(2,302)
Non-current deposits	(20)	(133)	1,640
Amounts due from related parties	846	5,751	960
Accounts payable	969	6,587	(3,022)
Accrued expenses and other current liabilities	(2,037)	(13,856)	4,698
Deferred revenues	3,400	23,120	60,415
Amount due to related party	(88)	(599)	—
Income taxes payable	1,973	13,415	13,728
Deferred taxes liabilities	(267)	(1,816)	(1,611)
Unrecognized tax benefits	851	5,791	1,529

Net cash provided by operating activities	21,208	144,219	147,565

Cash flows from investing activities:
Advance to related party	(2,941)	(20,000)	(149)
Repayment from advance to related party	4,051	27,544	10,991
Purchase of property and equipment	(3,846)	(26,153)	(14,235)
Purchase of subsidiaries, net of cash acquired	—	—	(465,507)
Term deposits	13,088	89,000	187,768
Disposal of property and equipment	—	—	256
Deposits for investments	(15,147)	(103,000)	(19,000)

Net cash used in investing activities	(4,795)	(32,609)	(299,876)

Cash flows from financing activities:
Other borrowings raised	1,522	10,350	5,298
Other borrowing raised from related party	74	500	—
Repayment of other borrowings	(1,672)	(11,367)	(7,600)
Repayment of Bank borrowings	18,882	128,400	—
Bank borrowings repaid	(8,588)	(58,400)	—
Guarantee deposit paid	(441)	(3,000)	—
Exercise of warrants	—	—	16,778
Repayment of capital lease obligation	13	88	(184)
Collection of subscription receivable	—	—	87,670

Net cash provided by financing activities	9,790	66,571	101,962

	For the nine months ended September 30,
	2009	2009	2008
	US$	RMB	RMB
	(Note 1)		(Note 1)
Effect of foreign exchange rate changes	—	—	(377)
Net increase(decrease) in cash and cash equivalents	26,203	178,181	(50,726)
Cash and cash equivalents at beginning of the period	32,372	220,131	138,610

Cash and cash equivalents at end of the period	58,575	398,312	87,884

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

Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been using the same accounting policies used in the preparation of the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except for the following additional accounting policies:

(1) Adoption of authoritative pronouncement issued by Financial Accounting Standards Board (“FASB”) regarding the noncontrolling interest.

Effective January 1, 2009, the Company adopted authoritative pronouncement issued by FASB regarding the noncontrolling interest. The adoption did not impact the condensed consolidated financial statements for the three and nine month periods ended September 30, 2009, except for the accounting requirements for acquisitions of additional interests in subsidiaries, and the presentation and disclosure requirements affecting all periods presented including (a) the noncontrolling interest has been reclassified to equity, (b) consolidated net income or loss has been adjusted to include the net income or loss attributable to the noncontrolling interest, (c) consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributable to the noncontrolling interest and (d) for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest.

(2) Adoption of authoritative pronouncement issued by the FASB regarding business combinations.

Effective January 1, 2009, the Company adopted authoritative pronouncement issued by the FASB regarding business combinations. The adoption did not have a significant effect on the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2009.

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.8 to US$1 was applied as of September 30, 2009. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

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

On April 9, 2009, the FASB issued authoritative pronouncement regarding interim disclosures about fair value of financial instruments”. This pronouncement amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. This pronouncement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This pronouncement became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this pronouncement requires comparative disclosures only for periods ending after initial adoption. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued authoritative pronouncement regarding recognition and presentation of other-than-temporary impairments. This pronouncement amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This pronouncement became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this pronouncement requires comparative disclosures only for periods ending after initial adoption. The adoption of this pronoucement did not have a significant effect on the Company’s consolidated financial position or results of operations.

On April 9, 2009, the FASB issued authoritative pronouncement regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This pronouncement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This pronouncement became effective on April 1, 2009 and is applied prospectively. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this pronouncement requires comparative disclosures only for periods ending after initial adoption. The adoption of the Codification has no significant effect on the Company’s consolidated financial position or results of operations.

On May 28, 2009, the FASB issued authoritative pronouncement regarding subsequent events. The objective of this pronouncement is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this pronouncement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement is effective for interim or annual periods ending after June 15, 2009. The adoption of the Codification has no significant effect on the Company’s consolidated financial position or results of operations.

On June 12, 2009, the FASB issued authoritative pronouncement regarding amendments to FASB Interpretation No. 46(R) (“Fin 469R)”). This pronouncement is a revision to FIN 46(R) and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement retains the scope of FIN 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement 166. The Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently evaluating whether the adoption of this pronouncement will have a significant effect on its consolidated financial position or results of operations.

On July 1, 2009, the FASB issued authoritative pronouncement, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative nongovernmental US GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

On August 28, 2009, the FASB issued ASU 2009-05 (previously exposed for comments as proposed FSP FAS 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in ASC 820), which can be classified into two broad categories:

A valuation technique that uses a quoted price:

Of an identical liability when traded as an asset.

Of a similar liability or of a similar liability when traded as an asset.

Another valuation technique (e.g., a market approach or an income approach), including one of the following:

A technique based on the amount an entity would pay to transfer the identical liability.

A technique based on the amount an entity would receive to enter into an identical liability.

The ASU is effective for the first interim or annual reporting period beginning after the ASU’s issuance. The Company is currently evaluating whether the adoption will have a significant effect on its consolidated financial position or results of operations

3.	ACQUISITION

On April 11, 2008, Yupei Training Information Technology Co., Ltd. (“YPSH”), the Company’s subsidiary in the People’s Republic of China (the “PRC”), consummated the acquisition of an 80% interest in Hai Lai Education Technology Limited (“Hai Lai”) from Beijing Heng Tai Jufu Investment Limited. Hai Lai holds the entire interest in the Foreign Trade and Business College of Chongqing Normal University (“FTBC”) and Hai Yuen Company Limited (“Hai Yuen”). FTBC is a private college affiliated with Chongqing Normal University. The consideration for the acquisition was RMB480,000. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price allocation was as follows:

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

Pro forma

The following supplemental unaudited pro forma results of operations for the three months and nine months ended September 30, 2008 presented the acquisition as if it had occurred on January 1, 2008. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates, indicated, or that may result in the future:

	For the three months	For the nine months ended
	ended September 30,	September 30,
	2008	2008
	RMB	RMB
Net revenues	72,779	236,492

Net income attributable to ChinaCast Education Corporation	23,288	54,914
Net income per share — basic	0.74	1.91
Net income per share — diluted	0.74	1.89

On September 18, 2009, YPSH consummated the acquisition of the entire interest in Chongqing Chaosheng Education and Investment Co., Ltd. (“Chaosheng”), which holds a 20% interest in Hai Lai, for a total purchase price of RMB135,000. In return, the Company issued 2,582,947 shares of its common stock to the parties designated by the original owners of Chaosheng. Upon Consummation of the above acquisition, YPSH effectively owns the 100% interest in Hai Lai.

4.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of September	As of
	30,	December 31,
	2009	2008
	RMB	RMB
Rental deposits	298	166
Utilities deposits	270	270
Guarantee deposit	3,000	—
Other deposits	250	250

Total	3,818	686

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

5.	COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	RMB	RMB	RMB	RMB
Net income	29,392	22,509	79,780	59,324
Foreign currency translation adjustments	41	(75)	(699)	(321)

Comprehensive income	29,433	22,434	79,081	59,003
Comprehensive income attributable to noncontrolling interest	(2,038)	(2,820)	(6,943)	(5,661)

Comprehensive income attributable to ChinaCast Education Corporation	27,935	19,614	72,138	53,342

6.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of September 30,	As of December 31,
	2009	2008
	RMB	RMB
Brand name usage right
Cost	22,532	22,532
Less: Accumulated amortization	(3,439)	(3,004)
Less: Impairment loss	(14,500)	(14,500)

	4,593	5,028

Customer relationship
Cost	40,329	40,329
Less: Accumulated amortization	(25,425)	(14,027)

	14,904	26,302

Acquired intangible assets, net	19,497	31,330

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

For the three and nine month periods ended September 30, 2009, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB145 and RMB435, respectively. The Company will record further amortization expenses in respect of brand name usage right of RMB145, RMB580, RMB580, RMB580, RMB580, RMB2,128 in 2009, 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

On April 11, 2008, the Company acquired a customer relationship through an acquisition (see Note 3). The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

For the three and nine month periods ended September 30, 2009, the Company recorded amortization expense in respect of the customer relationship amounting to RMB3,507 and RMB11,398, respectively. The Company will record further amortization expenses in respect of the customer relationship of RMB2,629, RMB8,767 and RMB3,508 in 2009, 2010 and 2011, respectively.

7.	BORROWINGS

In June 2009, a bank borrowing amounting to RMB30,000 was raised. The bank borrowing carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% to 20% per annum and was secured by guarantees given by CQEG and by Hai Lai in favor of the relevant bank. In connection with the guarantee given by CQEG, the entitlement to tuition fees from students of FTBC and a deposit of RMB3,000 were pledged to CQEG. RMB10,000 of the borrowing will be repayable in September 2010, the remaining RMB20,000 will be repayable in June 2011.

In August 2009, an aggregate amount of bank borrowings amounting to RMB40,000 was raised. The bank borrowings carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% to 20% per annum and were secured by guarantees given by CQEG and by Hai Lai in favor of the relevant bank. RMB6,000, RMB14,000 and RMB20,000 of the borrowings will be repayable in September 2010, September 2011 and August 2012. These borrowings were secured by either land use rights of FTBC or the entitlement to tuition fees from students of FTBC.

A bank borrowing outstanding as of January 1, 2009 amounting to RMB20,000 was repayable in June 2009 under its original terms of the loan agreement. In June 2009, the Company entered into an agreement with the relevant bank that effectively extended the maturity of the borrowing to June 2010.

During the nine months ended September 30, 2009, an aggregate amount of other borrowings amounting to RMB10,850 was raised. The borrowings carried interest at 6.31% per annum, were unsecured and fully repaid in September 2009.

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

On January 11, 2008, the Company agree to grant, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was entitled to 100,000 restricted shares of the Company’s common stock. The fair value of these restricted shares was determined based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On June 25, 2009, 120,000 restricted shares were issued.

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

None of these shares based compensations have been forfeited up to September 30, 2009.

A summary of the share option activity under 2007 Plan was as follows:

Weighted
Average
Exercise
	Number	Price
	of options	US$
Options outstanding at January 1, 2007 and December 31, 2007	—	—
Granted	1,200,000	6.30
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2008	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

		Weighted
		Average
		Exercise
	Number	Price
	of options	US$
Options outstanding at September 30, 2009	1,200,000	6.30

Options exercisable at September 30, 2009	802,000	6.30

The per share fair value of options as of January 11, 2008, the grant date was as follows:

Ordinary shares	US$	2.67
	(RMB	19.33)

The aggregate intrinsic value of share options outstanding and exercisable as of September 30, 2009 was US$1,164 and US$778, respectively.

The weighted average remaining contractual life is 8.25 years as of September 30, 2009.

Total share-based compensation expenses amounting to RMB3,135 and RMB2,229 were recognized for the three-month periods ended September 30, 2009 and 2008, respectively. Total share-based compensation expenses amounting to RMB12,847 and RMB13,585 were recognized for the nine month periods ended September 30, 2009 and 2008, respectively.

There was RMB6,308 of total unrecognized compensation expense related to the stock based compensation arrangements for the restricted shares and share options as of September 30, 2009.

As of September 30, 2009, no other awards have been granted under the 2007 Plan.

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

The Company adopted the authoritative pronouncement issued by FASB regarding accounting for uncertainty in income taxes on January 1, 2007. During the nine months ended September 30, 2009, the unrecognized tax benefits increased from RMB44,612 to RMB50,403.

10.	NET INCOME ATTRIBUTABLE TO CHINACAST EDUCATION CORPORATION PER SHARE

Reconciliation of the basic and diluted net income per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Numerator used in basic and diluted net income attributable to ChinaCast Education Corporation per share:
Income attributable to holders of ordinary shares	RMB27,356	RMB19,689	RMB72,835	RMB53,663

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income attributable to ChinaCast Education Corporation per share	36,133,233	31,373,482	35,814,325	28,695,241

Plus:
Incremental ordinary shares from assumed conversions of stock options and exercises of Underwriter Warrants and restricted shares granted to directors (Note 12)	246,651	—	130,939	331,667

Weighted average ordinary shares outstanding used in computing diluted net income attributable to ChinaCast Education Corporation per share	36,379,884	31,373,482	35,945,264	29,026,908

Net income attributable to ChinaCast Education Corporation per share—basic:	RMB0.76	RMB0.63	RMB2.03	RMB1.87

Net income attributable to ChinaCast Education Corporation per share —diluted:	RMB0.75	RMB0.63	RMB2.03	RMB1.85

The diluted net income attributable to ChinaCast Education Corporation per share calculations for three and nine months periods ended September 30, 2009 have not included the outstanding Warrants, UPO, UPO Warrants (see Note 12) or the outstanding employee share options since they are either anti-dilutive or expired.

11.	SEGMENT INFORMATION

Since the acquisition of Hai Lai in April 2008, the Company has been organized as two business segments, the E-learning and training service Group (“ELG”), encompassing all the Company’s business operations before the acquisition, and the Traditional University Group (“TUG”), offering bachelor and diploma programs to students in the PRC. The Company follows the authoritative pronouncement issued by FASB regarding Disclosures about segments of an enterprise and related information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The following were details of the Company’s reportable segments:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	RMB	RMB	RMB	RMB
Revenues from external customers:
ELG	51,497	46,317	146,125	154,122
TUG	31,439	26,462	89,826	52,074

	82,936	72,779	235,951	206,196

Additional analysis of revenues from ELG by product or service:
Service	49,601	44,394	140,060	129,795
Equipment	1,896	1,923	6,065	24,327

	51,497	46,317	146,125	154,122

Additional analysis of revenues from ELG by business lines:
Post secondary education distance learning	28,857	24,274	81,308	71,082
K-12 and content delivery	16,047	16,220	48,310	49,500
Vocational training, enterprise/government training and networking services	6,593	5,823	16,507	33,540

	51,497	46,317	146,125	154,122

Income from operations:
ELG	27,117	16,768	70,720	46,207
TUG	10,974	8,352	30,188	15,025

	38,091	25,120	100,908	61,232

	As of September	As of December
	30, 2009	31, 2008
	RMB	RMB
Segment assets:
ELG	785,916	725,516
TUG	879,184	773,643

	1,665,100	1,499,159

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the

Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three and nine months periods ended September 30, 2009.

One customers as of September 30, 2009 and four different customers as of December 31, 2008 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 15.3% and 55.4% of the Company’s accounts receivable balance at September 30, 2009 and December 31, 2008, respectively.

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

All the outstanding UPO and UPO Warrants expired during the nine months ended September 30, 2009. As of September 30, 2009, there were 255,000 Underwriter Warrants outstanding.
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
14.	SUBSEQUENT EVENT

The Company has performed an evaluation of the subsequent events review through November 9, 2009, which is the date the unaudited condensed consolidated financial statements were issued.

On October 5, 2009, the Company made an announcement regarding the completion of its acquisition of the entire interest in East Achieve Limited, the holding company which owns the 100% indirect interest in Lijiang College for a total purchase price of RMB365,000. Lijiang College offers fully accredited bachelor degree and diploma courses in tourism, hospitality, language studies, computer engineering, economics, law, music, art and physical education.

On October 12, 2009, the Company entered into an agreement with the China University of Petroleum (“CUP”) to establish a new entity. The entity will be held 60% by the Company, which will invest RMB30,000 and 40% by CUP, which will invest RMB20,000 and will provide e-learning service to students using CUP’s distance learning license.

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
Critical Accounting Policies
For summary of the critical accounting policies and the significant judgments and estimates made on the part of the management, see item 7 of Form 10-K for the year ended December 31, 2008 filed by the Company on March 16, 2009. The following are accounting policies that were either new or were adopted during the nine months ended September 30, 2009.
(1) Adoption of authoritative pronouncement issued by Financial Accounting Standards Board (the “FASB”) regarding the noncontrolling interest.
Effective January 1, 2009, we adopted authoritative pronouncement issued by FASB regarding the noncontrolling interest. The adoption did not impact the condensed consolidated financial statements for the quarter ended March 31, 2009, except for the presentation and disclosure requirements affecting all periods presented including (a) the noncontrolling interest has been reclassified to equity, (b) consolidated net income or loss has been adjusted to include the net income or loss attributable to the noncontrolling interest, (c) consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributable to the noncontrolling interest and (d) for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest.
(2) Adoption of authoritative pronouncement issued by the FASB regarding business combinations.
Effective January 1, 2009, the Company adopted authoritative pronouncement issued by the FASB regarding business combinations. The adoption did not have a significant effect on our consolidated financial statements for the nine months ended September 30, 2009.

Results of Operations
For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. CCL’s registered branch in Beijing is referred to as “CCLBJ.” The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.8RMB at September 30, 2009 for the three months and nine months ended September 30, 2009.
Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.
The revenue of the Company for the three months and nine months ended September 30, 2009 amounted to RMB82.9 million (US$12.2 million) and RMB236.0 million (US$34.7 million), respectively representing an increase of 14.0% and 14.4% over the revenue of the corresponding period in 2008. The increase in revenue for the nine months ended September 30, 2009 was mainly due to the acquisition of Hai Lai, which forms the TUG, in the second quarter of 2008.
Revenue of the ELG amounted to RMB51.5 million (US$7.6 million) and RMB146.1 million (US$21.5 million) for the three months and nine months ended September 30, 2009, respectively, as compared to revenue of RMB46.3 million and RMB154.1 million of the ELG for the three months and nine ended September 30, 2008. Service income, mainly of a recurring nature amounted to RMB49.6 million (US$7.3 million) and RMB140.1 million (US$20.6 million) for the three months and nine months ended September 30, 2009, respectively, compared to RMB44.4 million and RMB129.8 million for the same periods in 2008. Equipment sales, mainly project based, amounted to RMB1.9 million (US$0.3 million) and RMB6.1 million (US$0.9 million) for the three months and nine months ended September 30, 2009, respectively, against RMB1.9 million and RMB24.3 million for the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	September 30, 2009		September 30, 2008
(millions)	US$	RMB	RMB
Post secondary education distance learning	4.2	28.9	24.3
K-12 and content delivery	2.4	16.0	16.2
Vocational training, enterprise / government training and networking and English training services	1.0	6.6	5.8
Total ELG revenue	7.6	51.5	46.3

	Nine Months ended
	September 30, 2009		September 30, 2008
(millions)	US$	RMB	RMB
Post secondary education distance learning	12.0	81.3	71.1
K-12 and content delivery	7.1	48.3	49.5
Vocational training, enterprise / government training and networking and English training services	2.4	16.5	33.5
Total ELG revenue	21.5	146.1	154.1
Net revenue from post secondary education distance learning services increased from RMB71.1 million in the nine months ended September 30, 2008 to RMB81.3 million (US$12.0 million) in the nine months ended September 30, 2009. Net revenue from post secondary education distance learning services increased from RMB24.3 million in the three months ended September 30, 2008 to RMB28.9 million (US$4.2 million) in three months ended September 30, 2009. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ, increased to 141,000 at September 30, 2009 from 131,000 at September 30, 2008. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 2.4% from RMB49.5 million for the nine months ended September 30, 2008 to RMB48.3 million (US$7.1 million) for the nine months ended September 30, 2009. The revenue from the K-12 and content delivery business decreased slightly by approximately 1.1% from RMB16.2 million for the three months ended September 30, 2008 to RMB16.0 million (US$2.4 million) for the three months ended September 30, 2009. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500. The decrease in revenue was due to fluctuation in project-based revenues.
Net revenue from vocational and career training services, enterprise government training and networking and English language training services decreased from RMB33.5 million during the nine months ended September 30, 2008 to RMB16.5 million (US$2.4 million) during the nine months ended September 30, 2009. Net revenue from vocational and career training services, enterprise government training and networking and English language training services increased from RMB5.8 million during the three months ended September 30, 2008 to RMB6.6 million (US$1.0 million) during the three months ended September 30, 2009. The decrease for the nine months ended September 30, 2009 was mainly due to fluctuations in equipment sales, the nature of which is not recurring. Equipment sales included in the revenue of this business line amounted to RMB6.1 million (US$0.9 million) for the nine months ended September 30, 2009, against RMB24.3 million during the same period last year. The increase in revenue of this business line for the three months ended September 30, 2009 was mainly due to fluctuation in project-based service revenues.
TUG was newly established in the second quarter of 2008 after the acquisition of Hai Lai, and its revenue amounted to RMB31.4 million (US$4.6 million) and RMB89.8 million (US$13.2 million) in the three months and nine months ended September 30, 2009. TUG generated a revenue of RMB26.5 million for the third quarter of 2008. The increase in revenue in the third quarter of 2009 was a result of the increase in student enrollment. Foreign Trade and Business College of Chongqing Normal University (“FTBC”) had approximately 12,200 students as at September 30, 2009 and generated RMB28.2 million (US$4.2 million) tuition revenue in the third quarter of 2009. Other revenue of TUG, which comprises mainly accommodation and catering revenue, amounted to RMB3.2 million (US$0.5 million).
Cost of sales of the Company decreased by 4.5% from RMB95.5 million during the first three quarters of 2008 to RMB91.2 million (US$13.4 million) during the first three quarters of 2009. The decrease was due to the reduction in equipment sales. Cost of sales of the Company increased slightly by 0.5% from RMB30.8 million during the third quarter of 2008 to RMB31.0 million (US$4.6 million) during the third quarter of 2009. The increase was mainly due to the increase in depreciation of fixed assets.
ELG’s cost of materials decreased from RMB24.1 million during the first three quarters of 2008 to RMB6.0 million (US$0.9 million) during the first three quarters of 2009. The decrease was mainly due to fluctuations in equipment sales. ELG’s cost of materials was RMB1.9 million (US$0.3 million) during the third quarter of 2008 and during the third quarter of 2009. The cost of service for the ELG amounted to RMB28.3 million (US$4.2 million) for the nine months ended September 30, 2009, as compared to RMB35.2 million for the same period in 2008. The cost of service for the ELG amounted to RMB9.8 million (US$1.4 million) for the three months ended September 30, 2009, as compared to RMB11.1 million for the same period in 2008. The decrease in the third quarter of 2009 as compared to the same period of 2008 was mainly due to the scale down of the English language training service and a reduction in transponder bandwidth fee.
TUG’s cost of sales amounted to RMB19.2 million (US$2.8 million) and RMB56.9 million (US$8.4 million) for the three and nine months ended September 30, 2009, respectively, which comprises payroll to teaching staff, depreciation and amortization of the intangible asset. TUG’s cost of sales amounted to RMB17.8 million for the three months ended September 30, 2008. The increase in the third quarter of 2009 as compared to the same period in 2008 was due to increase in student enrollment.
ELG’s gross profit margin increased by 5.4 percentage points, from 71.9% in the third quarter of 2008 to 77.3% in the third quarter of 2009. The increase was due to the increase in economy of scale as well as the scale down of the English training service and the reduction in transponder bandwidth fee. TUG’s gross profit margin was 38.8% for the third quarter of 2009 as compared to 32.8% for the same period of 2008. The increase was mainly due to the increase in student enrollment and revenue.
For the nine months ended September 30, 2009, the Company received a management service fee of RMB3.8 million (US$0.6 million), as compared to RMB4.7 million during the nine months ended September 30, 2008. For the three months ended September 30, 2009, the Company received a management service fee of RMB0.5 million (US$0.08 million), as compared to RMB1.9 million during the three months ended September 30, 2008. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company. The decrease in management fee was mainly due to the transfer of business from CCLBJ.
Selling and marketing expenses decreased from RMB6.4 million in the first three quarters of 2008 to RMB3.6 million (US$0.5 million) in the first three quarters of 2009. Selling and marketing expenses decreased from RMB2.0 million in the third quarter of 2008 to RMB0.9 million (US$0.1 million) in the third quarter of 2009. The decrease was due to the scale down of the English language training division as described in MD&A in the Form 10-K for the year ended December 31, 2008.

General and administrative expenses decreased slightly by 5.3% to RMB44.5 million (US$6.5 million) in the nine months ended September 30, 2009 from RMB47.0 million during the nine months ended September 30, 2008. General and administrative expenses decreased by 19.7% to RMB13.3 million (US$2.0 million) in the three months ended September 30, 2009 from RMB16.6 million during the three months ended September 30, 2008. The decrease was mainly due to the decrease in the professional expenses in general and administrative expenses, which decreased from RMB3.7 million in the third quarter of 2008 to RMB1.1 million (US$0.2 million) in the third quarter of 2009.
The Company has foreign exchange gain of RMB0.07 million (US$0.01 million) for the first three quarters of 2009 compared to a loss of RMB1.0 million during the first three quarters of 2008. The Company has foreign exchange loss of RMB0.05 million (US$0.01 million) for the third quarter of 2009 compared to a loss of RMB0.4 million during the third quarter of 2008. The change was a result of stabilization of the change in the RMB/US exchange rate and the reduction of the Company’s holding in US dollars.
Interest income decreased from RMB15.8 million in the first three quarters of 2008 to RMB6.9 million (US$1.0 million) in the first three quarters of 2009. Interest income decreased from RMB4.2 million in the third quarter of 2008 to RMB2.1 million (US$0.3 million) in the third quarter of 2009. The decrease in the third quarter of 2009 was due to the reduction in interest rate as well as a lower amount of the Company’s term deposits.
Interest expense increased from RMB0.4 million in the first three quarters of 2008 to RMB5.6 million (US$0.8 million) in the first three quarters of 2009. Interest expenses increased from RMB0.3 million in the third quarter of 2008 to RMB2.4 million (US$0.4 million) in the third quarter of 2009. Interest expense was mainly associated with the loan of the TUG to finance the construction of the campus. A large portion of interest payment in the third quarter of 2008 was capitalized and no interest payment was capitalized in the third quarter of 2009.
Overall, profit before income tax and loss in equity investments increased from RMB29.1 million in the three months ended September 30, 2008 to RMB37.8 million (US$5.6 million) in the three months ended September 30, 2009, an increase of 30.1%. The increase was mainly due the increase in revenue.
The Company recorded a loss in equity investments amounted to RMB0.8 million (US$0.1 million) in the third quarter of 2009 compared to a gain of RMB0.2 million in the third quarter of 2008.
Income taxes increased by 13.2% from RMB6.7 million in the third quarter of 2008 to RMB7.6 million (US$1.1 million) in the third quarter of 2009. The increase was due to the increase in business and a higher tax rate for the ELG.
Noncontrolling interest amounted to RMB2.0 million (US$0.3 million) for the three months ended September 30, 2009 as compared to RMB2.8 million for the three months ended September 30, 2008. The noncontrolling interest resulted mainly from the acquisition of Hai Lai, in which there was a 20% minority stake. On September 18, 2009, the Company acquired the 20% minority stake, which resulted in a reduction of the noncontrolling interest for the three months ended September 30, 2009 as compared to the same period in 2008.
Net income attributable to the Company increased by 38.9% to RMB27.4 million (US$4.0 million) in the three months ended September 30, 2009 from RMB19.7 million in the three months ended September 30, 2008.
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

Liquidity and Capital Resources
The following is a summary of the key items from the consolidated balance sheets.

			As of
	As of		December 31,
	September 30, 2009		2008
(millions)	RMB	US$	RMB
Cash and cash equivalents	398.3	58.6	220.1
Term deposits	280.0	41.2	369.0
Subtotal	678.3	99.8	589.1
Accounts receivable	55.7	8.2	32.6
Inventory	1.7	0.3	1.4
Prepaid expenses and other current assets	6.5	1.0	9.0
Total current assets	744.2	109.4	634.6
Non-current advances to a related party	97.6	14.4	110.2
Total assets	1,665.1	244.9	1,499.2
Cash and cash equivalents balances increased from RMB220.1 million as at December 31, 2008, to RMB398.3 million (US$58.6 million) as at September 30, 2009. The increase was mainly because of transfer from fixed deposits prior to the payment of acquisition consideration in the fourth quarter of 2009.
There was net cash generated from operating activities of RMB135.3 million (US$19.9 million) for the nine months ended September 30, 2009 as compared to net cash from operating activities of RMB147.6 million for the nine months ended September 30, 2008. In the first three quarters of 2009, there was an increase in accounts receivable in the current period which is mainly due to that several universities settled the payments near the end of year 2008 which is earlier than usual. There was a cash outflow in relation to the payment of accrued expenses and other current liabilities of RMB22.3 million in the nine months ended September, 2009. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.
Net cash used in investment activities in the nine months ended September 30, 2009 was RMB23.7 million (US$3.5 million), mainly reflecting the transfer from term deposit of RMB89.0 million (US$13.1 million) and the payment of the first tranche of the consideration in relation to the acquisition of the Lijiang College amounting to RMB100 million (US$14.7 million). For the nine months ended September 30, 2008, transfer from term deposit amounted to RMB187.8 million to finance the acquisition of Hai Lai, which resulted in a cash outflow of RMB465.5 million for the period.
Net cash provided by financing activities in the first nine months of 2009 was RMB66.6 million (US$9.8 million). New loans were obtained to finance the expansion of the capacity of FTBC.
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
Total assets at September 30, 2009 amounted to RMB1,665.1 million (US$244.9 million), an increase of 11.1%, when compared to the total assets amounting to RMB1,499.2 million at December 31, 2008. Total current assets increased by 17.3% to RMB744.2 million at September 30, 2009.
Accounts receivable increased from RMB32.6 million as at December 31, 2008 to RMB55.7 million (US$8.2 million) at September 30, 2009. The increase was due to the seasonal factor in the settlement of accounts receivable by the Company’s customers. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.
Inventory, mainly made up of satellite transmission and receiving equipment, increased slightly to RMB1.7 million (US$0.3 million) at September 30, 2009.

Prepaid expenses and other current assets decreased from RMB9.0 million as at December 31, 2008 to RMB6.5 million (US$1.0 million). The decrease was mainly due to the decrease of accrued interest income from fix deposits.
The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB97.6 million (US$14.4 million) as at September 30, 2009. As at December 31, 2008, the amount advanced was RMB110.2 million, the decrease is mainly due to repayment made.
On September 18, 2009, the Company closed a $19,765,950 private placement of 2,582,947 restricted shares of common stock of the Company (the “Shares”). The purchasers of the Shares were the former minority shareholders of The Foreign Trade and Business College of Chongqing Normal University. The sale of the Shares to each of the investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S under the Act due to the fact that the offering of the Shares was not made in the United States and that each of the investors is a non-U.S. Person (as defined in the Act).
As at September 30, 2009, the Company had total long-term bank loans of RMB148.4 million (US$21.8 million). RMB94.4 million of the bank loans are expiring within one year were secured by pledge of certain land use rights and buildings in Hai Lai, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals. The rest RMB54.0 million of bank loan is expiring over one year which was secured by the guarantees provided by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to tuition fee of FTBC and a deposit of RMB3 million paid to CQEG were used as securities.
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
     Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on September 30, 2009, the exchange rate between the RMB and the U.S. dollar was RMB6.8 to US$1.
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
     We recognized a foreign exchange loss of approximately RMB0.05 million (US$0.01 million) and a foreign exchange gain of approximately RMB0.07 million (US$0.01 million) for the three months and nine months ended September 30, 2009, respectively. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.
Interest Rate Risk
     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months and nine months ended September 30, 2009, we recorded an interest income of RMB2.1 million (US$0.3 million) and of RMB6.9 million (US$1.0 million), respectively. Any significant changes in interest rate might have an adverse effect on this interest income.
     We have short-term and long-term debt amounting to RMB148.4 million (US$21.8 million) as at September 30, 2009. Interest paid in the three months and nine months ended September 30, 2009 was RMB2.4 million (US$0.4 million) and RMB5.6 million (US$0.8 million), respectively. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2008 Annual Report on
Form 10-K.
Inflation
     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures were effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 18, 2009, we closed a $19,765,950 private direct investment in the Company by the former minority shareholders of The Foreign Trade and Business College of Chongqing Normal University, pursuant to which such investors purchased 2,582,947 restricted shares of common stock of the Company (the “Shares”) for a purchase price of $7.6524 per share. The sale of the Shares to each of these investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S under the Act due to the fact that the offering of the Shares was not made in the United States and that each of the investors is a non-U.S. Person (as defined in the Act).
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
2.1	Share Transfer Agreement dated August 11, 2009 by and between Yupei Training Information Technology Co., Ltd. and Chongqing Chaosheng Education and Investment Co., Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 11, 2009)

2.2	Summary of Cancellation Agreement dated September 18, 2009 by and between Yupei Training Information Technology Co., Ltd. and Chongqing Chaosheng Education and Investment Co., Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated August 11, 2009)

2.3	Summary of Share Transfer Agreement dated September 18, 2009 by and between Yupei Training Information Technology Co., Ltd. and the shareholders of Chongqing Chaosheng Education and Investment Co., Ltd.(filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated August 11, 2009)

2.4	Share Transfer Agreement dated September 28, 2009 by and among ChinaCast Communication Holdings Limited, Xie Jiqing, East Achieve Limited, Shanghai Xijiu Information Technology Co., Ltd., China Lianhe Biotechnology Co., Ltd. and Lijiang College of Guangxi Normal University (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2009)

10.1	Share Purchase Agreement dated as of September 18, 2009 by and among Chinacast Education Corporation and the investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated September 17, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: November 9, 2009	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Transfer Agreement dated August 11, 2009 by and between Yupei Training Information Technology Co., Ltd. and Chongqing Chaosheng Education and Investment Co., Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 11, 2009).

2.2	Summary of Cancellation Agreement dated September 18, 2009 by and between Yupei Training Information Technology Co., Ltd. and Chongqing Chaosheng Education and Investment Co., Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated August 11, 2009).

2.3	Summary of Share Transfer Agreement dated September 18, 2009 by and between Yupei Training Information Technology Co., Ltd. and the shareholders of Chongqing Chaosheng Education and Investment Co., Ltd.(filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated August 11, 2009).

2.4	Share Transfer Agreement dated September 28, 2009 by and among ChinaCast Communication Holdings Limited, Xie Jiqing, East Achieve Limited, Shanghai Xijiu Information Technology Co., Ltd., China Lianhe Biotechnology Co., Ltd. and Lijiang College of Guangxi Normal University (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

10.1	Share Purchase Agreement dated as of September 18, 2009 by and among ChinaCast Education Corporation and the investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated September 17, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.