Form 10-K
period 2009-12-31
CHINACAST EDUCATION CORP
filed 2010-03-29
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File No. 001-33771

CHINACAST EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-178991
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 08, 20/F, One International Financial Centre, 1 Harbour View Street,
Central, Hong Kong
(Address of Principal Executive Offices)

(852) 3960-6506
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

$0.0001 Common Stock	NASDAQ Global Market

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock on June 30, 2009 held by non-affiliates of the registrant was approximately $184,843,503 based on the reported last sale price of common stock on the NASDAQ Stock Market LLC on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 22, 2010 was 46,043,218

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINACAST EDUCATION CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2009

TABLE OF CONTENTS

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

PART I.

ITEM 1. BUSINESS

General

ChinaCast Education Corporation is a leading for-profit, post-secondary education and e-Learning services provider in China. The Company provides post-secondary degree and diploma programs through its two universities in China: The Foreign Trade and Business College of Chongqing Normal University and the Lijiang College of Guangxi Normal University. These universities offer fully accredited, career-oriented bachelor's degree and diploma programs in business, economics, law, IT/computer engineering, hospitality and tourism management, advertising, language studies, art and music. The Company provides its e-Learning services to post-secondary institutions, K-12 schools, government agencies and corporate enterprises via its nationwide satellite/fiber broadband network. These services include interactive distance learning applications, multimedia education content delivery, English language training and vocational training courses. The Company is listed on NASDAQ Global Select Market with the ticker symbol CAST.

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

CCH’s principal subsidiary, ChinaCast Technology (BVI) Limited (“CCT”), was founded in 1999 to provide funding for its satellite broadband Internet services through the satellite operating entities ChinaCast Company Ltd — Beijing Branch (“CCLBJ”) and ChinaCast Li Xiang Co. Ltd. (“CCLX”). We account for our relationship with CCLX as an interest in a variable interest entity that is consolidated in our financial statements. We receive a management service fee from CCLBJ. CCLBJ is not consolidated in our financial statements. CCLX is owned 90% by ChinaCast Co., Ltd. (“CCL”) and 10% by Li Wei personally, CCH’s Executive Director and Chief Operating Officer.

In late 2000, CCH identified demand for its services in the education industry. Given the limited resources of its tertiary institutions (i.e., university/college), and to meet the fast-growing population of its university students, the PRC Ministry of Education (“MOE”)granted licenses to approximately 30 (subsequently increased to 68) universities to conduct undergraduate and post-graduate courses by distance learning.

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

On September 18, 2009, the Company entered an agreement with all the shareholders of Chongqing Chaosheng Education and Investment Co., Ltd. (“Chaosheng”) to acquire the 100% equity interest in Chaosheng for a total consideration of RMB135 million. Chaosheng held the remaining 20% equity interest in Hai Lai. After the completion of the acquisition of Chaosheng, the Company  holds 100% of the equity interest of Hai Lai.

On October 5, 2009, the Company completed the acquisition of East Achieve Limited (“East Achieve”), the holding company which beneficially owns 100% of Lijiang College (“LJC”). The total consideration was RMB365 million, of which RMB295 million has been paid and the remaining contingent consideration of RMB70 million will need to be paid within 30 days of August 31,  2010.

Since our acquisition of Hai Lai, we have organized as two business segments, the E-learning and training service group (the “ELG”), encompassing all of the Company’s business before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The ELG offers products and services to customers under three principal business lines:

•
Post Secondary Education Distance Learning Services — We enable universities and other higher learning institutions to provide nationwide real-time distance learning services. Our “turn-key” packages include all the hardware, software and broadband satellite network services necessary to allow university students located at remote classrooms around the country to interactively participate in live lectures broadcast from a main campus. The Company currently services 15 universities with over 138,000 students in over 300 remote classrooms. For example, Beijing Aeronautical and Aeronautics University (Beihang), consistently ranked among the top ten Universities in China by the Ministry of Education, launched its distance learning network in cooperation with CCH in 2002. By 2010, the number of distance learning students of Beihang reached 25,000, at over 120 remote learning centers in China. In return for the turn-key distance learning services, we receive from the University a percentage of each remote student’s tuition.

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

The TUG offers products and services to customers under one principal business line:

•
University — FTBC and LJC are independent, for-profit, private residential universities affiliated with Chongqing Normal University and Guangxi Normal University respectively. With a total of 20,000 on campus students, FTBC and LJC offer four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music, foreign languages, tourism, hospitality, computer engineering, law and art, all of which are fully accredited by the Ministry of Education.

The China Education Market

According to the MOE, the Chinese government plans to increase spending on public education significantly, from the budget allocation of 2.8% of GDP (US$212 billion) in 2005 to 4.0% (US$412 billion) by 2010. Even after this increase, the target level will still be less than in developed countries, which typically spend an average of over 5% of GDP on education services.

In terms of number of enrollments, China has the largest market in the world. Compounded annual growth rate for 2004 to 2008 was 16% in China compared to only 2% in the USA. Despite its current size, we expect the number of post-secondary enrollments will continue to grow. The MOE plans to double the current number of seats in post-secondary education to over 40 million by 2020. The percentage of post-secondary students as a percentage of the age group is only 22% which is significantly less than other developed countries. The percentage of population in China with a 4 year college degree is even lower, at less than 5%.

We have identified 4 key drivers that will drive the growth in the Chinese education market. Firstly, PRC statistics suggest that Chinese consumers recognize education to be crucial to a better life. According to the China State Bureau of Statistics, the average family plans to spend roughly 7% of its disposable income on education. This spending is highly concentrated as most households have only one child. Secondly, the demographic trend in China will drive the demand for postsecondary education seats over the next 10 years as the percentage population at college age swells. Thirdly, the expected financial reward after gaining an accredited college degree is much more than in the more mature countries such as the US. And lastly, the job market in China is becoming very competitive and a post secondary education is essential to get a good job.

The MOE has been very active in reforming the education in China. They have issued distance learning licenses to 68 of the country’s top colleges and universities, allowing them to offer degrees programs off-campus. Prior to that, all college education was residential. The MOE has also allowed the development of over 600 privately invested post-secondary colleges some of which are allowed to offer accredited degrees and diplomas. For K-12  the MOE launched the “All Schools Connected” project to equip all of China’s primary, middle and high schools with e-learning systems by 2010. The market for online vocational training and certification exam preparation is also developing rapidly.

The Company strives to tailor its education services to address China’s task of educating its rapidly growing post-secondary students as well as in vocational training and K-12 markets.

Business Strategy

The Company believes that the combination of its traditional bricks and mortar universities, its proprietary e-learning products and services, ownership of a nationwide broadband content delivery network and, its ability to generate educational content are essential to its long-term growth.

The Company seeks to achieve brand recognition in targeted high growth, high margin market segments, such as for-profit education and vocational/career training. It strives to maximize customer loyalty and increase margins by offering additional services not offered by traditional service providers. The Company intends to continue to develop new services via internal development and mergers and acquisitions that integrate both e-learning and traditional bricks and mortar university education.

Sales and Marketing

To reach its customers, the Company utilizes a direct sales force, distributors, resellers, internet marketing and joint marketing efforts with strategic allies, seeking to market its products and services efficiently with minimal capital while fostering profitable customer relationships.

The Company’s sales and marketing team of professional and supporting personnel, located in Beijing and Shanghai, has responsibility for relationship building, performing customer requirements analysis, preparing product presentations, conducting demonstrations, implementing projects and coordinating after-sales support. To reach new customers, the Company pursues various marketing activities, including direct marketing to potential clients and existing customers and strategic joint marketing activities with key partners and government departments such as the MOE and the Ministry of Labor.

On April 11, 2008, the Company completed the acquisiton of 80% of Hai Lai, which holds 100% of FTBC. FTBC is an independent, for profit, private university affiliated with Chongqing Normal University. FTBC offers four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music and foreign languages, all of which are fully accredited by the Ministry of Education. The Company subsequently acquired the remaining 20% interest of Hai Lai in September 2009.

On October 5, 2009, the Company completed the acquisition of East Achieve Limited (“East Achieve”), the holding company which beneficially owns 100% of Lijiang College (“LJC”). LJC is an independent, for profit, private university affiliated with Guangxi Normal University. LJC offers four-year bachelor’s degree programs,in tourism, hospitality, language studies, computer engineering, economics, law, music, art and physical education, all of which are fully accredited by the Ministry of Education.

Competitive Strengths

•         Proven track record in successful acquisition of brick and mortar universities

The Company acquired FTBC in April 2008 and LJC in December 2009. The two universities serve over 21,000 on-campus students offering fully accredited bachelor’s degree and diploma programs. The Company is the first and only US publicly listed for-profit, post-secondary education service company with fully accredited universities in China.

•         E—learning first mover advantage in the PRC

Based on its general knowledge of the industry, the Company believes it is one of the first distance learning providers using satellite broadband services, and we believe that the Company is the market leader in this segment, although there are no independent surveys of this segment. Currently, many broadband operators rely mainly on terrestrial networks that do not have extensive coverage, especially in less-developed areas of rural China. The Company believes its programs provide an attractive alternative for schools that wish to engage only a single company to provide all necessary satellite services, hardware, software and content.

•         Highly scalable, recurring revenue business model

The Company’s E-learning business model is capital efficient, profit driven and highly scalable. Its revenue stream from shared student tuition and school subscriptions provides predictability and visibility. The Company pays close attention to market forces and profit trends, adhering to a strict financial plan that precludes unnecessary capacity or technology not required by its customers.

•         CEC has an experienced and proven management team

The Company’s executive officers and directors have on average over fifteen years experience in China. They have established business relationships in the PRC; extensive experience in leading public companies in China, Hong Kong, Singapore and the United States; government regulatory know-how; and access to capital and long-term personal relationships in the industry.

Corporate Structure

The corporate structure of CEC as of December 31, 2009, together with its contractual relationship with the Satellite Operating Entities, is as follows.

Definitions:

• CEC	ChinaCast Education Corporation

• CCH	ChinaCast Communication Holdings Limited

• CCN	ChinaCast Communication Network Company Ltd.

• CCT	ChinaCast Technology (BVI) Limited

• CCT HK	ChinaCast Technology (HK) Limited

• CCT Shanghai	ChinaCast Technology (Shanghai) Limited

• YPSH	Yupei Training Information Technology Co., Ltd.

• MET	Modern English Trademark Limited

• JSET	Jiangsu English Training Technology Limited

• Chaosheng	Chongqing Chaosheng Education and Investment Co., Ltd.

• Hai Lai	Hai Lai Education Technology Limited

• FTBC	Foreign Trade and Business College of Chongqing Normal University

• Hai Yuan	Hai Yuen Company Limited

• CCLX	ChinaCast Li Xiang Co., Ltd.

• CCLBJ	Beijing Branch of ChinaCast Co., Ltd.

• East Achieve	East Achieve Limited

• SHXJ	Shanghai Xijui Information Technology Co., Ltd.

• Lian He	China Lianhe Biotechnology Co., Ltd.

• LJC	Lijiang College of Guangxi Normal University

Notes:

(1)
The Satellite Operating Entities (“SOE”) are CCLX and CCLBJ (the Beijing branch of ChinaCast Company Ltd. (“CCL”). CCT Shanghai receives service fees from SOE under technical service agreements and pledge agreements signed between CCT Shanghai and CCL, CCLX and the shareholders of CCLX and CCL. Although technically a branch office of CCL and not a legal entity, CCLBJ is operated as a stand-alone group of businesses for purposes of the contractual arrangements with CCT Shanghai. CCLBJ represents CCL’s Turbo 163 business, DDN Enhancement business and Cablenet business (the “Satellite Business”). The revenues and expenses of the branch office are not commingled with those of CCL. The purpose of this arrangement was to carve out the satellite-related businesses of CCL and put them into CCLBJ to facilitate CCH’s monitoring of the Satellite Business and the computation of service fee payable to CEC. Under the above arrangement, which is more fully described in “CEC’s Contractual Arrangements with Satellite Operating Entities” below, CCLX is consolidated into the financial statements of CEC as CCLX is a variable interest entity in which CEC is the primary beneficiary. CCL is not consolidated into CEC’s financial statements as  CEC is not the primary beneficiary of CCL.

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

Prior to its public offering of securities on the Mainboard of the Singapore Exchange, CCH and its subsidiaries, CCT, CCTHK and CCT Shanghai, engaged in a series of share exchanges pursuant to which shareholders of CCT exchanged substantially all of their shares in that entity for CCH ordinary shares. At the same time, CCH engaged in a restructuring of its subsidiaries’ relationship with CCL and CCLX. Throughout this annual report, CCLX and CCLBJ are referred to as the “Satellite Operating Entities.”

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

Service fees charged by the Company . CCLX is obligated to pay CCT Shanghai a monthly service fee for the services rendered by CCT Shanghai. The service fee is equal to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services.

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

CCLX Budget . Pursuant to the Technical Services Agreement, CCLX prepares an annual budget for its business, which includes projected revenue, operating expenses, pricing policies and payment terms. CCLX submits this budget to CCT Shanghai for approval and CCT Shanghai reviews it quarterly. Changes to or deviation from the budget require approval of CCT Shanghai.

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

Pursuant to the “Catalogue for the Guidance of Foreign Investment Industries” effective on December 1, 2007 (Appendix II “Notes for Catalogue of Restricted Industries” 5.7), value-added services: foreign investments are permitted with the proportion of foreign investment not exceeding 50%.

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

Employees

As of March 10, 2010, CEC had 1,300 employees of which 900 are full-time employees. We believe CEC’s relationship with its employees to be good.

Available Information

We file annual reports on Form 10-K , quarterly reports on Form 10-Q , current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.chinacasteducation.com.

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

Risks Relating to our Business

The education sector, in which all of our businesses are conducted, and the telecommunication sector, upon which we are heavily reliant, each are subject to extensive regulation in China, and our ability to conduct business is highly dependent on our compliance with these regulatory frameworks.

The Chinese government regulates all aspects of the education sector, including licensing of parties to perform various services, pricing of tuition and other fees, curriculum content, standards for the operations of schools and learning centers associated with online degree programs and foreign participation. The Chinese laws and regulations applicable to the education and telecommunication sectors are in some aspects vague and uncertain, and often lack detailed implementing regulations. These laws and regulations also are subject to change, and new laws and regulations may be adopted, some of which may have retroactive application or have a negative effect on our business. Moreover, there is considerable ongoing scrutiny of the education sector and its participants.

We must comply with China’s extensive regulations on private and foreign participation in the education and telecommunication sectors, and compliance with such restrictions has caused us to adopt complex structural arrangements with our Chinese subsidiaries and Chinese affiliated entities. If the relevant Chinese authorities decide that our structural arrangements do not comply with these restrictions, we would be precluded from conducting some or all of our current business and our financial condition, results of operations and business strategy may be materially and adversely affected.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, particularly as they relate to the education and telecommunications sectors. We cannot assure you that we will not be found to be in violation of any current or future Chinese laws and regulations. PRC laws and regulations currently require any foreign entity that invests in the education business in China to be an educational institution with relevant experience in providing educational services outside of China. We have acquired the holding companies of FTBC and Lijiang College through our wholly owned subsidiaries in China. However, our Delaware holding company and our subsidiaries out of China are not educational institutions and do not provide educational services, in addition, our wholly owned subsidiaries in China, which are considered foreign-invested, may be considered ineligible to acquire the holding companies of FTBC and Lijiang College to indirectly obtain education licenses and permits in China. Even if a Delaware holding company were to become an educational institution in the future, there is no assurance that the PRC Ministry of Education or any other regulator in China would retrospectively approve of an ownership of FTBC or Lijiang College. If we or any of our Chinese subsidiaries or Chinese affiliated entities are found to be or to have been in violation of Chinese laws or regulations requiring foreign ownership or participation in the education sector to be by an established foreign educational institution or limiting foreign ownership or participation in the education or telecommunication sectors, the relevant regulatory authorities have broad discretion in dealing with such violation, including but not limited to:

•	levying fines and confiscating illegal income;

•	restricting or prohibiting our use of the proceeds to finance our business and operations in China;

•	requiring us to restructure the ownership structure or operations of our Chinese subsidiaries or Chinese affiliated entities;

•	requiring us to discontinue all or a portion of our business; and/or

•	revoking our business licenses.

Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct all or a substantial portion of our business operations, and may materially and adversely affect our business, financial condition and results of operations.

The tuition charged by the Satellite Operating Entities for certain programs, and the post-secondary and diploma programs that we provide curriculum programs to are all subject to price controls administered by the Chinese government, and our revenue is highly dependent on the level of these tuition charges.

Our revenue from e-Learning services comes primarily from service fees that are paid by customers or students and calculated as a percentage of the tuition revenue of the Satellite Operating Entities, ChinaCast Company Ltd — Beijing Branch and ChinaCast Li Xiang Co. Ltd. We provide services to these entities and the tuition charges for these programs are subject to price controls administered by various price control offices under China’s National Development and Reform Commission, or NDRC. Similarly, our revenue from the curriculum programs that we offer to post-secondary and diploma programs is also directly dependent on the tuition revenue of those schools, and those tuition charges are subject to administrative price controls. In light of the substantial increase in tuitions and other education-related fees in China in recent years, China’s price control authorities may impose stricter price control on tuition charges in the future. If the tuition charges upon which our revenue depends, particularly the tuition charges for Satellite Operating Entities, were to be decreased or if they were not to increase in line with increases in our costs because of the actions of China’s administrative price controls, our revenue and profitability would be adversely affected.

We and the Satellite Operating Entities have a relatively short operating history and are subject to the risks of a new enterprise, any one of which could limit growth, content and services, or market development.

Our short operating history makes it difficult to predict how our businesses will develop. In addition, while we have historically provided distance learning services, we have only recently started our for-profit, post-secondary education business. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

•	uncertain growth in the market for, and uncertain market acceptance of, products, services and technologies;

•	the evolving nature of for-profit education and e-Learning services and content; and

•	competition, technological change or evolving customer preferences that could harm sales of services, content or solutions.

If we and the Satellite Operating Entities are not able to meet the challenges of building businesses and managing growth, the likely result will be slowed growth, lower margins, additional operational costs and lower income.

We may not be able to successfully execute future acquisitions or efficiently manage the businesses we have acquired to date or may acquire in the future.

In October 2009, we acquired 100% of the equity of East Archive Limited, the holding company which owns 100% of Lijiang College. Our recent acquisitions and any future acquisitions expose us to potential risks, including risks associated with the diversion of resources from our existing businesses and the inability to generate sufficient revenue to offset the costs and expenses of acquisitions. In addition, the revenue and cost synergies that we expect to achieve from our acquisitions may not materialize. Any of these events could have an adverse effect on our business and operating results. We expect to continue to expand, in part, by acquiring complementary businesses. The success of our past acquisitions and any future acquisitions will depend upon several factors, including:

•	our ability to identify and acquire businesses on a cost-effective basis;

•	our ability to integrate acquired personnel, operations, products and technologies into our organization effectively;

•	our ability to retain and motivate key personnel and to retain the students of the acquired businesses;

•	unanticipated problems or legal liabilities of the acquired businesses; and

•	tax or accounting issues relating to the acquired businesses.

If we are presented with appropriate opportunities, we may acquire additional complementary companies. The integration of acquired companies diverts a great deal of management attention and dedicated staff efforts from other areas of our business. A successful integration process is important to realizing the benefits of an acquisition. If we encounter difficulty integrating our recent and future acquisitions, our business may be adversely affected. The acquisitions may not result in the expected growth or development, which may have an adverse effect on our business. We plan to continue to make strategic acquisitions, and identifying acquisition opportunities could demand substantial management time and resources. Negotiating and financing the potential acquisitions could involve significant cost and uncertainties. If we fail to continue to execute advantageous acquisitions in the future, our overall growth strategy could be impaired, and our operating results could be adversely affected. If we are unable to effectively execute our acquisition strategy or integrate any acquired business, our business, financial condition and results of operations may be materially and adversely affected. In addition, if we use our equity securities as consideration for acquisitions, the value of your common stock may be diluted.

Failure to effectively and efficiently manage the expansion of our school network may materially and adversely affect our ability to capitalize on new business opportunities.

We plan to continue to expand our operations in different geographic locations in China. This expansion has resulted, and will continue to result, in substantial demands on our management, faculty, operational, technological and other resources. Our planned expansion will also place significant demands on us to maintain the consistency of our teaching quality and our culture to ensure that our brand does not suffer as a result of any decreases, whether actual or perceived, in our teaching quality. To manage and support our growth, we must improve our existing operational, administrative and technological systems and our financial and management controls, and recruit, train and retain additional qualified teachers and management personnel as well as other administrative and sales and marketing personnel, particularly as we expand into new markets. We cannot assure you that we will be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified teachers and management personnel and integrate new schools and learning centers into our operations. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse impact on our financial condition and results of operations.

If we are unable to achieve or maintain economies of scale with respect to our various lines of business, our results of operations from these businesses may be materially and adversely affected.

Each of our lines of business involves a degree of upfront investment in the development of programs or the acquisition of contract rights to provide services to programs, and our revenue and profitability depend on the number of students in these programs. The Satellite Operating Entities to which we provide support and services, and from which we derive a significant portion of our revenue and profits, require considerable investments of time and resources to develop. In many cases, these Satellite Operating Entities also require that we make substantial investments in collaborative alliances. The profitability of these programs for us depends on the ability of the programs to attract students. If the programs or schools are unable to recruit enough students to offset the development and operating costs, our results of operations will be adversely affected.

Because we face significant competition in several of our lines of business, we could lose market share and may need to respond by lowering our prices, which could materially and adversely affect our results of operations.

The private education sector in China is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. We face competition in each major program we offer and each geographic market in which we operate. Our student enrollments may decrease due to intense competition. While we are trying to enter into agreements with additional post-secondary and diploma programs with respect to their degree programs, we face competition from other service providers and may not succeed in our efforts.

There are also many new entrants seeking to participate in the education sector in China, including for-profit and not-for-profit educational institutions from overseas that are attracted by the education market in China. Although restrictive regulation of the education sector in China may have limited our competition in the past, any deregulation of this industry, or easing of restrictions on foreign participants, could increase the competition we face in one or more lines of business.

We may not compete successfully with large, well-funded state-owned and private enterprises in our e-Learning industry, which could result in reduced revenue.

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

If we and the Satellite Operating Entities fail to keep pace with rapid technological changes, especially in the satellite and distance learning and education and post-secondary education industries, our competitive position will suffer.

Our market and the enabling technologies (including satellite and distance learning technology) used in our education/training business are characterized by rapid technological change. As our services are primarily based on satellite broadband infrastructure, we rely on the Satellite Operating Entities. As such, CEC also relies on the Satellite Operating Entities to keep pace with technological changes. Prior to our acquisition of CCH, CCH’s stockholders provided it the funding it required to expand and to provide the Satellite Operating Entities with the financial support to acquire required technology. Failure to respond to technological advances could make our business less efficient, or cause our services to be of a lesser quality than our competitors. These advances could also allow competitors to provide higher quality services at lower costs than we can provide. Thus, if we are unable to adopt or incorporate technological advances, our services will become uncompetitive.

Our ability to attract and retain customers and students is heavily dependent on our reputation, which in turn relies on our maintaining a high level of service quality.

We need to continue to provide high quality services to our existing customers and students to maintain and enhance our reputation, and we also need to attract and retain customers and students for our various lines of business. All of our business lines are highly dependent on existing and potential students perceiving our programs as high quality and worth the investment of time and money that they require of students. If any of the programs we operate or support experience service quality problems, our reputation could be harmed and our results of operations and prospects could be materially and adversely affected.

We depend on our dedicated and capable faculty, and if we are not able to continue to hire, train and retain qualified teachers, we may not be able to maintain consistent teaching quality throughout our school network and our brand, business and operating results may be materially and adversely affected.

Our teachers are critical to maintaining the quality of our programs, services and products and maintaining our brand and reputation, as they interact with our students on a daily basis. We must continue to attract qualified teachers who have a strong command of the subject areas to be taught and meet our qualification. We also seek to hire teachers who are capable of delivering innovative and inspirational instruction. There are a limited number of teachers in China with the necessary experience to teach our courses and we must provide competitive compensation packages to attract and retain qualified teachers. In addition, criteria such as commitment and dedication are difficult to ascertain during the recruitment process, in particular as we continue to expand and add teachers at a faster pace to meet rising student enrollments. We must also provide continuous training to our teachers so that they can stay abreast of changes in student demands, admissions and assessment tests, admissions standards and other key trends necessary to effectively teach their respective courses. We may not be able to hire, train and retain enough qualified teachers to keep pace with our anticipated growth while maintaining consistent teaching quality across many different schools, learning centers and programs in different geographic locations. Shortages of qualified teachers or decreases in the quality of our instruction, whether actual or perceived in one or more of our markets, may have a material and adverse effect on our business.

We may not succeed in attracting additional customers or students and our growth prospects could suffer.

Although our strategy is to increase the number of customers and students using our services, we may not be able to attract additional customers or students. Developing and entering into a relationship with a customer requires considerable effort on our part, and we may spend considerable time and still may not be successful in developing a new customer. Our ability to expand our services to additional customers and students is dependent on our ability to identify potential partners who can provide course offerings that will be attractive to the target market and to develop a mutually acceptable arrangement with the university for the development of a program. Some of the universities offering online degree programs that do not utilize our services have developed their own technology platforms, and others have entered into service agreements with other service providers. Some of the universities we would like to partner with may not have goals and objectives that are compatible with ours, may be subject to long-term contracts with other service providers, or may have cumbersome decision-making procedures that may delay or prohibit our entering into a service relationship with them. In addition, some of these universities are also being pursued by our competitors. As a result, we cannot predict whether we will be successful in attracting additional universities to which we can provide services. If we are unsuccessful in establishing new service relationships, our strategic growth objectives may not be achieved, thereby adversely impacting our prospects and results of operations.

Our business may be harmed if the Satellite Operating Entities upon which we rely fail to perform their obligations.

We provide services over broadband satellite. Pursuant to the technical services agreement between them, CEC provides technical services to ChinaCast Li Xiang Co. Ltd. (“CCLX”), which is licensed to provide value-added satellite broadband services in the PRC and to the Beijing Branch (“CCLBJ”) of ChinaCast Co. Ltd. (“CCL”) (CCLX and CCLBJ sometimes referred to as the “Satellite Operating Entities”). CEC provides its technical services to customers or students of the Satellite Operating Entities, whom it considers to be its own customers or students. CEC also engages the Satellite Operating Entities to provide the required satellite broadband service when a customer in China engages CEC directly.

CEC has management control over, but does not own directly or indirectly, CCLX or its parent, CCL. It has no management control over CCL other than the operation of CCLBJ. CCL owns 90% of CCLX. Although the technical services agreement and the pledge agreements executed by the stockholders of CCL and CCLX in CEC’s favor contains contractual safeguards to protect CEC’s interests, these safeguards may not be enforceable or effective due to lack of conducting share pledge registation with competent governmental authorities or some other reasons. We have no other legal control over the Satellite Operating Entities.

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

We and the Satellite Operating Entities have expanded operations rapidly during the last several years, and we plan to continue to expand with additional solutions tailored to meet the different needs of end customers and students in specific market segments. This expansion has created significant demands on administrative, operational and financial personnel and other resources, particularly the need for working capital. Additional expansion in existing or new markets and new lines of business could strain these resources and increase the need for capital, which may result in cash flow shortages. We or the Satellite Operating Entities’ personnel, systems, procedures, and controls may not be adequate to support further expansion.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility and adversely affect the price of our common stock.

We have experienced, and expect to continue to experience, seasonal fluctuations in our revenue and results of operations, primarily due to seasonal changes in the number of students who are enrolled in, or served by, our businesses. Historically, our largest revenue student enrollments occur in the fall, and we generally recognize revenue over the twelve-month period following these enrollments. As a result, our revenue in the third quarter and fourth quarter of each year, representing the fall semester, have been higher than the other two quarters, which represent the spring semester. Our expenses and costs, however, do not necessarily correspond with changes in our revenue or the number of students who are enrolled in, or served by, our businesses. We expect quarterly fluctuations in our revenue and results of operations to continue. These fluctuations could result in volatility and adversely affect the price of our common stock. As our revenue grows, these seasonal fluctuations may become more pronounced.

Unexpected network interruptions caused by system failures, natural disasters, or unauthorized tamperings with systems could disrupt our operations.

The continual accessibility of our web sites and the performance and reliability of CCLX’s satellite network infrastructure are critical to our reputation and our ability to attract and retain users, customers, students and merchants. Any system failure or performance inadequacy that causes interruptions in the availability of our services, or increases response time, could reduce our appeal to users, customers and students. Factors that could significantly disrupt our operations include:

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

Our continued success is largely dependent on the continued services of our key management personnel, as well as those of the Satellite Operating Entities, and on our ability to identify, recruit, hire, train and retain qualified employees for technical, marketing and managerial positions. The loss of the services of certain of our or the Satellite Operating Entities’ key personnel, including Messrs. Chan and Li, without adequate replacement, could have an adverse effect on us. Each of these individuals played significant roles in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none is irreplaceable, the loss of the services of any would be disruptive to our business. Competition for qualified personnel in Chinese telecommunications and Internet-related markets is intense. As a result, we may have difficulty attracting and retaining them.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to the reporting obligations under the U.S. federal securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules that now require every public reporting company to include in its annual report management’s report on internal control over financial reporting, which contains management’s assessment of the effectiveness of such company’s internal control over financial reporting. In addition, certain registrants are required to include an attestation report from an independent registered public accounting firm on the effectiveness of such registrant’s internal control over financial reporting.

We have made and may, in the future make, acquisitions of entities whose financial controls are not up to the standards required by the Sarbanes-Oxley Act. As part of our integration of these entities, we will need to bring their internal controls up to required standards. We cannot assure you that we will be able to successfully establish in a timely manner all required internal controls with respect to entities that we acquire. If we fail to establish and maintain the adequacy of the internal controls of entities that we acquire, we may not be able to conclude that we have effective internal control over financial reporting of our company as a whole. Any failure to achieve and maintain effective internal control over financial reporting could result in a loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

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

We may be subject to claims for rescission or other securities law claims resulting from our failure to disclose that our charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. We may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that our IPO prospectus misstated the vote required by its charter to approve a business combination by providing that “[w]e will proceed with a business combination only if the public stockholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it]...,” and that our Exchange Act reports have been inaccurate in describing CCH as a leading provider of e-Learning content (as opposed to being primarily a content carrier). On November 13, 2006, we filed a Current Report on Form 8-K with the SEC regarding this last item. We are unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made.

We may be subject to fines and other potential penalties as a result of filings made in connection with acquisitions of PRC companies.

Under applicable PRC law and regulations, a corporate legal entity must apply to the PRC government for a change in registration when a shareholder transfers its equity interest in the company. We have made such filings in connection with the acquisition of our ownership interest in the holding company of FTBC and in connection with the acquisition of our ownership interest in Lijiang College and would be required to make such filings in connection with other acquisitions we may make in the future. If such filings are not made in compliance with regulatory requirements or contain erroneous information, we may be subject to administrative fines and/or the suspension of the business licenses of the acquired business in the event that we fail to remedy the situation within such time limit as may be permitted by law. Although we believe the filings we made in connection with our acquisition of the holding company of FTBC and Lijiang complied with applicable law, we intend to amend the filing made in connection with our acquisition of FTBC, and may amend our filing for Lijiang, to more fully disclose the terms of the acquisition, consistent with our disclosures in our public filings with the Securities and Exchange Commission. No assurance can be given that we will not be subject to a fine or that such holding company would not be subject to a possible suspension as a result of such amendment.

Foreign Exchange Risk

Changes in the conversion rate between the RMB and foreign currencies, such as Hong Kong or United States dollars, may adversely affect our profits.

CEC bills its customers or students in Chinese RMB, but 13.6%, 3.0% and 0% of its revenues in fiscal years 2007, 2008 and 2009, respectively, were collected in Hong Kong dollars. In addition, 24.3%, 14.9% and 13.5% of its purchases/expenses in those fiscal periods, respectively, were in United States dollars; 1.3%, 0% and 0% were in Singapore dollars; and 8.5%, 3.1% and 2.9% were in Hong Kong dollars during these same periods. The remainder of its revenues and expenses/purchases were in Chinese RMB. As such, we may be subject to fluctuations in the foreign exchange rates between these currencies.

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

Our business and operations in China and those of our operating subsidiary, and the Satellite Operating Entities’ business and operations in China are governed by the Chinese legal system, which is codified in written laws, regulations, circulars, administrative directives and internal guidelines. The Chinese government is in the process of developing its commercial legal system to meet the needs of foreign investors and encourage foreign investment. As the Chinese economy is developing and growing generally at a faster pace than its legal system, uncertainty exists regarding the application of existing laws and regulations to novel events or circumstances. Relevant Chinese laws, regulations and legal requirements may change frequently, and their requirements, interpretation and enforcement involve uncertainties and potential inconsistencies. In addition, Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and regulatory requirements. Uncertainties and inconsistencies in the requirements, interpretation and enforcement of these laws, regulations and legal requirements could materially and adversely affect our business and operations and could expose us to potential liabilities, including potential fines and other penalties, if it is determined that we have failed to comply with the requirements of such laws, regulations and legal requirements.

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

Our business will be adversely affected if Chinese regulatory authorities view CEC’s and the Satellite Operating Entities’ corporate activities as not complying with applicable Chinese laws and regulations, including restrictions on foreign investments, change applicable laws and regulations, or impose additional requirements and conditions with which they are unable to comply.

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

Chinese law currently prohibits foreign investors from owning greater than 50% equity interests in companies engaged in telecommunication value-added businesses in the PRC. Although we have been advised by counsel that the pledge agreements between CEC and the Satellite Operating Entities are valid under PRC law, unless the equity interest restriction is amended or repealed, and subject to the approval of the relevant government authorities, CEC will only be entitled to enforce its right to take possession and ownership of up to a 50% interest in the Satellite Operating Entities in accordance with applicable PRC law and regulations.

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

The Chinese economy has recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the RMB, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth for China’s education market and might have adverse effects on the demand for our services and therefore reduce our revenues

The economy of China had been experiencing unprecedented growth before 2008, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy policies, any of which would have an adverse effect on the combined company.

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

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax (the “Notice”), providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period starting January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate was increased to 18% for year 2008 and 20% for year 2009, and will be increased to 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% from January 1, 2008. As a result, all of our subsidiaries operating in China will be required to deduct Chinese withholding taxes from dividends distributed to us as the parent entity, meaning we would have less funds to use in connection with our operations as the parent entity or for distribution to our stockholders.

Under the New EIT Law and the Implementation Rules, both of which became effective on January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and is subject to enterprise income tax at the rate of 25% on its global income. The Implementation Rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those invested in by PRC individuals, like our company, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or controlled by or invested in by PRC individuals. We do not believe our foreign subsidiaries should be considered as a resident enterprise.

In addition, because there remains uncertainty regarding the interpretation and implementation of the New EIT Law and the Implementation Rules, it is uncertain whether, if we are regarded as a PRC resident enterprise, any dividends to be distributed by us to our non-PRC shareholders would be subject to any PRC withholding tax. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our non-PRC corporate shareholders, your investment in our common shares may be materially and adversely affected.

Recent regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In October 2005, the State Administration of Foreign Exchange, or SAFE, promulgated Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, that states that if PRC residents use assets or equity interests in their PRC entities as capital contributions to directly establish or indirectly control offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any of our shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government.

SAFE rules and regulations may limit our ability to transfer the net proceeds from this offering to the Satellite Operating Entities, which may adversely affect the business expansion of the Satellite Operating Entities, and we may not be able to convert the net proceeds from this offering into Renminbi to invest in or acquire any other PRC companies.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign- invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from this offering, and we may not be able to convert the net proceeds from this offering into Renminbi to invest in or acquire any other PRC companies.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with recent PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by SAFE on January 5, 2007, which both have taken effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens participate require approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to complete certain other procedures and transactional foreign exchange matters upon the examination by, and approval of, SAFE. We and our employees who are PRC citizens who have been granted stock options or restricted share units, or issued restricted shares are subject to the Stock Option Rule. If the relevant PRC regulatory authority determines that our PRC employees who hold such options, restricted share units or restricted shares or their PRC employer fail to comply with these regulations, such employees and their PRC employer may be subject to fines and legal sanctions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office and other space in Beijing, Shanghai and Hong Kong. The facilities are rented at regular commercial rates, and management believes other facilities are available at competitive rates should it be required to change locations or add facilities. The corporate headquarter is located in Hong Kong with its China operations headquarters in Beijing. The Beijing operation leases office space 1,348 sq.m. (approximately 14,680 sq.ft.) for two-year terms ending in March, 2011 at an annual rental of RMB1.2 million (US$177,198). Our network operating center occupies 165 sq.m. (approximately 1,750 sq.ft.) under a two-year lease ending in December, 2010 at an annual rental of RMB2 million (US$250,138). In addition, we currently lease 21 MHz of satellite Ku-band transponder bandwidth on the Asias at 3S satellite at a cost of approximately US$28,565 per year per MHz. Together, the leased facilities are adequate to conduct our business operations.

We have the land use rights, ranging from 40 to 50 years to around 370,000 sq. m. of land in Chongqing and 236,000 sq. m. in Guilin. Buildings with over 314,000 sq. m. floor space have been constructed on the land, which are used as the campus of FTBC and LJC to provide teaching , recreational and dormitory facilities to students and staff.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

ITEM 4. RESERVED FOR FUTURE USE BY THE SECURITIES AND EXCHANGE COMMISSION

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the symbol CAST. The closing price for our common stock on March 26, 2010, was US$7.62.

Our common stock, warrants and units began trading on the NASDAQ Global Market on October 29, 2007.  The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the securities as reported on the NASDAQ Global Market. in U.S. dollars. These quotations reflect inter-dealer prices, without markup, markdown or commissions, and may not represent actual transactions.

			Warrants
	Common Stock		(US$) (1)		Units (2)
	High	Low	High	Low	High	Low
2008:
First Quarter	6.78	4.59	2.39	0.80	11.39	5.50
Second Quarter	4.85	4.04	1.00	0.50	6.02	4.50
Third Quarter	4.30	2.40	0.54	0.08	5.50	2.50
Fourth Quarter	2.60	2.00	0.15	0.03	2.96	2.06
2009:
First Quarter	3.35	2.28	0.06	0.01	(3)	(3)
Second Quarter	7.30	3.08
Third Quarter	7.60	5.65
Fourth Quarter	8.60	5.16
2010:
First Quarter (January 1 — March 26)	8.31	6.10

(1)	NASDAQ suspended trading of the Warrants on March 12, 2009.

(2)	NASDAQ suspended trading of the Units on March 12, 2009.

(3)	There was no trading during the period indicated.

Number of Holders

As of March 22, 2010, there were 617 record holders of our common stock.

Dividends

We have not paid any dividends on our common stock to date. Any dividends paid will be solely at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity compensation plan in effect as of December 31, 2009.

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

Stock Price Performance Chart

The following chart compares the cumulative total stockholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the NASDAQ Stock Exchange Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 8299.

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

Equity Repurchases

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 18, 2009 we issued a total of 2,582,947 restricted shares of our common stock to four individuals who were former minority shareholders of FTBC at a price of  US$7.6524 per share. The proceeds from the sale of these shares were used to set off against the Company’s commitment to pay to such former minority shareholders of FTBC US$19.8 million in cash for the 20% of FTBC which the Company has acquired on the same day.  The sale of the shares to each of these investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that each of the investors is a non-U.S. Person.

On January 5, 2010, we issued 692,520 restricted shares of our common stock to. Thriving Blue Limited, a British Virgin Islands company that is 100% owned by Ron Chan Tze Ngon, the Company’s Chief Executive Officer (“Thriving Blue”) pursuant to a Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue for a purchase price of US$7.22 per share or an aggregate purchase price of US$4,999,994.40.  The shares are beneficial held on behalf of Ron Chan Tze Ngon, Michael Santos, and Antonio Sena. The sale of the shares to Thriving Blue was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that Thriving Blue is a non-U.S. Person.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis or Plan of Operation” of this report. Since CEC was not an operating company and the shareholders of CCH control the combined company after the Acquisition in December 2006, the Acquisition was accounted for as a recapitalization in which CCH was the accounting acquirer. As such, the following selected financial data for 2005 reflected those of CCH under such a basis. In addition, the following selected financial data have been retrospectively adjusted for all prior periods presented to reflect the discontinued operations reported in February 2007 and December 2009, details of which are set out in Note 3 to the Consolidated Financial Statements. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands of RMB except share and per share data)
Selected Consolidated Statements of Operations Data:
Revenue	346,547	282,614	183,496	174,119	146,018
Cost of revenues	147,501	126,852	79,802	89,390	69,354
Gross profit	199,046	155,762	103,694	84,729	76,664
Total operating expenses, net	69,040	68,117	42,511	36,433	26,581
Income from continuing operations	99,491	71,209	69,151	30,097	44,297
(Loss) income from discontinued operations	(73)	(21,025)	(7,020)	(2,250)	834
Net income	97,418	50,184	62,131	27,847	45,131
Net income attributable to noncontrolling interest
From continuing operations	7,339	7,517	3,242	5,833	8,574
From discontinued operations	—	—	230	2,310	1,669
Net income attributable to the Company	92,079	42,667	58,659	19,704	34,888

Net income from continuing operations attributable to the Company per share:
Basic	2.49	2.09	2.37	1.44	2.04
Diluted	2.48	2.08	2.35	1.23	1.97
Income (loss) from discontinued operations attributable to the Company per share:
Basic	—	(0.69)	(0.26)	(0.27)	0.05
Diluted	—	(0.69)	(0.25)	(0.23)	0.05
Net income attributable to the Company per share:
Basic	2.49	1.40	2.21	1.17	2.09
Diluted	2.48	1.39	2.10	1.00	2.02

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	327,645	220,131	138,610	278,067	120,368
Term deposits	507,000	369,000	596,768	442,921	273,798
Total assets	2,273,149	1,499,159	950,714	940,579	676,913

We adopted authoritative pronouncement issued by Financial Accounting Standards Board ("FASB") regarding accounting for uncertainty in income taxes on January 1, 2007, prospectively.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2009 and 2008. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(Amounts in thousands of RMB except share and per share data)
Selected quarterly operating results
Revenues	112,091	82,185	75,754	76,517	78,782	72,312	73,374	58,144
Cost of revenues	58,021	30,343	28,932	30,205	36,862	29,505	31,825	28,660
Gross profit	54,070	51,842	46,822	46,312	41,921	42,807	41,549	29,484
Total operating expenses, net	26,414	13,363	11,528	17,735	21,474	15,973	10,593	20,078
Income from continuing operations	18,270	29,780	28,596	22,845	5,922	24,222	30,078	10,987
Income (loss) from discontinued operations	1,368	(388)	(449)	(604)	(15,062)	(1,713)	(1,877)	(2.373)
Net income	19,638	29,392	28,147	22,241	(9,140)	22,509	28,201	8,614
Net income attributable to noncontrolling interest
From continuing operations	394	2,036	2,350	2,559	1,856	2,820	2,457	384
From discontinued operations	—	—	—	—	—	—	—	—
Net income (loss) attributable to the Company	19,244	27,356	25,797	19,682	(10,996)	19,689	25,744	8,230
Net income from continuing operations attributable to the Company per share:
Basic	0.43	0.77	0.73	0.57	0.17	0.68	1.11	0.39
Diluted	0.43	0.77	0.73	0.57	0.17	0.68	1.11	0.38
Income (loss) income from discontinued operations attributable to the Company per share:
Basic	0.03	(0.01)	(0.01)	(0.02)	(0.64)	(0.05)	(0.07)	(0.09)
Diluted	0.03	(0.01)	(0.01)	(0.02)	(0.64)	(0.05)	(0.07)	(0.09)
Net income (loss) attributable to the Company per share:
Basic	0.48	0.76	0.72	0.55	(0.47)	0.63	0.94	0.30
Diluted	0.48	0.75	0.72	0.55	(0.47)	0.63	0.94	0.29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Useful lives and impairment of Property and equipment, and acquired intangible assets. Property and equipment and acquired intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. In particular, customer relationship (FTBC) acquired is amortized using the accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated. Customer relationship (LJC) acquired is amortized using the accelerated amortization method over 47 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated. Affiliation agreement acquired is amortized on a straight-line basis over 59 months.  Property and equipment and acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Prepaid lease payments for land use rights. All land in the PRC is owned by the PRC government.  The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time.  Payments for acquiring land use rights represent prepayments of rentals over the periods the rights are granted and are stated at cost less accumulated amortization and any recognized impairment loss.  Amortization is provided over the term of the land use right agreement on a straight-line basis. Prepaid lease payments which are to be amortized in the next twelve months or less are classified as current assets.

Recoverability of non-current receivable. The Company funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The Company assessed the recoverability of the non-current receivables based on (i) the values of the satellite business to be transferred to the Company; (ii) CCL’s financial positions; and (iii) other matters including but not limited to change in business climate, relevant laws and regulations, etc.

Share-based compensation. The Company accounts for employee stock options under authoritative pronouncement issued by the FASB regarding share-based payment from the inception of the Company's stock compensation plans.  Compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period which is generally the vesting period, with a corresponding addition to paid-in capital.

Purchase Price allocation in business combination. For business acquisition recorded using the purchase method of accounting, acquired assets and liabilities are recorded at their fair market value at the date of acquisition. The Company performs purchase price allocation based on such fair values. The valuation analyses utilize and consider generally accepted valuation methodologies such as income, market and cost approach.

Inventory valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Impairment of cost method investments. The Company periodically reviews the carrying value of the cost method investments for continued appropriateness. This review is based upon the Company’s projections of anticipated future cash flows. While the Company believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations.

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

Tax Contingency. The tax contingency was previously assessed under authoritative pronouncement issued by FASB regarding accouting for contingencies. Effective on January 1, 2007, the Company adopted the authoritative pronouncement regarding uncertainty in income taxes. Under the guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-that-not to be sustained upon audit by the relevant taxing authority based solely on technical merits of the associated tax position. The Company also elected the accounting policy that the interest and penalties recognized are classified as part of its income taxes. The unrecognized tax benefits, tax liabilities and accrued interest and penalties represent management’s estimates under the provisions of the guidance.

Impairment of Goodwill. The carrying value of goodwill as of December 31, 2009 by operating segments was as follows:

	2009	2008
	(RMB'000)	(RMB'000)
E-learning and training serve Group (“ELG”)	1,614	1,614
Traditional University Group (“TUG”).	502,157	309,717
	503,771	311,331

Authoritative pronouncement issued by FASB regarding goodwill and others intangible assets, requires that the goodwill impairment assessment be performed at the reporting unit level. The guidance requires a two-step goodwill impairment test. The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

We performed our annual goodwill impairment test at December 31, 2009. Our reporting units are consistent with our two operating segments.

The goodwill allocated to our ELG segment arose in 2004 when we further purchased a portion of non-controlling interests of one subsidiary, CCT, from three non-controlling shareholders. We note that prior to 2008 this was the only reporting unit and segment of the Company, and the market capitalization of the Company as of December 31, 2007 (RMB1,362.8 million) greatly exceeded the carrying amount of the ELG reporting unit, RMB804.6 million. Accordingly, we determined that the first step of the goodwill impairment test was passed, and that the goodwill of the ELG reporting unit was not impaired as of December 31,2007. The assets and liabilities that make up the ELG reporting unit  did not change significantly from 2007 to 2009. The ELG reporting unit is a relatively well established business. Revenue of this reporting unit has been growing steadily since 2004. Revenue grew 5% from 2007 to 2009, and we expect that the revenue of this reporting unit will continue to grow in the future. No significant negative events occurred and the likelihood that the fair value would be less than the carrying amount of the ELG reporting unit as of December 31, 2009 was remote. Therefore we determined that the fair value of the ELG reporting unit would be no less than the carrying amount of this reporting unit.

The Company had one acquisition in 2008 which resulted in the addition of the TUG segment. the Company had another acquisition in 2009 to further expand the TUG segment. For our TUG segment, we estimated the fair value of the reporting unit using the income approach. The income approach involves applying appropriate discount rates to estimated cash flows that are based on earnings of forecasts developed by us. The assumptions used in deriving the fair valuations are consistent with our business plan at the time of each valuation. These  assumptions include: no material changes in the existing political, legal and economic conditions in China, no major changes in applicable tax rates and no material deviation in market conditions from our forecasts. The risks associated with achieving our forecasts were assessed in selecting the appropriate discount rate to apply to the estimated cash flows.

In particular, the discounted cash flows for the TUG reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the five-year discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the reporting unit and considered long-term earnings growth rates for publicly traded peer companies.

The key assumptions used in determining the fair value of the TUG reporting unit are:

Key Assumptions	Description

Revenue growth rate
The forecasted average annual growth rate of revenue is 6 – 17% from 2010 to 2014. This reflects the following assumptions:
Student capacity of the campus is expected to grow upon completion of the planned construction projects;

Demand for accredited degree program is expected to grow significantly in the PRC; and

A long term growth rate into perpetuity has been determined to be 3% with reference to the birth rate, market penetration and other related factors.

COGS growth rate	Cost of goods sold ("COGS") are forecasted to grow by 0.4 to 12% from 2010 to 2014.

Discount rate
The discount rate applied to the cash flows is based on the weighted average cost of capital (“WACC”) of the Company. WACC is the weighted average of the estimated rate of return required by equity and debt holders for an investment of this type. We used 14.0%.

Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. During the years ended December 31, 2007, 2008 and 2009, we determined that there had been no impairment of goodwill.

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

Results of Operations

For the purpose of the discussion and analysis of the results of CEC, the consolidated group is referred to as “the Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ”. The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.8RMB at December 31, 2009 for 2009; 1USD = 6.8RMB at December 31, 2008 for 2008; and 1USD = 7.3RMB at December 31, 2007 for 2007.

Since our acquisition of Hai Lai, we have been organized as two business divisions, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

Year ended December 31, 2009 compared to year ended December 31, 2008

The revenue of the Company for 2009 amounted to RMB346.5 million (US$51.0 million) representing an increase of 22.6% compared to RMB282.6 million (US$41.6 million) in 2008. The increase was mainly due to the growth of the TUG. The results of FTBC was consolidated for the whole year in 2009 whereas its result was consolidated for the period from April 11, 2008 to December 31, 2008 in 2008 after the acquisition of Hai Lai. LJC also contributed to the growth after the acquisition of East Achieve on October 5, 2009.

Revenue of the ELG amounted to RMB196.3 million (US$28.9 million) for 2009 as compared to revenue of RMB199.4 million (US$29.3 million) for 2008. Service income, mainly of a recurring nature amounted to RMB187.7 million (US$27.6 million) for 2009 compared to RMB170.5 million (US$25.1 million) in 2008. Equipment sales, mainly project based, amounted to RMB8.6 million (US$1.3 million) against RMB28.9 million (US$4.3 million) last year. The following table provides a summary of the ELG’s revenue by business lines:

	2009		2008		2007
(millions)	RMB	US$	RMB	US$	RMB	US$
Post secondary education distance learning	109.2	16.1	96.9	14.3	69.6	9.5
K-12 and content delivery	64.1	9.4	65.6	9.6	68.3	9.4
Vocational training, enterprise/government training and networking services	23.0	3.4	36.9	5.4	45.6	6.2

Total ELG revenue	196.3	28.9	199.4	29.3	183.5	25.1

Net revenue from post secondary education distance learning services increased from RMB96.9 million (US$14.3 million) in 2008 to RMB109.2 million (US$16.1 million) in 2009. The increase of 12.7% was due to the increase in student enrolment and the increase in tuition fee. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students increased to 138,000 from 131,000 at the end of 2008.

The revenue from the K-12 and content delivery business decreased slightly by approximately 2.3% from RMB65.6 million (US$9.6 million) to RMB64.1 million (US$9.4 million). The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services and enterprise government training and networking services decreased from RMB36.9 million (US$5.4 million) to RMB23.0 million (US$3.4 million). The decrease was mainly due to the drop in equipment sales, the nature of which is not recurring.

TUG was established in the second quarter of 2008 after the acquisition of Hai Lai and was expanded to include the newly acquired LJC in 2009. TUG’s revenue amounted to RMB83.2 million (US$12.2 million) in 2008 as compared to a revenue of RMB150.3 million (US$22.1 million) in 2009. The following table provides a summary of the TUG’s revenue by universities:

	2009		2008		2007
(millions)	RMB	US$	RMB	US$	RMB	US$
FTBC Group
Tuition	110.3	16.2	70.9	10.4	-	-
Other	12.0	1.8	12.3	1.8	-	-
Sub-total	122.3	18.0	83.2	12.2	-	-
LJC Group
Tuition	25.1	3.7	-	-	-	-
Other	2.9	0.4	-	-	-	-
Sub-total	28.0	4.1	-	-	-	-
Total TUG revenue	150.3	22.1	83.2	12.2	-	-

FTBC had approximately 11,000 students and 12,000 students in 2008 and 2009 respectively and generated RMB70.9 million (US$10.4 million) and RMB110.3 million (US$16.2 million) of tuition revenue in 2008 and 2009 respectively. The results of FTBC was consolidated for the whole year in 2009 whereas its result was consolidated for the period from April 11, 2008 to December 31, 2008 in 2008 after the acquisition of Hai Lai.  Other revenue of FTBC, which comprises mainly accommodation and catering revenue amounted to RMB12.3 million (US$1.8 million) and RMB12.0 million (US$1.8 million) for 2008 and 2009 respectively. LJC had approximately 8,400 students and generated RMB25.1 million (US$3.7 million) of tuition revenue in 2009 after the completion of its acquisition on October 5, 2009. Other revenue of LJC, which comprises mainly accommodation and catering revenue amounted to RMB2.9 million (US$0.4 million) in 2009.

Cost of sales of the Company increased by 16.2% from RMB126.9 million (US$18.7 million) in 2008 to RMB147.5 million (US$21.7 million) in 2009. The increase was mainly due to the expansion of the TUG.

ELG’s cost of materials decreased from RMB29.1 million (US$4.3 million) for 2008 to RMB8.5 million (US$1.2 million) for 2009. The changes were mainly due to drop in equipment sales. The cost of service for the ELG decreased modestly from RMB40.2 million (US$5.9 million) for 2008 to RMB34.9 million (US$5.1 million) for 2009. The decrease was mainly due to the reduction in transponder fee from RMB7.5m (US$1.1 milion ) for 2008 to RMB3.5 million (US$0.5 million) for 2009 after renegotiating with the service providers as a result of the reduced bandwidth.

TUG’s cost increased from RMB57.5 million (US$8.5 million) for 2008 to RMB104.1 million (US$15.3 million) for 2009. The main reason for the increase was that the results of FTBC was consolidated for the whole year in 2009 whereas its result was consolidated for the period from April 11, 2008 to December 31, 2008 in 2008. The acquisition of LJC in the fourth quarter of 2009 also contributed to the increase in TUG’s cost. LJC’s cost in the fourth quarter of 2009 amounted to RMB26.9 million (US$4.0 million). Amortization of intangible assets amounted to RMB20.0 million (US$2.9 million) for 2009 as compared to RMB14.0 million (US$2.1 million) for 2008.

ELG’s gross profit margin increased by 12.7 percentage points, from 65.2% in 2008 to 77.9% in 2009. The main reason for the increase was the reduction in equipment sales, which has a low marginTUG’s gross profit margin decreased slightly by 0.1 percentage points, from 30.8% in 2008 to 30.7% in 2009.

In 2009, the Company received a service fee of RMB5.1 million (US$1.0 million), as compared to RMB6.5 million (US$1.0 million) in 2008. The service arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company, which led to the reduction in management service fee.

Selling and marketing expenses decreased by 19.4% to RMB4.6 million (US$0.7 million) in 2009 from RMB5.7 million (US$0.8 million) in 2008. The reduction was due to the lower sales and marketing activities associated with the enterprise training business line and the Tongji project.

General and administrative expenses increased slightly by 2.9% to RMB69.6 million (US$10.2 million) in 2009 from RMB67.7 million (US$10.0 million) in 2008. The increase due to the acquisition and expansion in TUG was offset by the reduction in professional expenses and office rental of the ELG in 2009. Professional expenses of the ELG for 2009 and 2008 was RMB13.4 million (US$2.0 million) and RMB17.0 million (US$2.5 million) respectively. Office rental of the ELG for 2009 and 2008 was RMB2.4 million (US$0.4 million) and RMB4.3 million (US$0.6 million) respectively. Payroll of the ELG also decreased to RMB14.8 million (US$2.2 million) for 2009 from RMB16.5 million (US$2.4 million) for 2008.

The Company has foreign exchange losses of RMB0.09 million (US$0.01 million) in 2009 compared to RMB1.2 million (US$0.2 million) in 2008. The decrease was a result of the stable trend of the exchange rate of the RMB against US dollars in 2009 while the exchange rate was volatile in 2008.

As a result of the deterioration of the operating profitability of TCX, an investment impairment loss of RMB8.5 million (US$1.3 million) was recorded in 2008 in relation to TCX. A further investment impairment loss of RMB0.4 million (US$0.06 million) was recorded in 2009 in relation to TCX that reduced the balance of cost method investment in TCX to zero. A gain on disposal of RMB1.2 million (US$0.2 million) in 2009 arosed from the disposal of the Company’s stake in CLS.

Interest income decreased from RMB19.5 million (US$2.9 million) in 2008 to RMB8.3 million (US$1.2 million) in 2009. The decrease was due to a lower interest rate and a lower average term deposit holdings during the year as a result of the settlement of the acquisition consideration in 2008 and 2009.

Interest expense increased from RMB2.6 million (US$0.4 million) in 2008 to RMB8.0 million (US$1.2 million) in 2009. The interest expense was generated from bank borrowings of FIBC and LJC. The result of FTBC was consolidated for the whole year in 2009 whereas its result was consolidated for the period from April 11, 2008 to December 31, 2008 in 2008. The acquisition of LJC in 2009 also contributed to the increase in interest expense.

Overall, profit before income tax increased from RMB96.0 million (US$14.1 million) in 2008 to RMB131.1 million (US$19.3 million) in 2009, an increase of 36.5%. The increase was mainly due to the drop in investment impairment loss; the reduction in professional expenses and rental expense as well as the expansion of the TUG.

The Company’s share of net investment losses from various equity method investments amounted to RMB1.7 million (US$0.2 million) in 2009 compared to RMB0.4 million (US$0.06 million) in 2008.

Income taxes increased by 22.8% from RMB24.4 million (US$3.6 million) in 2008 to RMB29.9 million (US$4.4 million) in 2009. The higher income tax was due to the increase in business and the expansion in TUG.

Loss from discontinued operations amounted to RMB0.07 million (US$0.01 million) in 2009 as compared to RMB21.0 million (US$3.1 million) in 2008.  The loss from discontinued operations in 2008 was mainly due to an impairment loss on brand name usage right amounting to RMB14.5 million (US$2.1 million).

Net income attributable to non-controlling shareholders amounted to RMB7.3 million (US$1.1 million) in 2009 as compared to RMB7.5 million (US$1.1 million) in 2008.

Net Income attributable to the Company amounted to RMB92.1 million (US$13.5 million) in 2009 compared to RMB42.7 million (US$6.3 million) in 2008.

Three months  ended December 31, 2009 compared to three months ended December 31, 2008

The revenue of the Company for the fourth quarter of 2009 amounted to RMB112.1 million (US$16.5 million) representing an increase of 42.3% compared to RMB78.8 million (US$11.6 million) for the fourth quarter of 2008. The increase was mainly due to the acquisition of East Achieve on October 5, 2009.

Revenue of the ELG amounted to RMB51.6 million (US$7.6 million) for the fourth quarter of 2009 as compared to revenue of RMB47.47 million (US$7.0 million) for the fourth quarter of 2008. Service income, mainly of a recurring nature amounted to RMB49.1 million (US$7.2 million) for the fourth quarter of 2009 compared to RMB43.1 million (US$14.0 million) the fourth quarter of 2008. Equipment sales, mainly project based, amounted to RMB2.5 million (US$0.4 million) for the fourth quarter of 2009 against RMB4.6 million (US$0.7 million) in the same period last year. The following table provides a summary of the ELG’s revenue by business lines:

	2009 Q4		2008 Q4
(millions)	RMB	US$	RMB	US$
Post secondary education distance learning	27.9	4.1	25.8	3.8
K-12 and content delivery	15.8	2.3	16.2	2.4
Vocational training, enterprise/government training and networking services	7.9	1.2	5.7	0.8

Total ELG revenue	51.6	7.6	47.7	7.0

Net revenue from post secondary education distance learning services increased from RMB25.8 million (US$3.8 million) in the fourth quarter of 2008 to RMB27.9 million (US$4.1 million) in the fourth quarter of 2009. The increase of 8.1% was due to the increase in student enrolment and the increase in tuition fee. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms including contracts with CCLBJ but excluding Tongfang Education’s students increased to 138,000 from 131,000 at the end of 2008.

The revenue from the K-12 and content delivery business decreased slightly by approximately 2.5% from RMB16.2 million (US$2.3 million) for the fourth quarter of 2008 to RMB15.8 million (US$2.4 million) for the fourth quarter of 2009. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services and enterprise government training and networking services increased from RMB5.7 million (US$0.8 million) for the fourth quarter of 2008 to RMB7.9 million (US$1.2 million) for the fourth quarter of 2009. The increase was mainly due to an one-off sales of software platform to customer.

TUG was expanded to include the newly acquired LJC in the fourth quarter of 2009. TUG’s revenue amounted to RMB31.1 million (US$4.6 million) in the fourth quarter of 2008 as compared to a revenue of RMB60.4 million (US$8.9 million) in the fourth quarter of 2009. The following table provides a summary of the TUG’s revenue by universities:

	2009Q4		2008Q4
(millions)	RMB	US$	RMB	US$
FTBC Group
Tuition	29.0	4.3	26.5	3.9
Other	3.4	0.5	4.6	0.7
Sub-total	32.4	4.8	31.1	4.6
LJC Group
Tuition	25.1	3.7	-	-
Other	2.9	0.4	-	-
Sub-total	28.0	4.1	-	-
Total TUG revenue	60.4	8.9	31.1	4.6

FTBC had approximately 11,000 students and 12,000 students in 2008 and 2009 respectively and generated RMB26.5 million (US$3.9 million) and RMB29.0 million (US$4.3 million) of tuition revenue for the fourth quarter of 2008 and 2009 respectively. Other revenue of FTBC, which comprises mainly accommodation and catering revenue, amounted to RMB4.6 million (US$0.7 million) and RMB3.4 million (US$0.5 million) for the fourth quarter of  2008 and 2009 respectively. LJC had approximately 8.400 students and generated RMB25.1 million (US$3.7 million) of tuition revenue in the fourth quarter of 2009. Other revenue of LJC, which comprises mainly accommodation and catering revenue amounted to RMB2.9 million (US$0.4 million) in the fourth quarter of 2009.

Cost of sales of the Company increased by 57.4% from RMB36.9 million (US$5.4 million) for the fourth quarter of 2008 to RMB58.0 million (US$8.5 million) for the fourth quarter of 2009. The increase was mainly due to the acquisition of LJC.

ELG’s cost of materials decreased from RMB5.0 million (US$0.7 million) for the fourth quarter of 2008 to RMB2.5 million (US$0.4 million) for the fourth quarter of 2009. The changes were mainly due to drop in equipment sales. The cost of service for the ELG decreased modestly from RMB10.4 million (US$1.5 million) for the fourth quarter of 2008 to RMB8.3 million (US$1.2 million) for the fourth quarter of 2009. The decrease was mainly due to the reduction in transponder fee after the signing of a new contract.

TUG’s cost increased from RMB21.4 million (US$3.1 million) for the fourth quarter of 2008 to RMB47.2 million (US$6.9 million) for the fourth quarter of 2009. The main reason for the increase was the acquisition of LJC in the fourth quarter of 2009. Amortization of intangible assets amounted to RMB8.6 million (US$1.3 million) for the fourth quarter of 2009 as compared to RMB5.3 million (US$0.8 million) for the fourth quarter of 2008. Acquisition of LJC increased the amount of acquired intangible assets.

ELG’s gross profit margin increased by 11.5 percentage points, from 67.6% for the fourth quarter of 2008 to 79.1% for the fourth quarter of 2009. The main reason for the increase was the reduction in equipment sales, which has a low margin. TUG’s gross profit margin decreased by 9.4 percentage points, from 31.2% in 2008 to 21.8% in 2009. The acquisition of LJC in the fourth quarter of 2009 had created new intangible assets, which reduced the gross margin of TUG.

In the fourth quarter of 2009, the Company received a service fee of RMB1.3 million (US$0.2 million), as compared to RMB1.8 million (US$0.3 million) for the same period in 2008. The service arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. CCLBJ is in the process of transferring all its outstanding businesses, mainly in post secondary education distance learning, to the Company, which led to the reduction in management service fee.

Selling and marketing expenses increased by 76.0% to RMB1.2 million (US$0.2 million) in the fourth quarter of 2009 from RMB0.7 million (US$0.1 million) in the fourth quarter of 2008. The increase was due to the increased selling expenses associated with the one-off software platform sales in the ELG.

General and administrative expenses increased by 16.8% to RMB26.0 million (US$3.8 million) in the fourth quarter of 2009 from RMB22.3 million (US$3.3 million) in the fourth quarter of 2008. The increase was due to the acquisition of LJC in the fourth quarter of LJC.

The Company has foreign exchange losses of RMB0.2 million (US$0.02 million) in the fourth quarter of 2009 compared to RMB0.1 million (US$0.01 million) in the fourth quarter of 2008.

As a result of the deterioration of the operating profitability of TCX, an investment impairment loss of RMB8.5 million (US$1.3 million) was recorded in the fourth quarter of 2008 in relation to TCX. A further investment impairment loss of RMB0.4 million (US$0.04 million) was recorded in the fourth quarter of 2009 in relation to TCX. A gain on disposal of RMB1.2 million (US$0.2 million) in the fourth quarter of 2009 arosed from the disposal of the Company’s stake in CLS.

Interest income decreased from RMB3.7 million (US$0.5 million) in the fourth quarter of 2008 to RMB1.4 million (US$0.2 million) in the fourth quarter of 2009. The decrease was due to a lower interest rate and a lower average term deposit holdings during the year as a result of the settlement of the acquisition consideration in the fourth quarter of 2009.

Interest expense increased from RMB2.1 million (US$0.3 million) in the fourth quarter of 2008 to RMB2.4 million (US$0.4 million) in the fourth quarter of 2009. The acquisition of LJC in the fourth quarter of 2009 contributed to the increase in interest expense.

Overall, profit before income tax increased from RMB13.5 million (US$2.0 million) in the fourth quarter of 2008 to RMB27.4 million (US$4.0 million) in the fourth quarter of  2009, an increase of 103.2%. The increase was mainly due to the drop in investment impairment loss as well as the expansion of the TUG.

The Company’s share of net investment losses from various equity method investments amounted to RMB0.3 million (US$0.05 million) in the fourth quarter of 2009 compared to a gain of RMB0.2 million (US$0.03 million) in the fourth quarter of 2008.

Income taxes increased by 13.9% from RMB7.8 million (US$1.1 million) in the fourth quarter of 2008 to RMB8.9 million (US$1.3 million) in the fourth quarter of 2009. The higher income tax was due to the increase in business and the expansion in TUG.

Net income attributable to non-controlling shareholders amounted to RMB0.4 million (US$0.06 million) in the fourth quarter of 2009 as compared to RMB1.9 million (US$0.3 million) in the fourth quarter of 2008. The reduction was due to the acquisition of the minority stake in FTBC in 2009.

Net Income attributable to the Company amounted to RMB19.2 million (US$2.8 million) in the fourth quarter of 2009 compared to a loss RMB11.0 million (US$1.6 million) in the fourth quarter of 2008. The loss in the fourth quarter of 2008 was mainly due to the loss from discontinued operation amounting to RMB15.1 million (US$2.2  million).

Year ended December 31, 2008 compared to year ended December 31, 2007

The revenue of the Company for 2008 amounted to RMB282.6 million (US$41.6 million) representing an increase of 50.6% compared to RMB183.5 million (US$25.1 million) in 2007. The increase was mainly due to the acquisition of Hai Lai, which forms the TUG, in the second quarter of 2008 and the growth of the post secondary education distance learning services.

Revenue of the ELG amounted to RMB199.4 million (US$29.3 million) for 2008 as compared to revenue of RMB183.5 million (US$25.1 million) for 2007. Service income, mainly of a recurring nature amounted to RMB170.5 million (US$25.1 million) for 2008 compared to RMB144.7 million (US$19.8 million) in 2007. Equipment sales, mainly project based, amounted to RMB28.9 million (US$4.3 million) against RMB38.8 million (US$5.3 million) last year.

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

The revenue from the K-12 and content delivery business decreased slightly by approximately 4.0% from RMB68.3 million (US$9.4 million) to RMB65.7 million (US$9.7 million). The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services and enterprise government training and networking services decreased from RMB45.6 million (US$6.2 million) to RMB36.9 million (US$5.4 million). The decrease was mainly due to the drop in equipment sales, the nature of which is not recurring.

TUG was newly established in the second quarter of 2008 after the acquisition of Hai Lai and its revenue amounted to RMB83.2 million (US$12.2 million) in 2008. FTBC had approximately 11,000 students and generated RMB70.9 million (US$10.4 million) in 2008. Other revenue of TUG, which comprises mainly accommodation and catering revenue amounted to RMB12.3 million (US$1.8 million).

Cost of sales of the Company increased by 59.0% from RMB79.8 million (US$10.9 million) in 2007 to RMB126.9 million (US$18.7 million) in 2008. The increase was due to the acquisition of Hai Lai.

ELG’s cost of materials decreased from RMB39.7 million (US$5.4 million) in 2007 to RMB29.1 million (US$4.3 million) in 2008. The changes were mainly due to drop in equipment sales. The cost of service for the ELG was relatively stable for 2008 and 2007 and amounted to RMB40.2 million (US$5.9 million) and RMB40.1 million (US$5.5 million) for 2008 and 2007 respectively.

TUG’s cost amounted to RMB57.5 million (US$8.5 million) for 2008, which comprises payroll to teaching staff, depreciation and amortization expense in relation to the intangible asset.

ELG’s gross profit margin increased by 8.7 percentage points, from 56.5% in 2007 to 65.2% in 2008. This was mainly due to the reduction in equipment sales, which has a low margin. TUG’s gross profit margin was 30.8% in 2008.

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

Selling and marketing expenses increased by 65.9% to RMB5.8 million (US$0.8 million) in 2008 from RMB3.5 million (US$0.5 million). Excluding the share-based compensation amounting to RMB1.6 million (US$0.2 million) in 2008, the selling and marketing expenses increased by 23.5% from 2007 to 2008. The increase was due to the higher sales and marketing activities associated with the Tongji project.

General and administrative expenses increased by 28.0% to RMB67.7 million (US$10.0 million) in 2008 from RMB52.9 million (US$7.2 million) in 2007. The increase was due to the granting of restricted shares to directors of CEC and employee share options to employees under CEC’s share incentive plan, which led to a share-based compensation of RMB14.2 million (US$2.1 million) in the general and administrative expenses.

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

Overall, profit before income tax increased from RMB91.6 million (US$12.5 million) in 2007 to RMB96.0 million (US$14.1 million) in 2008, an increase of 4.9%. The increase was mainly due to increase in distance learning revenue and the acquisition of TUG. The TUG had a positive contribution to profit before income tax., which amounted to RMB22.0 million (US$3.2 million) in 2008,which was offset by the investment impairment loss for TCX of RMB8.5 million (US$1.3 million) and the share-based compensation of RMB15.9 million(US$2.3 million) in 2008.

The Company’s share of net investment losses from various equity method investments amounted to RMB0.4 million (US$0.06 million) in 2008 compared to RMB1.2 million (US$0.2 million) in 2007.

Income taxes increased by 14.7% from RMB21.3 million (US$2.9 million) in 2007 to RMB24.4 million (US$3.6 million) in of 2008. The higher income tax was due to the increase in business and the newly acquired TUG.

Loss from discontinued operations amounted to RMB21.0 million (US$3.1 million) in 2008 as compared to RMB7.0 million (US$1.0 million) in 2007.  The loss from discontinued operations in 2008 was mainly due to an impairment loss on brand name usage right amounting to RMB14.5 million (US$2.1 million).

Net income attributable to non-controlling shareholders amounted to RMB7.5 million (US$1.1 million) in 2008 as compared to RMB3.5 million (US$0.5 million) in 2007. The increase in net income attributable to non-controlling shareholders in 2008 was mainly due to the acquisition of Hai Lai, in which there is a 20% minority stake.

Net Income attributable to the Company amounted to RMB42.7 million (US$6.3 million) in 2008 compared to RMB58.7 million (US$8.0 million) in 2007.

Liquidity and Capital Resources

The following is an extract of the key items from the consolidated balance sheets.

	2009		2008
(millions)	RMB	US$	RMB	US$
Cash and cash equivalents	327.6	48.2	220.1	32.4
Term deposits	507.0	74.6	369.0	54.2
Subtotal	834.6	122.8	589.1	86.6
Accounts receivable	53.8	7.9	32.6	4.8
Inventory	1.4	0.2	1.4	0.2
Prepaid expenses and other current assets	19.2	2.8	9.0	1.3
Total current assets	919.7	135.2	637.1	93.7
Non-current advances to a related party	99.7	14.7	110.2	16.2

Total assets	2,273.1	334.3	1,499.2	220.5

Cash and bank balances together with term deposits increased from RMB589.1 million (US$86.7 million) as at December 31, 2008, to RMB834.6 million (US$122.8 million) as at December 31, 2009. The increase of approximately 41.7% was because of the proceeds from the share offerings of the Company in December 2009.

Net cash generated from operating activities was RMB135.1 million (US$19.9 million) in 2009 as compared to RMB213.1 million (US$31.3 million) in 2008. One of the reasons for the reduction was that, at the end of 2008, some of the ELG revenue was received earlier than usual which led to a better operating cash flow for 2008. The account receivable was RMB53.8 million (US$7.9 million) as at December 31, 2009 as compared to RMB32.6 million (US$4.8 million)  as at December 31, 2008. After the acquisition of LJC on October 5, 2009, there was a payment of RMB27.3 million (US$4.0 million) to Guangxi Normal University as fee payment under the affiliation agreement for revenue received before October 5, 2009. The revenue received before October 5, 2009 was not consolidated into the operating cash flow of the Company, but the fee payment under the affiliation agreement payment after October 5, 2009 was included in the operating cash outflow. As such, the operating cash flow would be reduced accordingly.

Net cash used in investment activities in 2009 was RMB385.5 million (US$56.7 million), mainly reflecting settlement of acquisition consideration in relation to East Achieve of RMB221.9 million (US$32.6 million). The Company also paid RMB41.3 million (US$6.1 million) for acquiring property and equipment mainly for TUG. There was also a transfer to fixed deposit of RMB138.0 million (US$20.3 million). Net cash used in investment activities in 2008 was RMB386 million (US$56.8 million), mainly reflecting settlement of acquisition consideration in relation to Hai Lai of RMB465.5 million (US$68.5 million).

Net cash provided by financing activities in 2009 was RMB358.1 million (US$52.7 million), mainly reflecting the proceeds from issue of shares in a secondary offerings and RMB70 million (US$10.3 million) bank borrowing raised. Net cash provided by financing activities in 2008 was RMB155.9 million (US$22.9 million), mainly reflecting the proceeds from issue of shares in a secondary offerings and the exercise of warrants.

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

On December 1, 2009, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell 5,930,000 shares of the Company’s common stock, par value $0.0001 per share, to the Underwriter at an offering price per share of $6.85. In addition, the Company also granted the Underwriter an option to purchase up to an additional 889,500 shares to cover overallotments, if any, at the same price of US$6.85 per share. The sale of the 5,930,000 shares of common stock was consummated on December 7, 2009 and the sale of up to an additional 889,500 shares to cover overallotments was consummated on December 16, 2009. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately US$43.6 million.

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

Total assets at the end of 2009 amounted to RMB2,273.9 million (US$334.4 million). In 2008, total assets was RMB1,499.2 million (US$220.5 million), an increase of 51.7%. Total current assets increased by 45.1% to RMB919.7 million (US$135.2 million).

Account receivable increased from RMB32.6 million (US$4.8 million) as at December 31, 2008 to RMB53.8 million (US$7.9 million) at the end of 2009. Most of the business partners are long term customers and settle their accounts promptly. All account receivables are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.4 million (US$0.2 million) as at December 31, 2009 and December 31, 2008.

Prepaid expenses and other current assets increased from RMB9.0 million (US$1.3 million) as at December 31, 2008 to RMB24.7 million (US$3.6 million). The increase was mainly due to newly acquired LJC, which had paid deposits and prepayments for construction projects.

The Company also funded the operation of a related party, CCL, which held the satellite license before transferring it to the Company. The related party is still in the process of transferring its satellite related businesses to the Company. Amounts advanced to the related party were RMB99.7 million (US$14.7 million) as at December 31, 2009. As at December 31, 2008, the amount advanced was RMB110.2 million (US$16.2 million), the decrease is mainly due to repayment made.

The Company had bank borrowings amounting to RMB238.4 million (US$35.1 million) at December 31, 2009, to finance the construction projects and campus capacity expansion in TUG. In addition, the Company leases a computer information integration system amounting to RMB3.8 million (US$0.6 million) under a capital lease contractual arrangement from a supplier .

	Payment Due by Period
		Within			2013 and
	Total	1 Year	2011	2012	beyond	Other
	(RMB	(RMB	(RMB	(RMB	(RMB	(RMB
	‘000)	‘000)	‘000)	‘000)	‘000)	‘000)
Long-term debt obligation	238,400	104,400	54,000	45,000	35,000	—
Capital lease obligation	1,323	1,323	—	—	—	—
Operating lease commitments	3,978	2,715	1,263	—	—	—
FIN48 obligation	62,457	—	—	—	—	62,457
Total contractual obligations	306,158	108,438	55,263	45,000	35,000	62,457
Equivalent US$ ‘000.	45,023	15,947	8,127	6,618	5,147	9,184

Contractual Obligations and Commercial Commitments. The Company has various contractual obligations that will affect its liquidity. The following table sets forth the contractual obligations of The Company as of December 31, 2009:

Operating Leases. The Company leases certain office premises under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2007, 2008, and 2009 were RMB6.7 million, RMB6.7 million and RMB 3.0 million (US$0.4 million), respectively. The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangement for the years ended December 2007, 2008 and 2009 were RMB18.4 million, RMB17.5 million and RMB17.4 million (US$2.5 million), respectively. The Company had no fixed commitment on information usage and satellite platform usage fee. The satellite platform usage fee was payable to the CCLBJ calculated at 10% of revenue generated by a subsidiary of the Company during the period.

As of December 31, 2009, future minimum capital commitments under the non-cancelable construction premises was RMB3.6 million due in 2010.

On October 12, 2009, the Company entered into an agreement with the China University of Petroleum to establish a new entity to provide learning services. As of December 31, 2009, a deposit of RMB3 million was placed and a further capital commitment under the agreement was RMB27 million.

The Company has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Accounting Pronouncements

Recent Accounting Pronouncement

In September 2009, the FASB issued an authoritative pronouncement regarding the revenue arrangements with multiple deliverables.  This pronouncement was issued in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables under existing pronouncement.  Although the new pronouncement retains the criteria from exiting pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  The new pronouncement is effective for fiscal years beginning on or after June 15, 2010.  Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement's effective date or (2) retrospectively for all periods presented.  Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods' revenue, income before taxes, net income, and earnings per share.  The Group is in the process of evaluating the effect of adoption of this pronouncement.

In January 2010, the FASB issued authoritative guidance to clarify the scope of accounting and reporting for decreases in ownership of a subsidiary.  The objective of this guidance is to address implementation issues related to changes in ownership provisions.  This guidance clarifies certain conditions, which need to apply to this guidance, and it also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets.  This guidance is effective in the period in which an entity adopts the authoritative guidance on noncontrolling interests in consolidated financial statements.  If an entity has previously adopted the guidance on noncontrolling interests in consolidated financial statements, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  Retrospective application to the first period that an entity adopted the guidance on noncontrolling interests in consolidated financial statements is required.  The Group does not expect the adoption of this guidance would have a significant effect on its consolidated financial position or results of operations.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2009, the exchange rate of RMB to US$1 was RMB6.8.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2009 and 2008, we have cash denominated in U.S. dollars amounting to RMB22.0 million (US$3.2 million) and RMB 0.6 million, respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB0.09 million (US$0.01 million) for the year ended December 31, 2009. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the year ended December 31, 2009, we recorded an interest income of RMB8.3 million (US$1.2 million). Any significant changes in interest rate might have an adverse effect on this interest income.

We have short-term and long-term bank loans amounting to RMB238.4 million (US$35.1 million) as at December 31, 2009. Interest expense in the twelve months end December 31, 2009 was RMB8.0 million (US$1.2 million). Any significant changes in interest rate might have an adverse effect on interest expense.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 4.8%, 5.9% and -0.7% in 2007, 2008 and 2009 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, financial statement schedule and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2008 and 2009.

3.	Consolidated Statements of Operations and comprehensive income for the years ended December 31, 2007, 2008 and 2009.

4.	Consolidated Statements of changes in Equity for the years ended December 31, 2007, 2008 and 2009.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009.

6.	Notes to Consolidated Financial Statements.

7.	Schedule I

Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and financial statement schedule which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included elsewhere in this report and is incorporated into this Item 8.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures as of December 31, 2009, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were designed, and were effective as of December 31, 2009 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted a comprehensive review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation which excluded East Achieve and its subsidiaries as discussed in the paragraphs below, our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our internal control over financial reporting was effective.

East Achieve and its subsidiaries were excluded from the year’s self assessment by the management. The acquisition of East Achieve was completed on October 5, 2009. As an investment holding company, East Achieve beneficially owns LJC Management. In view of the limited timeframe between October and December 2009, management decided to exclude East Achieve and its subsidiaries from this year’s management self assessment as it was felt that the time available was inadequate to complete an effective assessment of the internal control of East Achieve and its subsidiaries during the period as well as insufficient to effectively implement and roll out any meaningful changes. Management was also of the view that any potential risk from East Achieve and its subsidiaries is manageable and should not be a key concern for the year ..

Key subtotals pertaining to East Achieve and its subsidiaries, whose internal controls have not been assessed and their significance (in percentage) to the Consolidated Financial Statements of CEC, are set out below

	Million RMB	%
Net assets (including goodwill and intangible assets acquired)	320.2	22%
Total assets (including goodwill and intangible assets acquired)	602.8	27%
Revenues	27.9	8%

In addition, net loss of East Achieve and its subsidiaries was approximately RMB1.9 million for the period from the date of acquisition to end of 2009 and it resulted in a reduction of 2% net income of the Company.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included in this Annual Report on Form 10-K.

(c)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION

We have audited the internal control over financial reporting of ChinaCast Education Corporation, its subsidiaries and its variable interest entities (collectively, the "Company") as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at East Achieve Limited and its subsidiaries (collectively, "East Achieve"), which were acquired on October 5, 2009 and whose financial statements constitute 9% and 18% of net and total assets, respectively, 8% of revenues, and a reduction of 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009.  Accordingly, our audit did not include the internal control over financial reporting at East Achieve.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION - continued

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 29, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the retrospective application of the authoritative pronouncement issued by Financial Accounting Standards Board regarding the noncontrolling interests and an explanatory paragraph relating to the convenience translation of Renminbi amounts into United States dollar amounts in the financial statements.

/s/ Deloitte Touche Tohmatsu CPA Ltd.
Beijing, People's Republic of China
March 29, 2010

(d)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

At its Annual Meeting of shareholders held on December 11, 2009, the Company submitted the following matters to a vote of its shareholders:

1. Election of Directors:
	Votes For	Votes Against	Votes Withheld

Ron Chan Tze Ngon	24,556,005	0	2,588,182
Michael Santos	26,378,983	0	765,204
Daniel Tseung	26,859,210	0	248,977
Justin Tang	22,315,008	0	4,829,179
Ned Sherwood	27,005,564	0	138,623

2. Appointment of Deloitte Touche Tohmatsu CPA Ltd. as the independent registered public accounting firm of the Company.

Votes For	Votes Against	Abstain
27,099,373	33,437	11,377

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Our current directors and executive officers are as follows:

Name	Age	Title
Ron Chan Tze Ngon	54	Chairman & Chief Executive Officer
Michael Santos	48	Executive Director & President International
Daniel Tseung	38	Director
Justin Tang	39	Director
Ned Sherwood	60	Director
Li Wei	46	Chief Operating Officer
Antonio Sena	54	Chief Financial Officer & Secretary
Jim Ma	38	Chief Accounting Officer & Vice President
Jiang Xiangyuan	49	Chief Investment Officer

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

Michael Santos is our executive director and President International. He joined CEC in 2001 and is responsible for corporate marketing, strategic business development, investor relations and fund raising activities. From 1988 to 2001 Mr. Santos was employed by Hughes Network System, and was a Senior Director of the Asia Pacific region, spearheading the deal team that saw Hughes invest in Chinacast. He has a Bachelor of Science in Electrical Engineering and a Master of Science Degree in Telecommunications and Computer Science from The George Washington University in Washington, D.C.

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

Ned Sherwood has been a director of our Company since December 2009. Mr. Sherwood co-founded ZS Fund L.P., a middle market private equity firm, in 1985 and currently serves as its managing general partner.  Mr. Sherwood joined W. R. Grace & Co. in 1975 as a vice president in the Office of Strategic Projects, a group specializing in the evaluation and divestiture of various W. R. Grace & Co.’s business units.  In 1981, Mr. Sherwood joined AEA Investors, Inc., where he led a number of successful acquisitions until his departure to co-found ZS Fund L.P.  Mr. Sherwood has served as a director on a number of public company boards, including Consolidated Stores Corporation (now Big Lots, Inc.), Market Facts, Inc., Kaye Group, Inc., Colorado Prime, Inc., Southern Electronics, Inc., Mazel Company; Niagara Frontier Services, Inc. (now Tops Markets) and Sun Television and Electronics, Inc.  Mr. Sherwood graduated magna cum laude from The Wharton School at the University of Pennsylvania where he received the Herbert T. Steuer Memorial Award for the Most Outstanding Wharton Student.  Mr. Sherwood serves as a director for a number of not-for-profit organizations, including I HAVE A DREAM, the Dana Farber Hospital Advisory Board, the Stanford University Parents Advisory Board, City Squash and the Columbia-Presbyterian Heart Research Institute.

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

Jim Ma Jim Lok is our Chief Accounting Officer & Vice President. He joined CEC in 1999 and is responsible for managing the Company’s financial processes, including financial reporting, fund raising, investor relations and other related corporate finance activities of the Group. From 1994 to 1999 for Lippo Securities Limited as an associate director working on initial public offers and M&A projects. Mr. Ma holds a M.Phil (Finance) and M.A. (Engineering), both from Cambridge University (UK). He is also a Chartered Financial Analyst.

Jiang Xiangyuan is our Chief Investment Officer. Prior to joining us in 2001, Mr. Jiang was Chief Executive Officer and Chairman of the Board for Shenzhen Taiyanglong Investment Company Limited. From 1979 to 1997, he served as finance manager and internal audit manager at Shanghai Foodstuffs Import & Export Corporation, part of the COFCO Group. Mr. Jiang graduated from the Shanghai Institute of Foreign Trade in 1986. He holds a master’s degree from the East China Normal University and MBA from the Macau University of Science and Technology.

Mr. Richard Xue served as a member of the Board February 9, 2007 to December 11, 2009.  On November 11, 2009, he notified the Company that for personal reasons, he did not wish to stand for re-election to the Board at the Company’s 2009 Annual Meeting of Stockholders. There were no disagreements between Mr. Richard Xue and the Company on any matter relating to the Company’s operations, policies or practices.

Pursuant to a letter agreement dated June 27, 2008 (the “Fir Tree Agreement”), in consideration for the agreement of Fir Tree Value Master Fund L.P (“Fir Tree Value”) and Fir Tree Capital Opportunity Master Fund L.P. (“Fir Tree Capital”, and collectively with Fir Tree Value, “Fir Tree”) to exercise certain of our warrants that were held by them, we agreed that reasonably promptly following receipt of a written request from Fir Tree, we shall cause one person designated by Fir Tree (a “Fir Tree Designee”) to be elected or appointed to our Board and to be appointed to serve on the Compensation Committee of our Board, subject to such Fir Tree Designee being a person that the Board reasonably determines meets applicable legal, regulatory and governance requirements and who at all times complies with the policies and procedures that are applicable to all directors of the Company.  On November 13, 2009, in connection with the notice by Mr. Xue to the Company that he would not stand for re-election to our Board, Fir Tree notified the Company that it wanted a Fir Tree Designee to be elected to our Board at the Annual Meeting and that Mr. Sherwood would be the Fir Tree Designee.

The Fir Tree Agreement further provides that until such time as Fir Tree ceases to own at least 10% of our outstanding common stock (the “Trigger Event”), we shall:

(1)  not increase the number of directors comprising our board of directors beyond seven persons unless we increase the number of Fir Tree Designees proportionately in a ratio of 1 to 5 (rounded to the nearest whole number);

(2)  use best efforts to cause the re-election of the Fir Tree Designee at each annual meeting of the Company’s stockholders at which such person’s term expires;

(3)  not increase the number of directors appointed to the compensation committee beyond three persons unless it increases the number of Fir Tree Designees appointed to such committee proportionately; and

(4)  use best efforts to cause the re-appointment of a Fir Tree Designee when such person’s term expires.

The Fir Tree Agreement also provides that if the Fir Tree Designee shall cease to serve as a director or on the compensation committee for any reason, our Board will use its reasonable efforts to take all action required to fill the vacancy resulting therefrom with a person designated by Fir Tree, subject to any such replacement designee being a Suitable Person.  Pursuant to the Fir Tree Agreement, Fir Tree has agreed that from and after the occurrence of the Trigger Event, Fir Tree shall, if requested by our Board, use its reasonable efforts to cause the Fir Tree Designee then serving on our Board and/or the compensation committee to offer his or her resignation from our Board and/or the compensation committee as soon as reasonably practicable and shall take all such other action necessary, or reasonably requested by us, to cause the prompt removal of such person from our Board and/or the compensation committee.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Our directors have backgrounds in a variety of different areas including education, marketing, strategic business development, finance, investor relations and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Board Leadership Structure

The Board of Directors believes that Mr. Chan’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Chan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

Board Practices

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the board of directors will meet regularly on a quarterly basis and additionally as required.

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee. Our board of directors has determined that Daniel Tseung, Justin Tang and Ned Sherwood, the members of these committees, are “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our board of directors.

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

The members of the audit committee are Ned Sherwood, Justin Tang and Daniel Tseung, who served as the Chair of the Audit Committee. All of the above-listed audit committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the Board of Directors.

The Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Ned Sherwood is the “audit committee financial expert” and is an independent member of the Board of Directors.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Daniel Tseung, Ned Sherwood and Justin Tang who serves as the Chairman of the Nominating and Corporate Governance Committee. Each of the above-listed nominating committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the Board of Directors. The function of the Nominating and Corporate Governance Committee is to assist and advise the Board of Directors with respect to:

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

There were no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on November 19, 2009 for its Annual Meeting of Stockholders, which was held on December 11, 2009.  As part of its consideration, the Nominating and Corporate Governance Committee evaluated the nomination of Mr. Ned Sherwood by Fir Tree.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders.  Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined in the Marketplace Rules of NASDAQ and applicable SEC regulations.  Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o ChinaCast Education Corporation, Suite 08, 20F, One International Financial Centre, 1 Harbour View Street, Central, Hong Kong.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.   Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates..

Compensation Committee

The members of the Compensation Committee are Justin Tang, Daniel Tseung and Ned Sherwood who serves as the Chairman of the Compensation Committee. Each of the above-listed compensation committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the Board of Directors.

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

Communications with the Board of Directors

The Board of Directors maintains a process for stockholders to communicate with the Board. Stockholders wishing to communicate with the Board or any individual director must mail a communication addressed to the Secretary of the Company, ChinaCast Education Corporation, Suite 3316, 33/F, One IFC, 1 Harbour View Street, Central, Hong Kong. Any such communication must state the number of shares of Common Stock beneficially owned by the stockholder making the communication. All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or taking appropriate legal action regarding the communication.

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

Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year 2009, all of the executive officers complied with the filing requirements of Section 16(a) of the Exchange Act, except that Jim Ma Jim Lok failed to timely file a Form 4.

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

Elements of Our Executive Compensation Programs

During each year, the compensation committee lays down the principles to properly align the Chinacast management’s incentives with the long term success of the company and shareholders value. The Compensation Committee believes that an effective compensation structure should be composed of multiple instruments, including base salary, year end cash bonus, and stock option/restricted stock program. The Compensation Committee firmly believes that each instrument is suited to address different aspects of the compensation issues and need to work together to make the compensation structure more complete and versatile for different recipients.

The following is a description of the elements of our compensation generally.

Base Salary . All full time executives are paid a base salary. Base salaries for our named executives are set based on their professional qualifications and experiences, education background and scope of their responsibilities, taking into account competitive market compensation levels paid by other similar sized companies for similar positions and reasonableness and fairness when compared to other similar positions of responsibility within the Company. Base salaries are reviewed annually by the Compensation Committee, and may be adjusted annually as needed.

Annual Bonuses . The Company does not pay guaranteed annual bonuses to our executives or to employees at any level because we emphasize pay-for-performance. The Compensation Committee determines cash bonuses towards the end of each fiscal year to award our executive officers including our Chief Executive Officer and Chief Financial Officer based upon a subjective assessment of the Company’s overall performance and the contributions of the executive officers during the relevant period.

Equity Incentive Compensation .. A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s equity based compensation plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company.  Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options or incentive stock, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee will review the existing 2007 Omnibus Securities and Incentive Plan or approve additional plans from time to time, and determine the overall stock units that can be awarded during the period. The Compensation Committee will approve the award plan including performance target benchmarks proposed by the management for the executives each year.

The Compensation Committee grants equity incentive compensation at times when there are not material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. The exercise price is the closing market price on the date of the grant. The Compensation Committee’s policy is to keep the total stock option and restricted stock awarded each year under 1% of the total shares outstanding. All awards under the plan will be subjected to vesting period approved .

Other Compensation . We provide our executives with certain other benefits, including reimbursement of business and entertainment expenses, health insurance, vacation and sick leave plan. The Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits as it deems necessary. We believe that these benefits are typically provided to senior executives of similar companies in China and in the U.S.

2009 Executive Incentive Plan

In October 28, 2009, we adopted our 2009 Executive Incentive Plan (the “EIP”).  The EIP is intended to form the basis for compensation of our executives (6 persons) in 2010.  In January 2010, each of our executives entered into employment agreements with the Company, the terms of which are based on the terms of the EIP.

Pursuant to the EIP, the compensation package for each of our executives shall consist of (i) base salary, (ii) cash bonus and (iii) stock based compensation consisting of restricted shares of the Company’s common stock.  Cash bonuses and shares of restricted stock shall be based on the Company’s achievement of the following key performance targets:

1 . Revenues of US$49-51 million for 2009 (“Revenue Target”)
2.  Adjusted net profit of US$14-16 million for 2009 (“Net Profit Target”)
3.  Return on assets of 4.8%-5.2% for 2009 (“Return of Assets Target”)

Cash bonuses shall be set by our CEO and based on 40-50% of the base salary of each executive as well as the percentage achievement of each of each of the key performance targets.  The percentage of total cash bonus for which an executive is eligible shall be allocated as follows: (i) 40% based on achievement of the Revenue Target, (ii) 40% based on achievement of the Net Profit Target and (iii) 20% based on achievement of the Return of Assets Target.  In the case of each of these targets, achievement of the low end of the target range shall entitle the executive to receive 100% of the portion of total cash bonus attributable to such target.  If, however, 110% of such target is achieved, the executive shall be entitled to receive 110% of the total bonus attributable to such target.  Conversely, if only 80% of such target is achieved, the executive shall be entitled to receive 80% of the total bonus attributable to such target.

A total of around 350,000 shares of common stock shall be available for award as stock based compensation in the form of restricted stock.  The percentage of the total number of shares of restricted stock for which an executive is eligible to receive shall be allocated as follows: (i) 25% based on achievement of the Revenue Target, (ii) 25% based on achievement of the Net Profit Target and (iii) 50% based on achievement of the Return of Assets Target.  In the case of each of these targets, achievement of the low end of the target range shall entitle the executive to receive 100% of the portion of total stock based compensation attributable to such target.  If, however, 110% of such target is achieved, the executive shall be entitled to receive 110% of the total stock based compensation attributable to such target.  Conversely, if only 80% of such target is achieved, the executive shall be entitled to receive 80% of the total stock based compensation attributable to such target.  All restricted stock awards made pursuant to the EIP shall vest in even amounts quarterly over the twelve consecutive fiscal quarters commencing March 31, 2010.

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

Ned Sherwood

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors during 2009 were Daniel Tseung, Justin Tang and Richard Xue who was replaced by Ned Sherwood on December 11, 2009. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Executive Compensation

Summary Compensation Table (US$)

							Non-Equity
				Stock	Option		Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards		Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)		($)	($)	($)
Ron Chan Tze Ngon,	2009	204,345	—	—	—		—	—	204,345	(7)
Executive Chairman and	2008	139,221	—	—	—		—	—	139,221
Chief Executive Officer	2007	135,313	—	—	—		—	—	135,313
Li Wei,	2009	80,030	—	—	267,000	(2)	—	—	349,030	(8)
Chief Operating Office	2008	82,899	—	—	267,000	(2)	—	—	349,899
	2007	78,404	—	—	—		—	—	78,404
Antonio Sena,	2009	131,586	—	—	178,890	(3)	—	—	310,476	(9)
Chief Financial Officer	2008	134,475	—	—	178,890	(3)	—	—	313,365
	2007	130,700	—	—	—		—	—	130,700
Michael Santos,	2009	185,768	—	—	178,890	(4)	—	—	364,658	(10)
Director and Chief	2008	189,847	—	—	178,890	(4)	—	—	368,737
Marketing Officer	2007	184,517	—	—	—		—	—	184,517
Jim Ma,	2009	102,173	—	—	178,890	(5)	—	—	281,063	(11)
VP of Finance	2008	104,416	—	—	178,890	(5)	—	—	283,306
	2007	101,484	—	—	—		—	—	101,484
Jiang Xiang Yuan,	2009	27,778	—	—	267,000	(6)	—	—	294,778	(12)
VP	2008	28,174	—	—	267,000	(6)	—	—	295,174
	2007	26,901	—	—	—		—	—	26,901

(1)	Valuation based on the dollar amount of option grants was based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(2)
On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(3)
On January 11, 2008, Mr Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(4)
On January 11, 2008, Mr Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(5)
On January 11, 2008, Mr Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(6)
On January 11, 2008, Mr Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(7)	Represents salary earned as Chief Executive Officer of CCH.

(8)	Represents salary earned as Chief Operations Officer of CCH.

(9)	Represents salary earned as Chief Financial Officer of CCH.

(10)	Represents salary earned as Chief Marketing Officer of CCH.

(11)	Represents salary earned as Vice President of Finance of CCH.

(12)	Represents salary earned as Vice President of CCH.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2009.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable		Unexercisable

Li Wei	200,000	(1)	—	100,000	6.30	1/11/2018	—	—	—	—

Antonio Sena	134,000	(2)	—	67,000	6.30	1/11/2018	—	—	—	—

Michael Santos	134,000	(3)	—	67,000	6.30	1/11/2018	—	—	—	—

Jim Ma	134,000	(4)	—	67,000	6.30	1/11/2018	—	—	—	—

Jiang Xiang Yuan	200,000	(5)	—	100,000	6.30	1/11/2018	—	—	—	—

(1)
On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(2)
On January 11, 2008, Mr Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(3)
On January 11, 2008, Mr Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(4)
On January 11, 2008, Mr Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(5)
On January 11, 2008, Mr Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

Grants of Plan Based Awards

The following table summarizes our awards made to our named executive officers under any plan in 2009.

						All
						Other
						Stock
						Awards:	All Other
						Number	Option		Exercise
						of	Awards:		or	Closing
			Estimated Future Payouts Under			Shares	Number of		Base Price	Price on
			Equity Incentive Plan Awards			of	Securities		of Option	Grant
		Approval	Threshold	Target	Maximum	Stock or	Underlying		Awards	Date
Name	Grant Date	Date	(#)	(#)	(#)	Units (#)	Options (#)		($/Sh)	($/Sh)

Li Wei	1/11/2008	1/11/2008	n/a	n/a	n/a	—	300,000	(1)	6.30	6.25

Antonio Sena	1/11/2008	1/11/2008	n/a	n/a	n/a	—	200,000	(2)	6.30	6.25

Michael Santos	1/11/2008	1/11/2008	n/a	n/a	n/a	—	200,000	(3)	6.30	6.25

Jim Ma	1/11/2008	1/11/2008	n/a	n/a	n/a	—	200,000	(4)	6.30	6.25

Jiang Xiang Yuan	1/11/2008	1/11/2008	n/a	n/a	n/a	—	300,000	(5)	6.30	6.25

(1)
On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

(2)
On January 11, 2008, Mr Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(3)
On January 11, 2008, Mr Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(4)
On January 11, 2008, Mr Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vested March 31, 2009 and 66,000 of such options shall vest on March 31, 2010.

(5)
On January 11, 2008, Mr Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options shall vest on March 31, 2010.

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

Currently, there are 1,300 employees and directors who would be entitled to receive stock options and/or restricted shares under the 2007 Plan. Future new hires and additional consultants would be eligible to participate in the 2007 Plan as well. The number of stock options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.

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

Option Exercises and Stock Vested

There were no options exercised by the Named Executive Officers in 2009.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Service Agreements

The Company signed Service Agreements with each of the named executive officers on January 4, 2010.

The Company entered into a Service Agreement, dated January 4, 2010, with Ron Chan Tze Ngon, pursuant to which the Company agreed that Mr. Chan would serve as the Company’s Chief Executive Officer commencing on January 4, 2010.  The Service Agreement may be terminated by either the Company or Mr. Chan upon three months prior written notice to the other party.  Pursuant to the Service Agreement, the Company agreed that Mr. Chan’s salary shall initially be HK$1,800,000 per year and shall be subject to annual review by the Company’s Board of Directors.  In addition, the Service Agreement provides that Mr. Chan shall be entitled to receive an annual performance bonus, determined in accordance with the Company’s EIP.  The Service Agreement also provides that Mr. Chan be allocated 70,000 restricted shares of common stock to be awarded evenly on meeting the management targets set each year for 2009 (pursuant to the EIP), 2010 and 2011.  Mr. Chan’s Service Agreement contains restrictions with respect to the disclosure or use of confidential information of the Company, as well as restrictions on Mr. Chan’s ability to engage in certain activities that may be deemed to be competitive with or adverse to the business interests of the Company.

The Company entered into a Service Agreement, dated January 4, 2010, with Michael Santos, pursuant to which the Company agreed that Mr. Santos would serve as the Company’s President International & Executive Director commencing on January 4, 2010.  The Service Agreement may be terminated by either the Company or Mr. Santos upon three months prior written notice to the other party.  Pursuant to the Service Agreement, the Company agreed that Mr. Santos’ salary shall initially be US$185,000 per year and shall be subject to annual review by the Company’s Board of Directors.  In addition, the Service Agreement provides that Mr. Santos shall be entitled to receive an annual performance bonus, determined in accordance with the Company’s EIP.  The Service Agreement also provides that Mr. Santos shall be allocated 60,000 restricted shares of common stock to be awarded evenly on meeting the management targets set each year for 2009 (pursuant to the EIP), 2010 and 2011.  Mr. Santos’ Service Agreement contains restrictions with respect to the disclosure or use of confidential information of the Company, as well as restrictions on Mr. Santos’ ability to engage in certain activities that may be deemed to be competitive with or adverse to the business interests of the Company.

The Company entered into a Service Agreement, dated January 4, 2010, with Antonio Sena, pursuant to which the Company agreed that Mr. Sena would serve as the Company’s Chief Financial Officer commencing on January 4, 2010.  The Service Agreement may be terminated by either the Company or Mr. Sena upon three months prior written notice to the other party.  Pursuant to the Service Agreement, the Company agreed that Mr. Sena’s salary shall initially be HK$1,440,000 per year and shall be subject to annual review by the Company’s Board of Directors.  In addition, the Service Agreement provides that Mr. Sena shall be entitled to receive an annual performance bonus, determined in accordance with the Company’s EIP.  The Service Agreement also provides that Mr. Sena shall be allocated 60,000 restricted shares of common stock to be awarded evenly on meeting the management targets set each year for 2009 (pursuant to the EIP), 2010 and 2011.  Mr. Sena’s Service Agreement contains restrictions with respect to the disclosure or use of confidential information of the Company, as well as restrictions on Mr. Sena’s ability to engage in certain activities that may be deemed to be competitive with or adverse to the business interests of the Company.

The Company entered into a Service Agreement, dated January 4, 2010, with Jim Ma, pursuant to which the Company agreed that Mr. Ma would serve as the Company’s Chief Accounting Officer commencing on January 4, 2010.  The Service Agreement may be terminated by either the Company or Mr. Ma upon three months prior written notice to the other party.  Pursuant to the Service Agreement, the Company agreed that Mr. Ma’s salary shall initially be HK$1,080,000 per year and shall be subject to annual review by the Company’s Board of Directors.  In addition, the Service Agreement provides that Mr. Ma shall be entitled to receive an annual performance bonus, determined in accordance with the Company’s EIP.  The Service Agreement also provides that Mr. Ma shall be allocated 50,000 restricted shares of common stock to be awarded evenly on meeting the management targets set each year for 2009 (pursuant to the EIP), 2010 and 2011.  Mr. Ma’s Service Agreement contains restrictions with respect to the disclosure or use of confidential information of the Company, as well as restrictions on Mr. Ma’s ability to engage in certain activities that may be deemed to be competitive with or adverse to the business interests of the Company.

The Company entered into a Service Agreement, dated January 4, 2010, with Li Wei, pursuant to which the Company agreed that Mr. Li would serve as the Company’s Chief Operating Officer commencing on January 4, 2010.  The Service Agreement may be terminated by either the Company or Mr. Li upon three months prior written notice to the other party.  Pursuant to the Service Agreement, the Company agreed that Mr. Li’s salary shall initially be HK$692,628 per year and shall be subject to annual review by the Company’s Board of Directors.  In addition, the Service Agreement provides that Mr. Li shall be entitled to receive an annual performance bonus, determined in accordance with the Company’s EIP.  The Service Agreement also provides that Mr. Li shall be allocated 50,000 restricted shares of common stock to be awarded evenly on meeting the management targets set each year for 2009 (pursuant to the EIP), 2010 and 2011.  Mr. Li’s Service Agreement contains restrictions with respect to the disclosure or use of confidential information of the Company, as well as restrictions on Mr. Li’s ability to engage in certain activities that may be deemed to be competitive with or adverse to the business interests of the Company.

The Company entered into a Service Agreement, dated January 4, 2010, with Jiang Xiangyuan, pursuant to which the Company agreed that Mr. Jiang would serve as the Company’s Chief Investment Officer commencing on January 4, 2010.  The Service Agreement may be terminated by either the Company or Mr. Jiang upon three months prior written notice to the other party.  Pursuant to the Service Agreement, the Company agreed that Mr. Jiang’s salary shall initially be HK$692,628 per year and shall be subject to annual review by the Company’s Board of Directors.  In addition, the Service Agreement provides that Mr. Jiang shall be entitled to receive an annual performance bonus, determined in accordance with the Company’s EIP.  The Service Agreement also provides that Mr. Jiang shall be allocated 60,000 restricted shares of common stock to be awarded evenly on meeting the management targets set each year for 2009 (pursuant to the EIP), 2010 and 2011.  Mr. Jiang’s Service Agreement contains restrictions with respect to the disclosure or use of confidential information of the Company, as well as restrictions on Mr. Jiang’s ability to engage in certain activities that may be deemed to be competitive with or adverse to the business interests of the Company.

Potential Payments Upon Termination or Change In Control

We have no potential payments upon termination other than severance compensation required by the laws in the PRC and other applicable jurisdictions which ranged from 1 to 3 months of base salaries. In the case of change in control of the Company, the unvested portion of all stock based compensation shall vest immediately.

Director Compensation

The following table summarizes compensation that our directors earned during 2009 for services as members of our board and board committees:

	Fees
	Earned or				All
	Paid in	Stock		Options	Other
	Cash	Awards		Awards	Compensation	Total
Name	(US$)	(US$)(1)		(US$)	(US$)	(US$)
Daniel Tseung	70,000	187,500	(2)	—	—	257,500
Justin Tang	70,000	187,500	(3)	—	—	257,500
Richard Xue	70,000	562,500	(4)	—	—	632,500
Ned Sherwood	—	—		—	—
Yin Jian Ping	208,832	—		—	—	208,832

(1)	Valuation based on the dollar amount of restricted stock grants was based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(2)
Mr. Daniel Tseung received a grant of 100,000 shares of restricted common stock on January 11, 2008, 10,000 of which vested on February 9, 2008, 30,000 of which vested on January 11, 2009 and 60,000 of which are scheduled to vest on February 9, 2010.

(3)
Mr. Justin Tang received a grant of 100,000 shares of restricted common stock on January 11, 2008, 10,000 of which vested on February 9, 2008, 30,000 of which vested on January 11, 2009 and 60,000 of which are scheduled to vest on February 9, 2010.

(4)
Mr. Richard Xue received a grant of 100,000 shares of restricted common stock on January 11, 2008, 10,000 of which vested on February 9, 2008, 30,000 of which vested on February 9, 2009 and 60,000 of which were scheduled to vest on February 9, 2010.  Following Mr. Xue’s decision not to stand for re-election to the Board at the Company’s 2009 annual meeting of stockholders the Board approved the 60,000 shares of restricted common stock scheduled to vest on February 9, 2010 to vest on December 11, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 26, 2010, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. This table also identifies the stock ownership of each of our directors and officers and all directors and officers as a group.

Beneficial ownership is determined in accordance with Securities and Exchange Commission (“SEC”) rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o ChinaCast Education Corp., Suite 08, 20/F, One International Financial Centre, 1 Harbour View Street, Central, Hong Kong.

		Percentage of
	Amount and Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership(2)	Stock(3)
Ron Chan Tze Ngon (4)	2,710,565	5.9%
Justin Tang (5)(10)	390,000	*
Yin Jianping (6)	843,306	1.8%
Jim Ma	82,198	*
Michael Santos (7)	180,723	*
Richard Xue (8)(10)	200,000	*
Antonio Sena	121,641	*
Li Wei (9)	82,156	*
Daniel Tseung (10)	40,000	*
Ned Sherwood	-	*
All directors and officers as a group (10 persons)	4,650,589	10.1%

		Percentage of
	Amount and Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership(2)	Stock(3)
Fir Tree, Inc. (11)	6,031,556	13.1%
DTV Network Systems, Inc. (12)	2,957,573	6.4%

*	Less than one percent.

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

(2)	The foregoing information was derived from a Schedule 13G and Schedule 13D filings and information provided to the company by the respective shareholders.

(3)	Based upon 45,923,218 shares outstanding as of March 11, 2009.

(4)	Includes 638,620 shares beneficially held by Thriving Blue Limited, a company of which Mr. Chan is the sole shareholder.

(5)	Mr. Tang’s business address is A-3701 Beijing Fortune Plaza, 7 Middle Dongsanhuan Rd., Chaoyang District, Beijing, PRC.

(6)	Represents the portion of shares previously held by Super Dynamic Consultancy Limited (“SDCL”), which Mr. Yin had a 31.36% interest. The shares were transferred to him in August 2009.

(7)	Includes 70,825 shares held by Bostwicken Consultancy Limited, a company of which Mr. Santos’ wife is the sole shareholder.

(8)
Includes 100,000 shares of the Company’s common stock granted to him as an independent director of the Company. Mr. Xue’s business address is Suite 3606, Lippo Plaza, 222 Huai Hai Road, Shanghai, P.R.C.

(9)	Represents shares held by Time Global International Limited, a company of which Mr. Li is the sole shareholder.

(10)
Includes 40,000 shares of a total of 100,000 shares of the Company’s common stock granted to Daniel Tseung and Justin Tang, independent directors of the Company. The remaining shares 60,000 shares were vested on February 9, 2010 but the shares have not yet been issued.

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

Changes in Control

There were no arrangements, known to us, including any pledge by any person of our securities the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than as described below, there have been no other transactions since January 1, 2009, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

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

Pursuant to a letter agreement dated June 27, 2008 (the “Fir Tree Agreement”), in consideration for the agreement of Fir Tree Value Master Fund L.P (“Fir Tree Value”) and Fir Tree Capital Opportunity Master Fund L.P. (“Fir Tree Capital”, and collectively with Fir Tree Value, “Fir Tree”) to exercise certain of our warrants that were held by them, we agreed that reasonably promptly following receipt of a written request from Fir Tree, we shall cause one person designated by Fir Tree (a “Fir Tree Designee”) to be elected or appointed to our Board and to be appointed to serve on the Compensation Committee of our Board, subject to such Fir Tree Designee being a person that the Board reasonably determines meets applicable legal, regulatory and governance requirements and who at all times complies with the policies and procedures that are applicable to all directors of the Company. On November 13, 2009, in connection with the notice by Mr. Xue to the Company that he would not stand for re-election to our Board, Fir Tree notified the Company that it wanted a Fir Tree Designee to be elected to our Board at the Annual Meeting and that Mr. Sherwood would be the Fir Tree Designee. The Fir Tree Agreement further provides that until such time as Fir Tree ceases to own at least 10% of our outstanding common stock (the “Trigger Event”), we shall:

(1) not increase the number of directors comprising our board of directors beyond seven persons unless we increase the number of Fir Tree Designees proportionately in a ratio of 1 to 5 (rounded to the nearest whole number);

(2) use best efforts to cause the re-election of the Fir Tree Designee at each annual meeting of the Company’s stockholders at which such person’s term expires;

(3) not increase the number of directors appointed to the compensation committee beyond three persons unless it increases the number of Fir Tree Designees appointed to such committee proportionately; and

(4) use best efforts to cause the re-appointment of a Fir Tree Designee when such person’s term expires.

The Fir Tree Agreement also provides that if the Fir Tree Designee shall cease to serve as a director or on the compensation committee for any reason, our Board will use its reasonable efforts to take all action required to fill the vacancy resulting therefrom with a person designated by Fir Tree, subject to any such replacement designee being a Suitable Person. Pursuant to the Fir Tree Agreement, Fir Tree has agreed that from and after the occurrence of the Trigger Event, Fir Tree shall, if requested by our Board, use its reasonable efforts to cause the Fir Tree Designee then serving on our Board and/or the compensation committee to offer his or her resignation from our Board and/or the compensation committee as soon as reasonably practicable and shall take all such other action necessary, or reasonably requested by us, to cause the prompt removal of such person from our Board and/or the compensation committee.

On January 5, 2010, we issued 692,520 restricted shares of our common stock to. Thriving Blue Limited, a British Virgin Islands company that is 100% owned by Ron Chan Tze Ngon, the Company’s Chief Executive Officer (“Thriving Blue”) pursuant to a Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue for a purchase price of US$7.22 per share or an aggregate purchase price of US$4,999,994.40. The shares are beneficial held on behalf of Ron Chan Tze Ngon, Michael Santos, and Antonio Sena. The sale of the shares to Thriving Blue was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that Thriving Blue is a non-U.S. Person.

Significant related party transactions were disclosed in Note 20 to the consolidated financial statements.

It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

Director Independence

A majority of the directors serving on our Board must be independent directors under Rule 5605(b)(1) of the Marketplace Rules of The NASDAQ Stock Market (“NASDAQ”). The Board of Directors has a responsibility to make an affirmative determination whether a directors has a material relationships with the listed company through the application of Rule 5605(a)(2) of the Marketplace Rules of NASDAQ, which provides the definition of an independent director.

The Board of Directors has determined that each of our directors, except Ron Chan Tze Ngon and Michael Santos, has no relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” above.

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ: Daniel Tseung, Justin Tang and Ned Sherwood. In accordance with the Marketplace Rules of NASDAQ a majority of our Board of Directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2008, the aggregate fees billed were $1.7 million for professional services rendered by our principal auditor for the audit and review of financial statements and other services in connection with various filings of registration statements. During the fiscal year ended December 31, 2009, the aggregate fees billed or expected to be billed by our principal auditor were $1.0 million for professional services rendered for the audit and review of financial statements and other services in connection with share offering in December 2009 and filings of various registration statements.

Audit Related Fees

Excluding those fees disclosed in the Audit Fees section above, there were no audit related fees for the fiscal years ended December 31, 2008 and 2009.

Tax Fees

During the fiscal year ended December 31, 2008 and 2009, the aggregate fees billed or expected to be billed by our principal auditor and one of its member firms were $0.1 million and $0.1 million, respectively, for professional services rendered for tax compliance work and other tax related services.

All Other Fees

During the fiscal years ended December 31, 2008 and 2009, there were no fees billed for products and services provided by the independent registered public accounting firm other than those set forth above.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis.

Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

•	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or

•
the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	The financial statements listed on the Financial Statements Table of Contents.

(2)	Not applicable.

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	2007 Omnibus Securities and Incentive Plan

•	2009 Executive Incentive Plan

•	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon

•	Service Agreement, dated January 4, 2010, between the Company and Michael Santos

•	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena

•	Service Agreement, dated January 4, 2010, between the Company and Jim Ma

•	Service Agreement, dated January 4, 2010, between the Company and Li Wei

•	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan

(b)	The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)	Not applicable.

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

Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Exhibit	Description

1.1	Underwriting Agreement, between ChinaCast Education Corporation and Roth Capital Partners, LLC, dated September 26, 2008 (1)

1.2	Underwriting Agreement, between ChinaCast Education Corporation and Roth Capital Partners, LLC, dated December 1, 2009 (18)

2.1	Share Transfer Agreement dated August 11, 2009 by and between Yupei Training Information Technology Co., Ltd. and Chongqing Chaosheng Education and Investment Co., Ltd. (13)*

2.2	Summary of Cancellation Agreement dated September 18, 2009 by and between Yupei Training Information Technology Co., Ltd. and Chongqing Chaosheng Education and Investment Co., Ltd. (14)*

2.3
Summary of Share Transfer  Agreement dated September 18, 2009 by and between Yupei Training Information Technology Co., Ltd. and the shareholders of Chongqing Chaosheng Education and Investment Co., Ltd. (14)*

2.4
Share Transfer  Agreement dated September 28, 2009 by and among ChinaCast Communication Holdings Limited, Xie Jiqing, East Achieve Limited, Shanghai Xijiu Information Technology Co., Ltd., China Lianhe Biotechnology Co., Ltd. and Lijiang College of Guangxi Normal University (15)

3(i).1	Amended and Restated Certificate of Incorporation, as amended, as currently in effect (2)

3(i).2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation (2)

3(ii)	By-laws (2)

10.1	Pledge Agreement, dated as of November 15, 2000 (3)

10.2	Pledge Agreement, dated as of August 11, 2003 (3)

10.3	Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated August 11, 2003 (4)

10.4	Supplemental Deed to Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.5	Revenue and Cost Allocation Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.6	Exclusive Operating Right Agreement between Tsinghua Tongfeng Co., Ltd. and Beijing Tongfong Digital Education Technology Limited, dated June 15, 2005 (5)

10.7	Technical Service Agreement by and among ChinaCast Technology (Shanghai) Limited, the CCL Shareholders and ChinaCast Co., Ltd., dated November 15, 2000 (5)

10.8	Agreement to Acquire 80% of the holding company of the Foreign Trade Business College of Chongqing Normal University dated February 11, 2008 (6)

10.9	Acquisition Agreement, dated February 11, 2008, by and among ChinaCast Education Corporation, Yu Pei Information Technology (Shanghai) Limited and Beijing Heng Tai Jufu Investment Limited (7)

Exhibit	Description

10.10	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Fir Tree Value Master Fund, L.P. and Fir Tree capital Opportunity Master Fund, L.P. (8)

10.11	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (8)

10.12	Letter Agreement, dated July 16, 2008, between ChinaCast Education Corporation and Capela Overseas Ltd. (9)

10.13	2007 Omnibus Securities and Incentive Plan (10)

10.14	Share Purchase Agreement dated as of September 18, 2009 by and among Chinacast Education Corporation and the investors named therein (16)

10.15	Registration Rights Agreement dated November 23, 2009 by and among Chinacast Education Corporation, Fir Tree Value Master Fund L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (17)

10.16	Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue Limited (19)

10.17	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon

10.18	Service Agreement, dated January 4, 2010, between the Company and Michael Santos

10.19	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena

10.20	Service Agreement, dated January 4, 2010, between the Company and Jim Ma

10.21	Service Agreement, dated January 4, 2010, between the Company and Li Wei

10.22	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan

10.23	2009 Executive Incentive Plan

14.1	ChinaCast Education Corporation Code of Business Conduct and Ethics For Employees, Officers and Directors (11)

21.1	List of Subsidiaries (2)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Insider Trading Policy (12)

*	Summary translation filed as an exhibit. The agreement is in Chinese and the version executed by the Company is in Chinese

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(5)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008

(10)
Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on December 18, 2007 filed with the Securities and Exchange Commission on November 28, 2007

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2009

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION
	By:	/s/ Ron Chan Tze Ngon
Dated: March 29, 2010		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer

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

Dated March 29, 2010	By:	/s/ Ron Chan Tze Ngon
		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 29, 2010	By:	/s/ Antonio Sena
		Name:	Antonio Sena
		Title:	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

Dated March 29, 2010	By:	/s/ Michael Santos
		Name:	Michael Santos
		Title:	Director

Dated March 29, 2010	By:	/s/ Daniel Tseung
		Name:	Daniel Tseung
		Title:	Director

Dated March 29, 2010	By:	/s/ Justin Tang
		Name:	Justin Tang
		Title:	Director

Dated March 29, 2010	By:	/s/ Ned Sherwood
		Name:	Ned Sherwood
		Title:	Director

CHINACAST EDUCATION CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION

We have audited the accompanying consolidated balance sheets of ChinaCast Education Corporation, its subsidiaries, and its variable interest entities (collectively, the "Company") as of December 31, 2008 and 2009, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009, all expressed in Renminbi.  Our audits also included the financial statement schedule included in Schedule 1.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, such statements have been adjusted for the retrospective application of the authoritative pronouncement issued by Financial Accounting Standards Board regarding the noncontrolling interests, which was adopted by the Company on January 1, 2009.

Our audits also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2.  Such United States dollar amounts are presented solely for the convenience of the readers.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, People's Republic of China
March 29, 2010

CHINACAST EDUCATION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	As of December 31,
	2008	2009	2009
	RMB	RMB	US$
Assets

Current assets:
Cash and cash equivalents	220,131	327,628	48,180
Term deposits	369,000	507,000	74,559
Accounts receivable, net of allowance of RMBnil in both 2008 and 2009	32,581	53,828	7,916
Inventory	1,419	1,386	204
Prepaid expenses and other current assets	8,987	19,178	2,820
Amounts due from related parties	2,488	6,388	939
Deferred tax assets	-	1,010	149
Assets held for sale	-	34	5
Current portion of prepaid lease payments for land use right	2,487	3,246	477
Total current assets	637,093	919,698	135,249
Non-current deposits	686	14,550	2,140
Property and equipment, net	283,982	516,938	76,020
Prepaid lease payments for land use rights - non-current	119,296	144,818	21,297
Acquired intangible assets, net	31,330	71,286	10,483
Long-term investments	5,224	3,101	456
Non-current advances to related party	110,217	99,727	14,666
Goodwill	311,331	503,771	74,084
Total assets	1,499,159	2,273,889	334,395
Liabilities and equity

Current liabilities:
Accounts payable	11,467	16,061	2,362
Accrued expenses and other current liabilities	132,807	214,316	31,517
Deferred revenues	84,372	156,645	23,036
Amount due to a related party	1,127	-	-
Income taxes payable	50,594	68,731	10,108
Current portion of long-term bank borrowings	20,000	104,400	15,353
Current portion of capital lease obligation	1,191	1,323	195
Other borrowings	1,097	200	29
Liabilities held for sale	-	1,315	193
Total current liabilities	302,655	562,991	82,793
Long-term bank borrowings	58,400	134,000	19,706
Capital lease obligation, net of current portion	1,323	-	-
Deferred tax liabilities - non-current	21,030	30,923	4,547
Unrecognized tax benefits - non-current	44,612	62,457	9,185
Total non-current liabilities	125,365	227,380	33,438
Total liabilities	428,020	790,371	116,231

CHINACAST EDUCATION CORPORATION

CONSOLIDATED BALANCE SHEETS - continued
(In thousands, except share-related data)

	As of December 31,
	2008	2009	2009
	RMB	RMB	US$
Commitments and contingencies

Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 35,648,251 and 45,170,698 shares issued and outstanding in 2008 and 2009, respectively)	27	33	5
Additional paid-in capital	948,352	1,290,651	189,801
Statutory reserve	28,117	39,139	5,755
Accumulated other comprehensive loss	(5,462)	(6,055)	(890)
Retained earnings	55,526	136,583	20,086
Total ChinaCast Education Corporation shareholders' equity	1,026,560	1,460,351	214,757
Noncontrolling interest	44,579	23,167	3,407
Total equity	1,071,139	1,483,518	218,164
Total liabilities and equity	1,499,159	2,273,889	334,395

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPERHENSIVE INCOME
(In thousands, except share-related data)

	For the years ended December 31,
	2007	2008	2009	2009
	RMB	RMB	RMB	US$
Revenues:
Service	144,669	253,702	337,940	49,697
Equipment	38,827	28,912	8,607	1,266
	183,496	282,614	346,547	50,963
Cost of revenues
Service	(40,124)	(97,730)	(139,046)	(20,448)
Equipment	(39,678)	(29,122)	(8,455)	(1,243)
	(79,802)	(126,852)	(147,501)	(21,691)
Gross profit	103,694	155,762	199,046	29,272
Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB170, RMB1,626 and RMB1,640 for 2007, 2008 and 2009, respectively)	(3,477)	(5,770)	(4,649)	(684)
General and administrative expenses (including share-based compensation of RMB360, RMB14,225 and RMB14,566 for 2007, 2008 and 2009, respectively)	(52,890)	(67,704)	(69,641)	(10,241)
Foreign exchange loss	(4,179)	(1,162)	(87)	(13)
Management service fee	18,035	6,463	5,128	754
Other operating income	-	56	210	31
Total operating expenses, net	(42,511)	(68,117)	(69,039)	(10,153)
Income from operations	61,183	87,645	130,007	19,119
Impairment loss on cost method investment	-	(8,500)	(436)	(64)
Gain on disposal of consolidated entity	-	-	1,228	180
Gain on disposal of cost method investment	10,270	-	-	-
Interest income	20,154	19,461	8,317	1,223
Interest expense	(38)	(2,575)	(7,988)	(1,175)
Income before provision for income taxes, earnings in equity investments	91,569	96,031	131,128	19,283
Provision for income taxes	(21,263)	(24,381)	(29,949)	(4,404)
Net income before earnings in equity investments	70,306	71,650	101,179	14,879
Earnings in equity investments	(1,155)	(441)	(1,687)	(248)
Income from continuing operations, net of tax	69,151	71,209	99,492	14,631
Discontinued operations
Loss from discontinued operations, net of taxes of RMBnil for 2007, 2008 and 2009 (including impairment loss on acquired intangible assets of RMB14,500 for 2008):	(7,020)	(21,025)	(74)	(11)
Net income	62,131	50,184	99,418	14,620
Less: Net income attributable to noncontrolling interest	(3,472)	(7,517)	(7,339)	(1,079)
Net income attributable to ChinaCast Education Corporation	58,659	42,667	92,079	13,541
Net income	62,131	50,184	99,418	14,620
Foreign currency translation adjustments	(2,443)	(257)	(596)	(87)
Comprehensive income	59,688	49,927	98,822	14,533
Comprehensive income attributable to noncontrolling interest	(3,472)	(7,517)	(7,336)	(1,079)

Comprehensive income attributable to ChinaCast Education Corporation	56,216	42,410	91,486	13,454

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPERHENSIVE INCOME - continued
(In thousands, except share-related data)

	For the years ended December 31,
	2007	2008	2009	2009
	RMB	RMB	RMB	US$
Net income per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	2.21	1.40	2.49	0.37
Diluted	2.10	1.39	2.48	0.36
Weighted average shares used in computation:
Basic	26,567,240	30,442,992	36,946,830	36,946,830
Diluted	27,975,731	30,691,742	37,167,694	37,167,694
Amount attributable to ChinaCast Education Corporation:
Income from continuing operations, net of tax	65,806	63,377	92,153	13,552
Discontinued operations, net of tax	(7,147)	(20,710)	(74)	(11)
Net income attributable to ChinaCast Education Corporation	58,659	42,667	92,079	13,541

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share-related data)

	ChinaCast Education Corporation shareholders
								(Accumulated			Accumulated other
	Ordinary			Additional		Statutory		deficit) retained			comprehensive	Noncontrolling		Total
	Shares	Amount		paid-in capital		reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB

Balance at January 1, 2007	23,140,702		18		653,000		9,721		(24,927)		(2,762)		145,501		780,551
Share-based compensation	12,500		-		530		-		-		-		-		530
Net income	-		-		-		-		58,659		-		3,472		62,131
Recapitalization in connection with Share Exchange Transaction (Note 1)	4,139,439		3		121,107		-		-		-		(121,110)		-
Capital distribution	-		-		(5,793)		-		-		-		-		(5,793)
Disposal of a subsidiary	-		-		-		(1,052)		1,052		-		(6,694)		(6,694)
Cumulative effect of the adoption of authoritative pronouncement regarding the accounting for uncertainty in income taxes on January 1, 2007	-		-		-		-		(2,477)		-		(657)		(3,134)
Foreign currency translation adjustments	-		-		-		-		-		(2,443)		-		(2,443)
Statutory reserve	-		-		-		7,418		(7,418)		-		-		-
Balance at December 31, 2007	27,292,641		21		768,844		16,087		24,889		(5,205)		20,512		825,148

Share-based compensation	-		-		15,851		-		-		-		-		15,851
Net income	-		-		-		-		42,667		-		7,517		50,184
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs of RMB5,938	4,105,610		3		98,507		-		-		-		-		98,510
Share offering, net of issuance costs of RMB11,440	4,250,000		3		64,233		-		-		-		-		64,236
Purchase of subsidiaries	-		-		-		-		-		-		16,550		16,550
Refund of payment of tax liability assumed pursuant to the Share Exchange Transaction	-		-		917		-		-		-		-		917
Foreign currency translation adjustments	-		-		-		-		-		(257)		-		(257)
Statutory reserve	-		-		-		12,030		(12,030)		-		-		-
Balance at December 31, 2008	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139

Share-based compensation	120,000		-		16,206		-		-		-		-		16,206
Net income	-		-		-		-		92,079		-		7,339		99,418
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947		2		28,746		-		-		-		(28,748)		-
Share offering, net of issuance costs of RMB21,508	6,819,500		4		297,347		-		-		-		-		297,351
Foreign currency translation adjustments	-		-		-		-		-		(593)		(3)		(596)
Statutory reserve	-		-		-		11,022		(11,022)		-		-		-
Balance at December 31, 2009	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518
		US$	5	US$	189,801	US$	5,755	US$	20,086	US$	(890)	US$	3,407	US$	218,164

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2007	2008	2009	2009
	RMB	RMB	RMB	US$
Cash flows from operating activities:
Net income	62,131	50,184	99,418	14,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,055	16,565	29,489	4,337
Amortization of acquired intangible assets	1,198	16,280	20,596	3,029
Amortization of land use rights	-	1,908	2,639	388
Share-based compensation	530	15,851	16,206	2,383
(Gain) loss on disposal of property and equipment	-	(37)	1,364	201
Earnings in equity investments	1,155	441	1,687	248
Write-down of inventory	492	262	276	41
Gain on disposal of acquired intangible assets	-	-	(1,552)	(228)
Impairment loss on cost method investment	-	8,500	436	64
Impairment loss on acquired intangible assets	-	14,500	-	-
Gain on disposal of subsidiary	-	-	(1,228)	(181)
Gain on disposal of cost method investment	(10,270)	-	-	-
Changes in assets and liabilities:
Accounts receivable	3,117	1,927	(20,298)	(2,985)
Inventory	396	334	(243)	(36)
Prepaid expenses and other current assets	(3,486)	(1,566)	(8,910)	(1,310)
Non-current deposits	(1,968)	1,746	(1,491)	(219)
Amounts due from related parties	(665)	760	(3,900)	(574)
Accounts payable	(2,021)	(11,163)	4,594	676
Accrued expenses and other current liabilities	257	22,813	(11,669)	(1,716)
Deferred revenues	4,052	51,172	(16,287)	(2,395)
Amounts due to related parties	(134)	1,127	(1,127)	(166)
Income taxes payable	10,089	13,844	18,137	2,667
Deferred tax assets	172	-	(270)	(40)
Deferred tax liabilities	-	(2,266)	(3,463)	(508)
Unrecognized tax benefits	4,555	9,883	10,683	1,570
Net cash provided by operating activities	73,655	213,065	135,087	19,866
Cash flows from investing activities:
Purchase of cost method investment	-	(3,000)	-	-
Advances to related party	(1,443)	(26,294)	(20,309)	(2,987)
Repayment from advances to related party	11,395	35,991	32,611	4,796
Deposits for business acquisition	-	(19,000)	-	-
Return of deposit for business acquisition	-	19,000	-	-
Purchase of property and equipment	(2,690)	(56,351)	(41,280)	(6,071)
Purchase of subsidiaries, net of cash acquired	-	(465,507)	(221,887)	(32,631)
Term deposits	(153,847)	227,768	(138,000)	(20,294)
Advance from disposal of intangible assets	-	-	1,000	147
Disposal of intangible assets	-	-	6,000	882
Disposal of cost method investment	12,000	-	-	-
Disposal of property and equipment	-	244	51	8
Deposit for investment	-	-	(3,000)	(441)
Acquisition of brand name usage right	(22,532)	-	-	-
Net cash spent on disposal of consolidated entity	(9,113)	-	(683)	(100)
Net cash used in investing activities	(166,230)	(287,149)	(385,497)	(56,691)

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)

	For the years ended December 31,
	2007	2008	2009	2009
	RMB	RMB	RMB	US$
Cash flows from financing activities:
Deferred consideration paid for acquisition of subsidiary	-	-	(4,150)	(610)
Capital distribution (Note 1)	(5,793)	-	-	-
Proceeds from share offering, net of issuance costs	-	64,236	297,351	43,728
Payment of expenses in connection with Share Exchange Transaction	(34,956)	-	-	-
Repayment of capital lease obligation	(147)	(1,302)	(1,191)	(175)
Other borrowings raised	-	5,998	10,850	1,596
Bank borrowings raised	-	-	70,000	10,294
Guarantee deposit paid	-	-	(3,000)	(441)
Repayment of other borrowings	-	(11,501)	(11,747)	(1,728)
Repayment of advances from related parities	(4,251)	-	-	-
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs (Note 18)	-	98,510	-	-
Net cash provided by (used in) financing activities	(45,147)	155,941	358,113	52,664
Effect of foreign exchange rate changes	(1,735)	(336)	(189)	(28)
Net (decrease) increase in cash and cash equivalents	(139,457)	81,521	107,514	15,811
Less: cash and cash equivalents in assets held for sale	-	-	(17)	(3)
Cash and cash equivalents at beginning of the year	278,067	138,610	220,131	32,372
Cash and cash equivalents at end of the year	138,610	220,131	327,628	48,180
Non-cash investing and financing activities:
Payable assumed in purchase of property and equipment	-	23,189	49,335	7,255
Inception of capital leases	-	3,784	-	-
Acquisition of subsidiaries:
Consideration paid	-	475,850	295,000	43,382
Consideration payable	-	4,150	30,482	4,483
Total	-	480,000	325,482	47,865
Assets acquired (including cash and cash equivalent of RMB10,343 and RMB73,113 for 2008 and 2009)	-	695,462	629,798	92,617
Liabilities assumed	-	(198,912)	(304,316)	(44,752)
Noncontrolling interest	-	(16,550)	-	-
	-	480,000	325,482	47,865
Disposal of subsidiaries/other consolidated entity:
Consideration:
Receivable	-	-	100	-
Offset against payable	6,300	-	-	-
Addition to cost method investment	8,936	-	-	-
	15,236	-	100	-
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	-	-	135,000	19,853
Supplemental cash flow information:
Interest paid (net of amount capitalized of RMB2,376 and RMB1,421, in 2008 and 2009, respectively)	38	2,575	7,988	1,393
Income taxes paid	7,865	3,846	5,014	737

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

ChinaCast Education Corporation ("CEC", formerly Great Wall Acquisition Corporation ("Great Wall")) was incorporated under the laws of Delaware, United States, on August 20, 2003.  Through a share exchange transaction, Great Wall acquired ChinaCast Communication Holdings Limited ("ChinaCast") on December 22, 2006.  CEC, its majority-owned subsidiaries, including ChinaCast, and ChinaCast's variable interest entities are collectively referred to hereinafter as the "Company".

As of December 31, 2009, CEC's majority-owned subsidiaries and variable interest entities were as follows:

	Date of	Place of	Proportion of issued
	incorporation	incorporation	share/registered capital
Name	or establishment	or establishment	held by the Company		Principal activity
			Direct	Indirect
Subsidiary:

ChinaCast Communication Holdings Limited ("CCH")	November 20, 2003	Bermuda	100.00%		Investment holdings

Subsidiaries of CCH

ChinaCast Communication Network Company Ltd. ("CCN")	April 8, 2003	British Virgin Islands	-	100.00%	Investment holdings

East Achieve Limited ("East Achieve)	September 15, 2004	British Virgin Islands	-	100.00%	Investment holdings

Subsidiary of East Achieve

Shanghai Xijiu Information Technology Co., Ltd. ("Xijiu")	January 20, 2005	People's Republic of China ("PRC")	-	100.00%	Investment holdings

Subsidiary of Xijiu

China Lianhe Biotechnology Co., Ltd. ("Lianhe")	June 8, 1988	PRC	-	100.00%	Investment holdings

Subsidiary Lianhe

Lijiang College of Guangxi Normal University ("Lijiang College")	February 2, 2004	PRC	-	100.00%	Provision of accrediteddegree courses

Subsidiary of CCN

ChinaCast Technology (BVI) Limited ("CCT BVI")	June 18, 1999	British Virgin Islands	-	98.50%	Acts as a technology enabler in the satellite communication industry and investment holding company

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

	Date of	Place of	Proportion of issued
	incorporation	incorporation	share/registered capital
Name	or establishment	or establishment	held by the Company		Principal activity
			Direct	Indirect

Subsidiaries of CCT BVI

ChinaCast Technology (HK) Limited	October 4, 1999	Hong Kong	-	98.50%	Acts as a liaison office for the Company's operation

ChinaCast Technology (Shanghai) Limited ("CCT Shanghai")	December 20, 2000	PRC	-	98.50%	Provision of technical services to related parties

Modern English Trademark Limited ("MET")	March 9, 2007	British Virgin Islands	-	98.50%	Brand name usage right holdings

Yupei Training Information Technology Co., Ltd. ("YPSH")	April 30, 2007	PRC	-	98.50%	Investment holdings

Subsidiaries of YPSH

Hai Lai Education Technology Limited ("Hai Lai")	June 21, 2001	PRC	-	98.50%	Investment Holdings

Chongqing Chaosheng Education and Investment Co., Ltd. ("Chaosheng")	March 28, 2008	PRC	-	98.50%	Investment Holdings

Subsidiaries of Hai Lai

Foreign Trade and Business College of Chongqing Normal University ("FTBC")	September 1, 2004	PRC	-	98.50%	Provision of accredited degree courses

Hai Yuen Company Limited ("Hai Yuen")	July 30, 2007	PRC	-	98.50%	Provision of logistic services to FTBC

Variable interest entities:

ChinaCast Li Xiang Co., Ltd. ("CCLX")	May 7, 2003	PRC	-	-	Provision of satellite broad band services

Subsidiary of CCLX

Jiangsu English Training Technology Limited ("JSET")	February 28, 2007	PRC	-	-	Provision of English training services

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the "Offer") made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast.  Pursuant to the terms of the Offer, ChinaCast shareholders had the option to receive either shares of CEC or a cash payment for each ChinaCast share tendered.  On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%.  Since Great Wall was not an operating company and the shareholders of ChinaCast control the combined company after the transaction consummated on December 22, 2006 (the "Share Exchange Transaction"), the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer.  The cash consideration paid as part of the Offer was accounted for as a capital distribution.  For purposes of the preparation of the consolidated financial statements, the consummation date was designated as the effective date when 80.27% of the outstanding ordinary shares of ChinaCast were acquired by Great Wall and the remaining outstanding ordinary shares of ChinaCast not acquired by Great Wall were reported as a noncontrolling interest.  In addition, shares and share-related data for all periods presented prior to the Share Exchange Transaction were retrospectively restated as if the ordinary shares had historically been authorized, issued, and outstanding under Great Wall's capital structure.

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

Reorganization of ChinaCast prior to the Share Exchange Transaction

PRC regulations restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required.  To comply with these regulations, a substantial portion of the Company's satellite broadband business activities is conducted through CCLX, a variable interest entity established on May 7, 2003.  ChinaCast and its majority-owned subsidiaries do not have legal ownership of CCLX which is licensed to provide value-added satellite broadband services in the PRC.  CCLX is legally owned by ChinaCast Co., Ltd. ("CCL") and Li Wei, a PRC citizen.  The two parties contributed their own funds in an aggregate amount of Renminbi ("RMB") 19,063 with no loans provided by ChinaCast or its majority-owned subsidiaries.  Accordingly, the investment was reported as noncontrolling interest in the accompanying consolidated financial statements.  Each of these investors is the related party of the Company acting as de facto agent for the Company.  The Company is the primary beneficiary and absorbs 100% of the earnings or losses from CCLX.  CCLX entered into various contractual arrangements with CCT Shanghai, including a technical services agreement to engage CCLX to provide the required satellite broadband services.  In return, CCLX is required to pay CCT Shanghai fees for providing assistance to CCLX in the implementation of CCLX's businesses and the supply for CCLX's use, ancillary equipment together with certain associated software and technical documentation.  As such, CCT Shanghai is entitled to receive fees in an amount up to all of the net income of CCLX while it is obligated to fund the operating losses of CCLX.  ChinaCast's subsidiaries have also provided funding to CCLX totaling RMB18,531 through December 31, 2009 to finance the development of CCLX's business operations.

The following financial statement amounts and balances of ChinaCast's variable interest entity, CCLX and its subsidiaries namely, JSET and ChinaCast Learning School which was disposed of during 2009, are included in the accompanying consolidated financial statements as follows:

	As of December 31,
	2008	2009
	RMB	RMB

Total assets	54,712	50,761
Total liabilities	47,556	43,281

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

Reorganization of ChinaCast prior to the Share Exchange Transaction - continued

	For the years ended December 31,
	2007	2008	2009
	RMB	RMB	RMB

Revenues	106,429	130,020	123,296
Net (loss) income	(6,130)	(5,372)	324

There are no assets of the CEC and its majority-owned subsidiaries that serve as collateral for CCLX and the creditors of CCLX have no recourse to the general credit of CEC and its majority-owned subsidiaries.

CCL is determined to be a variable interest entity of ChinaCast because of ChinaCast's variable interests in a technical service agreement with CCL through which ChinaCast receives service fees that approximate the returns of CCL's Beijing branch (see Note 21) and non-current advances to CCL (see Note 26).  Through the service agreement, CCL is redesigned so that all returns generated by its Beijing branch, accrue to the benefit of the Company who is not a holder of CCL's equity investment at risk.  Therefore, the return to holders of equity investment at risk in CCL is capped between CCL and the Company.  The Company considered that the return under the service agreement and amounts advanced represent the Company's maximum exposure to loss.  CCL is not included in the accompanying consolidated financial statements because, based on ChinaCast's involvements in the above arrangements, ChinaCast was not considered to the primary beneficiary of CCL.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America ("US GAAP").  All amounts in the accompanying consolidated financial statements and notes are expressed in RMB.  Amounts in United States dollars ("US$") are presented solely for the convenience of readers and an exchange rate of RMB6.8 was applied at December 31, 2009.

Certain accounts in the 2007 and 2008 financial statements and the related notes have been retrospectively adjusted to reflect the effect of discontinued operations as described in Note 3.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(b)	Basis of consolidation

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant accounting estimates reflected in the Company's consolidated financial statements include, the useful lives and impairment for property and equipment and acquired intangible assets, impairment of cost method investment, valuation allowance for deferred tax assets, collectability of non-current advances, share-based compensation, purchase price allocation in business combinations, unrecognized tax benefits and impairment of goodwill.

(f)	Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by the weighted average method.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

(h)	Prepaid lease payments for land use rights

All land in the PRC is owned by the PRC government.  The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time.  Payments for acquiring land use rights represent prepayments of rentals over the periods the rights are granted and are stated at cost less accumulated amortization and any recognized impairment loss.  Amortization is provided over the term of the land use right agreement on a straight-line basis. Prepaid lease payments which are to be amortized in the next twelve months or less are classified as current assets.

(i)	Acquired intangible assets

Acquired intangible assets are initially measured based on their fair value.  Distance learning service agreements with universities, training school operating right, brand name usage right and affiliation agreement are amortized on a straight-line basis over their expected useful economic lives.  Customer relationship acquired is amortized using the accelerated amortization method over 41 to 47 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.  Expected useful economic lives of acquired intangible assets are as follows:

Distance learning service agreements with universities	46 months
Training school operating right	10 years
Brand name usage right	10 years
Customer relationship	41 - 47 months
Affiliation agreement	59 months

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired.  The Company tests goodwill following a two-step process.  The first step for testing goodwill impairment is by comparing the fair value of each reporting unit to its carrying amount, including goodwill.  If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.  If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill.  The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

(l)	Long-term investments

An affiliated company over which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method.  Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, and other factors, such as representation on the investee's board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.  The Company's share of earnings of equity affiliate is included in the accompanying consolidated statements of operations below provision for income taxes.

For investments in an investee over which the Company does not have significant influence and a controlling interest, the Company carries the investment at cost and recognizes as income any dividend received from distribution of the investee's earnings.

The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(m)	Revenue recognition

One of the Company's principal sources of revenues is from the provision of satellite bandwidth and network access services in distance learning, broadcasting of multimedia educational content through broadband satellite network, and to a lesser extent, the provision of English training services and sales of satellite communication related equipment and accessories.  The Company recognizes revenue when (1) there is persuasive evidence of an arrangement with the customer, (2) product is shipped and title has passed, and the Company has no significant future performance obligation, (3) the amount due from the customer is fixed or determinable, and (4) collectability is reasonably assured.  The Company assesses whether the amount due from the customer is fixed or determinable based on the terms of the agreement with the customer, including, but are not limited to, the payment terms associated with the transaction.  The Company assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer.

Revenues from provision of satellite bandwidth and network access services in distance learning are recognized as the services are provided.  Subscription fees received from multimedia educational content broadcasting services are recognized as revenue over the subscription period during which the services are delivered.

The Company commenced the provision of English training services ("Modern English") in the third quarter of 2007.  The Company offered two types of services to students.  Students could attend English classes with unlimited access within a certain period of time generally from 2 to 12 months.  The other type of classes limited the number of times students could access within a certain period of time generally from 3 to 12 months.  Tuition fees were non-refundable for both types of tuition services.  Revenues from the unlimited access classes were recognized on a straight-line basis over the service period.  Revenues from the limited access classes were deferred and recognized upon completion of the tuition period in the absence of records supporting the number of times students have attended during the tuition period.  During 2009, the Company ceased the provision of English training services (see Note 3).

Revenues from satellite communication related equipment and accessories are recognized once the equipment and accessories are delivered and accepted by customers.

Certain equipment sales contracts provide for customer warranty after the equipment is delivered and tested by the customer upon delivery of the equipment.  The acceptance provisions state that if the equipment does not perform to the specifications provided by the Company, the customer has a warranty providing the customer with the right to return the equipment for a full refund or a replacement unit, or may require the Company to repair the equipment to perform up to the agreed upon specifications.  The warrant provision expires one year from the date of delivery.  The Company recognizes revenue upon delivery of the equipment.  Warranty claims have not been significant historically and a reserve for warranty costs was not considered necessary at December 31, 2007, 2008 and 2009.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(m)	Revenue recognition - continued

The other major source of the Company's revenues is from bachelor degree and diploma program offerings. The revenues represent tuition fees and accommodation and catering service income and are recognized on a straight-line basis over the service period.

The Company presents revenue net of applicable business taxes and value added taxes, which totaled RMB18,734, RMB16,578 and RMB15,557 for the years ended December 31, 2007, 2008 and 2009, respectively, of which RMB64, RMB120 and RMB52 were included in loss from discontinued operations, respectively.

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

The Company uses RMB as its reporting currency.  Balance sheet accounts are translated using the exchange rates in effect on the balance sheet date.  Revenues, expenses, gains, and losses are translated using the average rate for the year.  Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the accompanying consolidated statements of changes in equity.

The functional currency of CEC is the US$ while the functional currency of the Company's major operating subsidiaries and variable interest entities is RMB.  Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the applicable functional currencies at the rates of exchange in effect at the balance sheet date.  Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates and transactions dominated in other currencies are converted at the applicable rates of exchange prevailing when the transactions occurred.  Transaction gains and losses are recognized in the consolidated statements of operations.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(p)	Foreign currency risk

The RMB is not a freely convertible currency.  The State Administration for Foreign Exchange, under the authority of the People's Bank of China, controls the conversion of Renminbi into other currencies.  The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.  The cash and cash equivalents and term deposits of the Company included aggregate amounts of RMB219,194 and RMB369,000 at December 31, 2008, RMB306,420 and RMB507,000 at December 31, 2009 respectively, which were denominated in RMB.

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

A summary of customers accounting for 10% or more of total net revenues was as follows:

	For the years ended December 31,
	2007	2008	2009
	RMB	RMB	RMB
Customers:
A	21,333	N/A	N/A
C	30,872	N/A	N/A

Four customers as of December 31, 2008 and three customers as of December 31, 2009 each accounted for 10% or more of the Company's accounts receivable balances, representing an aggregate of 55.4% and 35.8% of the Company's accounts receivable balances at December 31, 2008 and 2009, respectively.

Movement of allowance for doubtful accounts was as follows:

	Balance as of	Charge to		Balance as
	beginning of the year	expenses	Reductions	of end of the year
	RMB	RMB	RMB	RMB

2008	148	-	148	-
2009	-	-	-	-

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(r)	Fair value of financial instruments

Financial instruments include cash and cash equivalents, term deposits, accounts receivable, amounts due from related parties, long-term investments, non-current advances to a related party, accounts payable, amount due to related party, bank and other borrowings, and capital lease obligation.  The carrying amounts of cash and cash equivalents, term deposits, accounts receivable, accounts payable, amounts due from related parties, other borrowings, and amount due to related party approximate their fair value due to the short-term maturities of these instruments.

Long-term investments have no quoted market prices.  The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.  As set out in Note 11, one of the investments was impaired during 2008 and 2009 based on reviews by the Company which utilized and considered generally accepted valuation methodologies such as income approach and accordingly the carrying amount of such investment approximates its fair value.

Non-current advances to a related party (Note 26) are non-interest bearing and unsecured.  As there are no fixed repayment terms, the Company's management considers that it is impracticable to estimate the fair value of the advances by using any of the appropriate valuation methods.

Bank borrowings and capital lease obligation are interest bearing.  Because the stated interest rate reflects the market rate, the carrying amount of the bank borrowings and capital lease obligations approximates its fair value.

The Company adopted authoritative pronouncement issued by Financial Accounting Standards Board ("FASB") regarding fair value measurements on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and on January 1, 2009 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, details of which are set out in Note 19.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company adopted authoritative pronouncement issued by the FASB regarding accounting for uncertainty in income taxes on January 1, 2007, as detailed in Note 22.

(t)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments.  Comprehensive income is reported in the consolidated statements of operations and comprehensive income.

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

(v)	Share-based compensation

The Company accounts for employee stock options under authoritative pronouncement issued by the FASB regarding share-based payment from the inception of the Company's stock compensation plans.  Compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period which is generally the vesting period, with a corresponding addition to paid-in capital.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(w)	Recently adopted accounting pronouncements

Effective January 1, 2009, the Company adopted authoritative pronouncement issued by FASB regarding the noncontrolling interests. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that changes in a parent's ownership interest in a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary.  The Company applied the provision of this new guidance in the accounting for the additional 20% of Hai Lai’s equity it acquired, and recorded the acquisition as an equity transaction, as detailed in Note 4. The guidance also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, and the presentation and disclosure requirements affecting all periods presented herein, including (a) the noncontrolling interest has been reclassified to equity, (b) consolidated net income or loss has been adjusted to include the net income or loss attributable to the noncontrolling interest, (c) consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributable to the noncontrolling interest and (d) for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest.

Effective January 1, 2009, the Company adopted authoritative pronouncement issued by the FASB regarding business combinations. The guidance established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Company applied the provisions of this new guidance in the accounting for the acquisition of East Achieve in 2009, as detailed in Note 4.

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during its second fiscal quarter and it had no impact on the Company’s results of operations or financial position.

On July 1, 2009, the FASB Accounting Standards Codification ("ASC") became the single source of authoritative accounting principles generally accepted in the United States (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements, FASB Interpretations, FASB Staff Positions, Emerging Issue Task Force or other types of accounting standards. The Codification became effective for the Company during the third quarter of 2009. Since the Codification did not alter existing US GAAP, the adoption did not have any impact on the Company’s consolidated financial statements.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(x)	Recently issued accounting pronouncements

In September 2009, the FASB issued an authoritative pronouncement regarding the revenue arrangements with multiple deliverables.  This pronouncement was issued in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables under existing pronouncement.  Although the new pronouncement retains the criteria from exiting pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  The new pronouncement is effective for fiscal years beginning on or after June 15, 2010.  Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement's effective date or (2) retrospectively for all periods presented.  Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods' revenue, income before taxes, net income, and earnings per share.  The Company is in the process of evaluating the effect of adoption of this pronouncement.

In January 2010, the FASB issued authoritative guidance to clarify the scope of accounting and reporting for decreases in ownership of a subsidiary.  The objective of this guidance is to address implementation issues related to changes in ownership provisions.  This guidance clarifies certain conditions, which need to apply to this guidance, and it also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets.  This guidance is effective in the period in which an entity adopts the authoritative guidance on noncontrolling interests in consolidated financial statements.  If an entity has previously adopted the guidance on noncontrolling interests in consolidated financial statements, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  Retrospective application to the first period that an entity adopted the guidance on noncontrolling interests in consolidated financial statements is required.  The Company does not expect the adoption of this guidance would have a significant effect on its consolidated financial position or results of operations.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

3.	DISCONTINUED OPERATIONS

Discontinued operations of Tongfang

As of January 1, 2007, the Company had a 50% stake in Beijing Tongfang Digital Education Technology Limited ("Tongfang") and Tongfang had a 51% stake in Beijing Tongfang Chuangxin Technology Limited ("Tongfang Chuangxin").  The Company considered Tongfang and Tongfang Chuangxin as subsidiaries due to the fact that the Company controlled the entities by having the majority voting rights in the board of directors of Tongfang who in turn holds a majority ownership interest in Tongfang Chuangxin.  On February 9, 2007, the Company completed the transaction under a sale and purchase agreement with Tongfang Co. Limited to dispose all of its shareholding in Tongfang in return for a 17.85% interest in Tongfang Chuangxin.  As part of the consideration for the sale, the Company offset its RMB6,300 payable to Tongfang Co. Limited against the sale proceeds.  No significant gain or loss was reported as a result of the sale.  Tongfang ceased to be a subsidiary of the Company and the Company has accounted for its investment in Tongfang Chuangxin amounting to RMB8,936 under the cost method of accounting thereafter.

The following was a summary of the assets and liabilities associated with the discontinued operations as of February 9, 2007:

RMB

Current assets of discontinued operations:
Cash and cash equivalents	9,113
Accounts receivable, net	2,715
Prepaid expenses and other current assets	1,732
13,560
Non-current assets of discontinued operations:
Property and equipment, net	1,433
Acquired intangible assets, net	13,581
15,014

Current liabilities of discontinued operations:
Accounts payable	1,355
Accrued expenses and other current liabilities	6,884
8,239
Noncontrolling interest	6,694
Attributable goodwill	1,595

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

3.	DISCONTINUED OPERATIONS - continued

Discontinued operations of Tongfang - continued

Summarized operating results from the discontinued operations included in the Company's consolidated statements of operations were as follows for the year ended December 31, 2007:

RMB

Revenues	1,096
Loss before provision of income taxes from discontinued operations	(139)
Provision for income taxes	-
Noncontrolling interest in discontinued operations	(230)
Loss from discontinued operations, net of tax	(369)
Net loss on discontinued operations per share - basic	(0.01)
Net loss on discontinued operations per share - diluted	(0.01)

All notes to the accompanying consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

Discontinued operations of Modern English training services

Starting from 2007, the Company provided Modern English training services through JSET.  During 2009, the Company gradually closed all the training centers.  On December 29, 2009, the Company completed the transaction under a sale and purchase agreement with a third party to dispose of its brand name usage right (see Note 10) associated with the English training services with a consideration of RMB6,000.  A gain amounting to RMB1,552 was reported.  The Company ceased all English training services in JSET thereafter.

The following was a summary of the assets and liabilities associated with the discontinued operations held for sale as of December 31, 2009:

RMB
Cash and cash equivalents	17
Prepaid expenses and other current assets	17
Total assets held for sale	34
Accrued expenses and other payables	761
Deferred revenue	554
Total liabilities held for sale	1,315

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

3.	DISCONTINUED OPERATIONS - continued

Discontinued operations of Modern English training services - continued

Summarized operating results from the discontinued operations included in the Company's consolidated statements of operations were as follows for 2007, 2008 and 2009:

	For the year ended December 31,
	2007	2008	2009
	RMB	RMB	RMB

Revenues	4,234	3,424	1,495
Loss before provision of income
taxes from discontinued operations	(6,881)	(21,025)	(74)
Provision for income taxes	-	-	-
Noncontrolling interest in discontinued operations	103	315	-
Loss from discontinued operations attributable
to ChinaCast Education Corporation, net of tax	(6,778)	(20,710)	(74)
Net loss on discontinued operations attributable
to ChinaCast Education Corporation
per share - basic	(0.26)	(0.68)	-
Net loss on discontinued operations attributable
to ChinaCast Education Corporation
per share - diluted..	(0.24)	(0.67)	-

All notes to the accompanying consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

4.	ACQUISITION

Acquisition of Hai Lai

On April 11, 2008, YPSH, the Company's subsidiary in the PRC, consummated the acquisition of an 80% interest in Hai Lai from Beijing Heng Tai Jufu Investment Limited ("Heng Tai").  Hai Lai holds the entire interest in FTBC and Hai Yuen.  FTBC is a private college affiliated with Chongqing Normal University.  The consideration for the acquisition was RMB480,000, of which RMB475,850 was paid during 2008 and the remaining was paid during 2009.  The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.  The purchase price allocation was as follows:

		Amortization
	RMB	period
Cash	10,343
Other current assets	323
Non-current deposits	523
Property and equipment	210,536	4-20 years
Prepaid lease payments for land use rights	123,691	Over the remaining lease term of 40 to 50 years
Intangible assets:
Customer relationship
(allocated to the TUG as set out in Note 20)	40,329	41 months
Goodwill (allocated to the TUG as set out in Note 20)	309,717
Bank and other borrowings	(65,000)
Other current liabilities	(83,779)
Deferred tax liabilities	(23,296)
Long-term bank borrowings	(20,000)
Unrecognized tax benefits	(6,837)
Noncontrolling interest	(16,550)
Total	480,000

The Company performed the purchase price allocation for the acquisition.  The valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market.  The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

4.	ACQUISITION - continued

Acquisition of Hai Lai - continued

Pro forma

The following supplemental unaudited pro forma results of operations for the years ended December 31, 2007 and 2008 presented the acquisition as if it had occurred on January 1, 2007 and 2008.  The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets, which the Company believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated, or that may result in the future:

	For the years
	ended December 31,
	2007	2008
	RMB	RMB
	(unaudited)	(unaudited)

Revenues	273,019	316,335
Net income attributable to ChinaCast Education Corporation	46,756	40,319
Net income attributable to ChinaCast Education Corporation per share - basic	1.76	1.32
Net income attributable to ChinaCast Education Corporation per share - diluted	1.67	1.31

On September 18, 2009, YPSH consummated the acquisition of the entire interest in Chaosheng, which holds a 20% interest in Hai Lai, for a total purchase price of RMB135,000.  In return, the Company issued 2,582,947 shares of its common stock to the parties designated by the original owners of Chaosheng.  Upon consummation of the above acquisition, YPSH effectively owns the 100% interest in Hai Lai.  This transaction was accounted for as an equity transaction.

Acquisition of East Achieve

On October 5, 2009, CCH, the Company's subsidiary in Bermuda, consummated the acquisition of the entire interest in East Achieve from the former sole owner of East Achieve.  East Achieve holds the entire interest in Xijiu.  Xijiu holds the entire interest in Lianhe which in turns holds the entire interest in Lijiang College.  Lijiang College is a private college affiliated with Guangxi Normal University.  The total consideration for the acquisition is up to RMB365,000, of which RMB295,000 was paid during 2009.  The remaining amount of the consideration is to be calculated as below:

For the academic year of 2009 (i.e. from September 1, 2009 to August 31, 2010), if the net profit as determined under the relevant sale and purchase agreement of the Lijiang College is less than RMB55,000, CCH is entitled to deduct an amount equal to 6.6 times of the difference between the net profit and RMB55,000 from the remaining payment.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

4.	ACQUISITION - continued

Acquisition of East Achieve - continued

The remaining consideration was recorded as a liability at fair value of RMB30,482 and the change of its fair value was recorded in earnings at each reporting date.  As a result, the expected total consideration was RMB325,482 as of the date of acquisition. There was no change in the fair value of the remaining consideration up to December 31, 2009.

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.  The purchase price allocation was as follows:

		Amortization
	RMB	period

Cash	73,113
Other current assets	2,408
Non-current deposits	6,374
Property and equipment	261,543	3-20 years
Prepaid lease payments for land use rights	28,920	Over the remaining lease term of 48 years
Intangible assets:
Customer relationship (allocated to the TUG as set out in Note 19)	51,000	47 months
Affiliation Agreement (allocated to the TUG as set out in Note 19)	14,000	59 months
Goodwill (allocated to the TUG as set out in Note 19)	192,440
Other current liabilities	(105,424)
Deferred revenues	(89,114)
Deferred tax liabilities	(12,616)
Long-term bank borrowing	(90,000)
Unrecognized tax benefits	(7,162)
Total	325,482

The company performed the purchase price allocation for the acquisition.  The valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

The affiliation agreement ("Affiliation Agreement") was signed by and between Lianhe and Guangxi Normal University in relation to the operations of Lijiang College.  Under the agreement, Guangxi Normal University authorizes Lijiang College to use its school name and offers certain management and operational supports for an agreed amount of fees.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

4.	ACQUISITION - continued

Acquisition of East Achieve - continued

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market.  The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

For the period from the date of acquisition to December 31, 2009, revenue and net loss of East Achieve and its subsidiaries were RMB27,964 and RMB1,861, respectively, included in the consolidated statements of operations.

Pro forma

The following supplemental unaudited pro forma results of operations for the years ended December 31, 2008 and 2009 presented the acquisition as if it had occurred on January 1, 2008 and 2009.  The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets, which the Company believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated, or that may result in the future:

	For the years
	ended December 31,
	2008	2009
	RMB	RMB
	(unaudited)	(unaudited)

Revenues	373,334	427,484
Net income attributable to ChinaCast Education Corporation	29,730	91,401
Net income attributable to ChinaCast Education Corporation per share - basic	0.98	2.47
Net income attributable to ChinaCast Education Corporation per share - diluted	0.97	2.46

5.	INVENTORY

Inventory, net consisted of the following:

	As of December 31,
	2008	2009
	RMB	RMB

Satellite communication related equipment and equipment accessories	1,419	1,386

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2008	2009
	RMB	RMB

Staff advances	468	1,107
Prepaid expenses	971	16,874
Deposits for project development	1,622	-
Accrued interest income	4,909	107
Value added tax recoverable	687	463
Others	330	627
Total	8,987	19,178

Prepaid expenses primarily include prepayment of fees under the Affiliation Agreement and prepayments to various suppliers and service providers.

7.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of December 31,
	2008	2009
	RMB	RMB

Rental deposits	166	358
Utilities deposits	270	208
Guarantee deposit for borrowings	-	3,000
Guarantee deposits for construction projects	250	2,492
Deposit for investment project (Note 24 (c))	-	3,000
Deposit for acquiring of land use rights	-	5,492
Total	686	14,550

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

7.	NON-CURRENT DEPOSITS - continued

Rental deposits represented satellite rental deposit for ChinaCast satellite business operations and office rental deposits for the Company's daily operations.

Guarantee deposit represented a deposit placed with Chongqing Education Guarantee Co., Ltd., a long-term investment of the Company (see Note 11), which in turn provided a guarantee in favor of the relevant bank for the Company's bank borrowing of RMB30,000 (see Note 14).

These deposits are classified as non-current deposits since they will not be refunded within one year.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2008	2009
	RMB	RMB

Buildings and structures	257,085	486,310
Teaching facilities and equipment	15,741	22,662
Satellite hub equipment	34,560	34,599
Computer equipment	13,574	13,548
Furniture and fixtures	13,973	28,494
Motor vehicles	3,993	6,471
Construction in progress	829	9,212
	339,755	601,296
Less: accumulated depreciation	(55,773)	(84,358)
Property and equipment, net	283,982	516,938

The Company leased a motor vehicle under a capital lease.  The cost of the asset under the capital lease included in property and equipment was RMB787 as of December 31, 2007.  Accumulated depreciation of the leased asset as of December 31, 2007 was RMB602.  The Company disposed of the motor vehicle in 2008 and a gain of RMB220 on disposal was recorded as part of the other operating income in the consolidated statements of operations for 2008.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

8.	PROPERTY AND EQUIPMENT, NET - continued

The Company leased a computer information integration system under a capital lease (see Note 15).  The cost of the capital lease included in buildings and structure and construction in progress was RMB3,618 and RMB166 as of December 31, 2008, RMB3,784 and RMBnil as of December 31, 2009, respectively.  Accumulated depreciation of the leased assets as of December 31, 2008 and 2009 was RMB120 and RMB495, respectively.

Total depreciation expense, including depreciation of the above leased assets, totaled RMB4,055, RMB16,565 and RMB29,489 for the years ended December 31, 2007, 2008 and 2009, respectively.  Depreciation expense included in income from continuing operations was RMB4,005, RMB16,497 and RMB29,453 for the years ended December 31, 2007, 2008 and 2009, respectively, and that included in loss from discontinued operations was RMB50, RMB68 and RMB36 for the years ended December 31, 2007, 2008 and 2009, respectively.

As of December 31, 2008 and 2009, buildings and structures amounting to RMB75,357 and RMB75,591, respectively, were pledged by the Company to secure bank borrowings (see Note 14).

9.	PREPAID LEASE PAYMENTS FOR LAND USE RIGHTS

	As of December 31,
	2008	2009
	RMB	RMB

Prepaid lease payments for land use rights	121,783	148,064
Current portion of prepaid lease payments for land use rights	(2,487)	(3,246)
Non-current portion of prepaid lease payments for land use rights	119,296	144,818

The amount represents prepayments of rentals for land use rights situated in the PRC.

The land use rights were granted to certain subsidiaries which were subsequently acquired by the Company and accordingly, the Company recorded amortization based on the remaining lease terms of the rights, which are 40 to 50 years, following the acquisitions in 2008 and 2009.

In 2008 and 2009, amortization expense was RMB1,908 and RMB2,639, respectively.  The Company expects to record amortization expense of RMB3,246, RMB3,246, RMB3,246, RMB3,246, RMB3,246 and RMB131,834 for 2010, 2011, 2012 ,2013, 2014 and 2015 and thereafter, respectively.

As of December 31, 2008 and 2009, certain land use rights amounting to RMB75,675 and RMB92,482, respectively, were pledged to secure bank borrowings (see Note 14).

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

10.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of December 31,
	2008	2009
	RMB	RMB

Brand name usage right (included in the ELG as set out in Note 20)
Cost	22,532	22,532
Less: accumulated amortization	(3,004)	(3,584)
Less: impairment loss	(14,500)	(14,500)
Less: disposal	-	(4,448)
	5,028	-
Customer relationships (included in the TUG as set out in Note 20)
Cost	40,329	91,329
Less: accumulated amortization	(14,027)	(33,331)
	26,302	57,998
Affiliation agreement (included in the TUG as set out in Note 20)
Cost	-	14,000
Less: accumulated amortization	-	(712)
	-	13,288
Acquired intangible assets, net	31,330	71,286

On August 30, 2007, the Company acquired 100% of the outstanding registered capital of MET, in exchange for cash of RMB22,532 (US$3,000).  MET had no asset or liability except for a 10-year exclusive brand name usage right.  The acquisition was recorded as an intangible asset, which was amortized on a straight-line basis over 10 years.

In 2008, the Company recognized an impairment loss of RMB14,500, which was charged to cost of revenues, on the brand name usage right, which related to the Company's English training service business operation.  Despite the Company's efforts to improve the operation, several internal and external factors had impacted, and were expected to continue to impact, the results of the operation.  The Company performed the impairment assessment which utilized and considered generally accepted valuation methodologies such as income approach.  The residual balance for the brand name usage right was RMB5,028 as of December 31, 2008.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

10.	ACQUIRED INTANGIBLE ASSETS, NET - continued

On December 29, 2009, the Company completed the transaction under a sale and purchase agreement with a third party to dispose of the brand name usage right with a consideration of RMB6,000.  A gain amounting to RMB1,552 was reported resulting from the sale.

In 2007, 2008 and 2009, the Company recorded amortization expense in respect of the brand name usage right amounting to RMB751, RMB2,253 and RMB580, respectively.  These amortization expenses were all included in discontinued operations following the cessation of Modern English training services in December 2009 as detailed in Note 3.

On April 11, 2008, the Company acquired a customer relationship through the acquisition of Hai Lai (see Note 4).  The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

On October 5, 2009, the Company acquired another customer relationship through the acquisition of East Achieve (see Note 4).  The customer relationship is being amortized using accelerated amortization method over 47 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

The Company recorded an amortization expense in respect of the customer relationships amounting to RMB14,027 and RMB19,304 in 2008 and 2009, respectively.  The Company will record amortization expenses in respect of the customer relationships of RMB28,112, RMB17,576, RMB8,793 and RMB3,517 in 2010, 2011, 2012 and 2013, respectively.

On October 5, 2009, the Company acquired an affiliation agreement through the acquisition of East Achieve (see Note 4).  The affiliation agreement is being amortized on a straight-line basis over 59 months.

In 2009, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB712.  The Company will record amortization expenses in respect of the affiliation agreement of RMB2,847, RMB2,847, RMB2,847, RMB2,847 and RMB1,900 in 2010, 2011, 2012, 2013 and 2014, respectively.

In October 2005, CCT Shanghai acquired a 50% of the outstanding registered capital of Tongfang, in exchange for a total consideration of RMB21,000.  Through the acquisition, the Company acquired certain agreements with universities and a training school operating right.  The Company recorded amortization expenses in respect of the agreements with universities and training school operating right amounting to RMB447 for the year ended December 31, 2007.  These amortization expenses were all included in discontinued operations following the disposal of Tongfang in February 2007 as detailed in Note 3.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

11.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

		Percentage	As of December 31,
Name of investment	Notes	of ownership	2008	2009
		%	RMB	RMB

Equity investments:
ChongQing ChinaCast Distance Learning Service Limited	(a)	20	432	101
Guo You Communication Network Limited	(b)	43	1,356	-
			1,788	101
Cost investments:
Chongqing Education Guarantee Co., Ltd.	(c)	1.50	3,000	3,000
Tongfang Chuangxin	(d)	17.85	436	-
			3,436	3,000
Total			5,224	3,101

Notes:

(a)
In February 2004, the Company established ChongQing ChinaCast Distance Learning Service Limited ("ChongQing ChinaCast") and invested a 20% ownership interest in ChongQing ChinaCast for RMB400.  The Company has accounted for its investment in ChongQing ChinaCast under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest.

(b)
In March 2005, the Company established Guo You Communication Network Limited ("Guo You") and invested a 43% ownership interest in Guo You for RMB4,300.  The Company has accounted for its investment in Guo You under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest.

(c)
In November 2008, the Company established Chongqing Education Guarantee Co., Ltd. ("CQEG") and invested a 1.50% ownership interest in CQEG for RMB3,000.  The Company has accounted for its investment in CQEG under the cost method of accounting because the Company has no ability to exercise significant influence.

(d)
In 2008 and 2009, during the course of the Company's review of its investment in Tongfang Chuangxin, the Company assessed the recoverability of the carrying value of this investment, which resulted in impairment losses of RMB8,500 and RMB436, respectively.  The reviews utilized and considered generally accepted valuation methodologies such as income approach.  These losses reflect the amounts by which the carrying value of this investment exceeded its estimated fair value determined by its estimated future discounted cash flows.  The impairment losses are recorded as components of other income and losses in the consolidated statements of operations and comprehensive income.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

11.	LONG-TERM INVESTMENTS - continued

(e)
At January 2007, the Company held a 20% ownership interest in Beijing Dongshi-ChinaCast Education Technology Co., Ltd. ("Dongshi ChinaCast") with a carrying amount of RMB1,730. In view of its limited representation on the board of directors, the concentration of majority ownership among a group of other investors who operates Dongshi ChinaCast and the Company has assigned all of its voting rights to one of the other shareholders of Dongshi ChinaCast under certain circumstances, the Company has concluded that it cannot exercise significant influence over the operating and financial activities of Dongshi ChinaCast. Accordingly, the Company has accounted for its investment in Dongshi ChinaCast under the cost method of accounting. On August 30, 2007, the Company entered into an agreement to dispose of its 20% stake in Dongshi ChinaCast for a consideration of RMB12,000. The transaction was completed on October 9, 2007. As such, a gain of RMB10,270 on disposal of this cost method investment was recorded as a component of other income and losses in the consolidated statements of operations in 2007.

12.	GOODWILL

RMB

Balance at January 1, 2008	1,715
Acquisition of Hai Lai	309,717
Exchange differences	(101)
Balance at December 31, 2008	311,331
Acquisition of East Achieve	192,440
Balance at December 31, 2009	503,771

The addition of goodwill in 2008 and 2009 was primarily attributable to the acquisitions of Hai Lai and East Achieve, respectively (See Note 4) and was allocated to TUG reporting segment (See Note 20).  The Company performed goodwill impairment test annually.  The impairment tests utilized and considered generally accepted valuation methodologies such as income approach.  Based on the impairment tests performed, no impairment charges were recognized in 2008 and 2009, respectively. The Company has not recognized any impairment of goodwill.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

12.	GOODWILL - continued

The income approach involves applying appropriate discount rates to estimated cash flows that are based on earnings of forecasts developed by the Company.  The discounted cash flows for each reporting unit were based on discrete five-year financial forecasts developed by management.  The forecasted average annual growth rate of revenue is 6% - 17% from 2010 to 2014.  Cash flows beyond the five-year discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the reporting unit and considered long-term earnings growth rates for publicly traded peer companies.  A long term growth rate into perpetuity has been determined to be 3% by the Company.  The discount rate applied to the cash flows is based on the weighted average cost of capital of the Company of 14%.

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2008	2009
	RMB	RMB

Advance from disposal of brand name usage right (see Note 10)	-	1,000
Accrued employee payroll and other compensation	9,636	9,313
Accrued professional fees	14,521	12,716
Advances from customers	5,837	142
Business taxes payable	40,966	53,118
Other taxes payable	942	2,643
Payable for acquired property and equipment	23,189	49,335
Consideration payable for acquisitions (Note 4)	4,150	30,482
Temporary receipts	25,255	30,000
Accommodation and utilities deposits received for student apartments	1,395	10,938
Government loans granted to students	2,454	6,782
Rentals payable	1,138	-
Other accrued expenses	3,324	7,847
Total	132,807	214,316

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

14.	BORROWINGS

As of December 31, 2008, all the bank borrowings were raised by FTBC. The bank borrowings carried interests at the benchmark interest rate announced by the People's Bank of China plus 10% to 20% per annum. All the bank borrowings were secured by pledge of certain land use rights and buildings in Hai Lai, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals.

The bank borrowings would be repayable within one year from December 31, 2008 under their respective original terms. In January 2009, the Company has entered into an agreement with the relevant bank that effectively extends the maturity of a borrowing amounting to RMB58,400 to January 2010 and accordingly the borrowing was classified as a non-current liability as of December 31, 2008. In June 2009, the Company entered into an agreement with the relevant bank that effectively extended the maturity of the remaining borrowing of RMB20,000 to June 2010.

In June 2009, a bank borrowing amounting to RMB30,000 was raised. The bank borrowing carried interests at the benchmark interest rate announced by the People's Bank of China plus 10% per annum and was secured by guarantees given by CQEG and by Hai Lai in favor of the relevant bank. In connection with the guarantee given by CQEG, the entitlement to tuition fees from students of FTBC and a deposit of RMB3,000 were pledged to CQEG. RMB10,000 of the borrowing will be repayable in September 2010, and the remaining RMB20,000 will be repayable in June 2011.

In August 2009, an aggregate amount of bank borrowings amounting to RMB40,000 was raised. The bank borrowings carried interests at the benchmark interest rate announced by the People's Bank of China plus 10% to 20% per annum and were secured by guarantees given by CQEG and by Hai Lai in favor of the relevant bank. RMB6,000, RMB14,000 and RMB20,000 of the borrowings will be repayable in September 2010, September 2011 and August 2012, respectively.

The bank borrowings raised by FTBC were secured by pledge of certain land use rights and buildings and structures in Hai Lai and FTBC, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals.

In connection with the acquisition of East Achieve (see Note 4), a bank borrowing amounting to RMB90,000 was assumed. The bank borrowing carried interests at the benchmark interest rate announced by the People's Bank of China plus 10% per annum. The bank borrowing was secured by a guarantee from a former owner of Lianhe, who was subsequently covered by a guarantee given by Xijiu upon consummation of the acquisition of East Achieve by CCH. RMB10,000 of the borrowing will be repayable in October 2010, and RMB20,000, RMB25,000, RMB30,000 and RMB5,000 will be repayable in October 2011, October 2012, October 2013 and March 2014, respectively.

In 2008 and 2009, interest cost capitalized was RMB2,376 and RMB1,421, respectively.

As of December 31, 2009, other borrowings carried interest at 10.125% per annum and will be repayable within one year.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

15.	CAPITAL LEASE OBLIGATIONS

	As of December 31,
	2008	2009
	RMB	RMB

Capital lease obligation bearing an average interest rate of 4.0% per annum	2,514	1,323
Current portion of capital lease obligation	(1,191)	(1,323)
Non-current portion of capital lease obligation	1,323	-

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2009 are as follows:

RMB

Year ending December 31, 2010	1,438
Less: amount representing interest	(115)
Present value of net minimum lease payments	1,323
Less: current portion of capital lease obligation	(1,323)
Non-current portion capital lease obligation	-

The term of the capital lease entered into during 2008 is 3 years.  Interest rate is fixed at the contract date.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

16.	SHARE OFFERINGS

On September 26, 2008, the Company entered into an underwriting agreement, pursuant to which the Company agreed to issue and sell 4,250,000 shares of the Company's common stock, par value $0.0001 per share, to the underwriter at an offering price per share of US$2.60.  In addition, the Company also granted the underwriter an option to purchase up to an additional 637,500 shares to cover overallotments, if any, at the same price of US$2.60 per share.  The Company also granted the warrants to the underwriter ("Underwriter Warrants") to purchase 255,000 shares at an exercise price of US$3.15 per share.

The sale of the 4,250,000 shares of common stock was consummated on October 1, 2008 and the option for additional 637,500 shares to cover overallotments expired.  Net proceeds to the Company from the share offering, after deducting underwriting discounts and commissions and offering expenses, were RMB64,236.

On December 2, 2009, the Company entered into another underwriting agreement, pursuant to which the Company agreed to issue and sell 5,930,000 shares of the Company's common stock, par value $0.0001 per share, to the underwriters at an offering price per share of $6.85.  In addition, the Company also granted the underwriters an option to purchase up to an additional 889,500 shares to cover overallotments, if any, at the same price of US$6.85 per share.

The sale of the 5,930,000 shares of common stock was consummated on December 7, 2009 and the option for additional 889,500 shares to cover overallotments was exercised on December 16, 2009.  Net proceeds to the Company from the share offering, after deducting underwriting discounts and commissions and offering expenses, were RMB297,351.

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

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

Pre-IPO Share Option Plan ("Pre-IPO Plan")

Under the Pre-IPO Plan adopted in March of 2004, ChinaCast may grant options to purchase up to 26,110,000 ordinary shares to employees and directors at an exercise price of Singapore dollar ("S$") 0.073 (US$0.043).  The Pre-IPO Plan will remain in effect for 10 years starting from the date of adoption.  New shares are to be issued by ChinaCast upon option exercise.

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

Post-IPO Share Option Plan ("Post-IPO Plan")

Under the Post-IPO Plan adopted in March of 2004, ChinaCast may grant options to purchase up to 15% of the issued ordinary shares on the day preceding the date of the relevant grant to employees and directors.

The options that are granted under the Post-IPO Plan may have exercise prices that are at the discretion of a committee comprising of directors, (a) set a discount to a price (the "Market Price") equal to the average of the last dealt prices for the shares on the Main Board of the Singapore Exchange Securities Trading Limited for the 5 consecutive market days immediately preceding the grant date (subject to a maximum discount of 20%), in which event, such options may be exercised after the second anniversary from the grant date; (b) fixed at the Market Price, which may be exercised after the first anniversary of the grant date. Options granted under the Post-IPO Plan will have a term of 5 years. ChinaCast has not granted any options under the Post-IPO Plan. Accordingly, there are 66,272,475 options available for future grant.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

2007 Omnibus Securities and Incentive Plan ("2007 Plan")

Under the 2007 Plan adopted in May 2007, CEC may grant awards to eligible participates, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

On July 11, 2007, CEC granted, under the 2007 Plan, 12,500 restricted shares to its employees at no consideration.  The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75).

On January 11, 2008, CEC agreed to grant, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was agreed to be granted 100,000 restricted shares of the Company's common stock. All of the shares of restricted stock to be granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 of the restricted shares were vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. In December 2009, Mr. Richard Xue decided not to stand for re-election to the board of directors of CEC. CEC's board of directors has decided to accelerate the date of the vesting of his final branch of 60,000 restricted shares from February 9, 2010 to the date of his resignation. On January 11, 2008, CEC granted, under the 2007 Plan, 1,200,000 share options on the Company's common stock to selected employees at no consideration. The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were/will be vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. Upon exercise of these share options, a total of 1,200,000 common stock will be issued. As of December 31, 2009, no such restricted shares or share options have been forfeited.

A summary of the share option activity under 2007 Plan was as follows:

	Number	Weighted average
	of option	exercise price
		US$

Options outstanding at January 1, 2008	-	-
Granted	1,200,000	6.30
Exercised	-	-
Cancelled	-	-
Options outstanding at December 31, 2008	1,200,000	6.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options outstanding at December 31, 2009	1,200,000	6.30
Options exercisable at December 31, 2009	802,000	6.30

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

2007 Omnibus Securities and Incentive Plan ("2007 Plan") - continued

A summary of the status of the Company's nonvested options as of December 31, 2008 and 2009 and changes during the years ended December 31, 2008 and 2009, is presented as below:

		Weighted average
		grant date	Weighted average
Nonvested options	Shares	fair value	exercise price
		US$	US$

Nonvested at January 1, 2008	-	-	-
Granted	1,200,000	2.67	6.30
Vested	(401,000)	2.67	6.30
Cancelled	-	-	-
Nonvested at December 31, 2008	799,000	2.67	6.30
Granted	-	-	-
Vested	(401,000)	2.67	6.30
Forfeited	-	-	-
Nonvested at December 31, 2009	398,000	2.67	6.30

The per share fair value of options as of January 11, 2008, the grant date was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of December 31, 2008 and 2009 was US$nil and US$1,012, respectively.

Management used the Black Scholes Model to estimate the fair value of the share options on the grant date with the following assumptions:

Expected price volatility	37.6%
Risk-free interest rate	4.75%
Expected life	67 months
Expected dividends	-
Fair value of ordinary share at grant date	US$6.25

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

2007 Omnibus Securities and Incentive Plan ("2007 Plan") - continued

In calculating the fair value of the options using the Black Scholes Model, the following major assumptions were used:

(1)	Volatility

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

The exercise price of the options was determined by CEC's board of directors.

(6)	Fair value of underlying ordinary shares

The estimated fair value of the ordinary shares underlying the options as of the grant date was determined based on the closing price of the ordinary shares traded in NASDAQ Global Market as of the grant date.

The weighted average remaining contractual life is 8 years as of December 31, 2009.

Total share-based compensation expenses amounting to RMB530, RMB15,851 and RMB16,206 were recognized for the years ended December 31, 2007, 2008 and 2009, respectively.

There was RMB2,890 of total unrecognized compensation expense related to nonvested restricted shares and share options as of December 31, 2009.

As of December 31, 2009, no other awards have been granted under the 2007 Plan.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

18.	WARRANTS AND UNIT PURCHASE OPTIONS

In March 2004, Great Wall sold 4,515,975 units in its initial public offering ("IPO").  Each unit consists of one share of Great Wall's common stock and two redeemable common stock purchase warrants ("Warrants").  Each Warrant will entitle the holder to purchase from Great Wall one shares of common stock at an exercise price of US$5 commencing on the consummation of the Share Exchange Transaction.  In no event will the Company be required to net cash settle the warrant exercise.

In April 2008, 50,100 Warrants had been exercised at an exercise price of US$5.

In June and July 2008, the Company entered into agreements with Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (collectively, "Fir Tree"), Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (collectively, "Sherleigh") and Capela Overseas Ltd. ("Capela"), (Fir Tree, Sherleigh and Capela, collectively, the "Warrant holders"), whereby the Company agreed to reduce the exercise price of the Warrants held by Fir Tree, Sherleigh and Capela from US$5.00 per share to US$4.25 per share. In connection with the reduction in the price of the Warrants, in June 2008, Fir Tree exercised in full an aggregate of 3,007,200 Warrants and Sherleigh exercised in full an aggregate of 411,882 Warrants. In July 2008, Capela exercised in full an aggregate of 94,117 Warrants. As additional consideration for the Warrant holders exercising the Warrants in full as well as for the value of the Warrants, in June 2008 the Company issued 459,924 restricted shares of common stock of the Company to Fir Tree and 62,993 restricted shares of common stock of the Company to Sherleigh. In July 2008, the Company issued 14,394 restricted shares of common stock of the Company to Capela.

All the outstanding Warrants expired in March 2009.

In connection with the IPO, Great Wall issued, for $100, an "UPO" to the representative of the underwriters to purchase 400,000 units at an exercise price of US$9.90 per unit.  In addition, the warrants ("UPO Warrants") underlying such units are exercisable at US$6.95 per share.  In January 2008, the underwriters exercised the UPO to purchase 5,000 units.

There was no remeasurement required for these assumed Warrants and UPO because such assumption is part of the recapitalization in connection with the Share Exchange Transaction.

In connection with the share offering consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 Underwriter Warrants with a price of US$3.15 per share.  The Underwriter Warrants will be exercisable for five years from the closing date of the share offering.  There was no remeasurement required for these Underwriter Warrants since they do not provide for a net cash settlement.

All the outstanding UPO and UPO Warrants expired during the year ended December 31, 2009.  As of December 31, 2009, there were 255,000 Underwriter Warrants outstanding.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

19.	FAIR VALUE

Authoritative pronouncement defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The pronouncement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It establishes three levels of inputs that may be used to measure fair value:

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

On January 1, 2009, the Company adopted the guidance on fair value measurement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

The Company measured the fair value for the assets acquired in the acquisition of East Achieve on October 5, 2009, using discounted cash flow techniques, and these assets were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company's assessment of the assumptions market participants would use in valuing these purchased intangible assets.

The long-term investment in Tongfang Chuangxin was classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company's assessment of the assumptions market participants would use in valuing these long-term investments.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

20.	SEGMENT INFORMATION

Since the acquisition of Hai Lai in April 2008, the Company has been organized as two business segments, the E-learning and training service Group ("ELG"), encompassing all the Company's business operations before the acquisition and the Traditional University Group ("TUG"), offering bachelor and diploma programs to students in the PRC.  On October 5, 2009, the Company completed the acquisition of East Achieve to expand the TUG segment.  The Company follows the provision of authoritative pronouncement issued by the FASB regarding disclosures about segments of an enterprise and related information, which establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For the years ended December 31,
	2007	2008	2009
	RMB	RMB	RMB
Revenues from external customers:
ELG	183,496	199,416	196,277
TUG	-	83,198	150,270
	183,496	282,614	346,547
Additional analysis of revenues from ELG by product or service:
Service	144,669	170,504	187,670
Equipment	38,827	28,912	8,607
	183,496	199,416	196,277
Additional analysis of revenue from ELG by business lines:
Post secondary education distance learning	69,579	96,888	109,184
K-12 and content delivery	68,319	65,657	64,118
Vocational training, enterprise/government training and networking services	45,598	36,871	22,975
	183,496	199,416	196,277
Impairment loss on acquired intangible assets:
ELG	-	14,500	-
TUG	-	-	-
	-	14,500	-

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

20.	SEGMENT INFORMATION - continued

	For the years ended December 31,
	2007	2008	2009
	RMB	RMB	RMB

Depreciation and amortization:
ELG	5,253	5,595	4,295
TUG	-	29,158	48,429
	5,253	34,753	52,724
Share-based compensation:
ELG	530	15,851	16,206
TUG	-	-	-
	530	15,851	16,206
Impairment loss on cost method investment:
ELG	-	8,500	436
TUG	-	-	-
	-	8,500	436
Interest income:
ELG	20,154	19,304	7,623
TUG	-	157	694
	20,154	19,461	8,317
Interest expense:
ELG	38	227	-
TUG	-	2,348	7,988
	38	2,575	7,988
Provision for income taxes:
ELG	21,263	20,442	22,238
TUG	-	3,939	7,711
	21,263	24,381	29,949
Earnings in equity investments:
ELG	1,155	441	1,687
TUG	-	-	-
	1,155	441	1,687

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

20.	SEGMENT INFORMATION - continued

	For the years ended December 31,
	2007	2008	2009
	RMB	RMB	RMB

Income from operations:
ELG	61,183	63,501	93,145
TUG	-	24,144	36,862
	61,183	87,645	130,007

Total amount of income from operations agreed to consolidated statements of operations

Addition to property and equipment:
ELG	2,546	1,937	2,658
TUG	-	77,191	9,691
	2,546	79,128	12,349

		As of December 31,
		2008	2009
		RMB	RMB

Segment assets:
ELG		725,516	1,440,315
TUG		773,643	833,574
		1,499,159	2,273,889
Equity investments:
ELG		1,788	101
TUG		-	-
		1,788	101
Goodwill:
ELG		1,614	1,614
TUG		309,717	502,157
		311,331	503,771

The Company's revenues and net income are substantially derived from the PRC.  Most of the assets and capital expenditure of the Company are employed in the PRC.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

21.	MANAGEMENT SERVICE FEE

On November 15, 2000, CCT Shanghai, CCL and the investors of CCL entered into a technical service agreement ("CCL Technical Service Agreement") pursuant to which CCT Shanghai provided CCL with certain technical services and ancillary equipment in connection with CCL's satellite communication business, which was operated by a branch of CCL.  As compensation, CCT Shanghai received a service fee that equaled the difference between total revenue less expenses of CCL's Beijing branch as approved by CCT Shanghai.

Furthermore, the investors of CCL have pledged all the shares in CCL and, if certain events occurred, the entitlement to dividends and appropriations to CCT Shanghai to ensure the delivery of the service pursuant to the CCL Technical Service Agreement.

22.	INCOME TAXES

CEC was incorporated in the United States, and is subject to United States federal income taxes.  CEC is not subject to New York State and New York City taxes since 2007.  CEC did not derive any significant amount of income subject to such taxes after completion of the Share Exchange Transaction and accordingly, no significant tax provision is made in the consolidated statements of operations.

ChinaCast, CCN, CCT BVI, MET and East Achieve are exempted from income tax in Bermuda or British Virgin Islands where they were incorporated.  In the opinion of management, CEC, ChinaCast, CCN and MET did not have income that was subject to income taxes in the PRC or other jurisdictions.  CCT BVI's deemed profit generated in the PRC is subject to the PRC income taxes, which were calculated at 33% of such deemed profit before 2008.

On March 16, 2007, the National People's Congress enacted a new enterprise income tax law, which took effect on January 1, 2008.  The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

CCT BVI constituted a Permanent Establishment ("PE") in the PRC and the income generated from the PE is subject to the PRC income taxes, which are calculated at 25% tax rate for 2008 and 2009.

CCT Shanghai was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning foreign-invested enterprises ("FIEs") before 2008.  Due to a tax preferential policy, as a FIE of a production nature established in Pudong New Area of Shanghai, CCT Shanghai was subject to an income tax rate of 15% before 2008.

In 2008, according to the new tax law, it provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday.  According to the transitional rules published after the new income tax law, CCT Shanghai is now eligible to the phased-in rates, 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011, 25% in 2012 and thereafter.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

22.	INCOME TAXES - continued

CCLX was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning domestic enterprises before 2008.  CCLX was subject to an effective income tax rate up to 4% on its revenues before 2008.  The Beijing branch of CCLX was subject to an income tax rate of 33% before 2008.

In 2008 and 2009, according to the new tax law, CCLX and its Beijing branch should file consolidated tax return of Enterprise Income Tax and be subject to an income tax rate of 25%.

Hai Lai, Xijiu and Lianhe were incorporated in the PRC and are subject to PRC income tax rate of 25% since 2008.

FTBC and Hai Yuen were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

Lijiang College was incorporated in Guilin of the PRC and is subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on CCT BVI's deemed profit generated in the PRC, the profit of CCT Shanghai, CCLX, Hai Lai, Hai Yuen, FTBC and Lijiang College.

The Company adopted the authoritative pronouncement regarding uncertainty in income taxes on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was RMB23,337 which included (a) a RMB3,134 adjustment to increase long term liability as a result of adopting the pronouncement with a corresponding increase in the beginning balance of accumulated deficit, and (b) a reclassification of RMB20,203 unrecognized tax benefits from current liabilities to long-term liabilities because the related payment is not anticipated within one year of the balance sheet date.  The Company classifies interest and penalty as a component of income tax provisions.  As of January 1, 2007, total amount of interest accrued as it related to unrecognized tax benefits was RMB5,628.  For the years ended December 31, 2007, 2008 and 2009, RMB1,855, RMB1,421 and RMB2,764 of interest related to unrecognized tax benefits were recorded as a net increase to income tax provisions respectively.  As of December 31, 2008 and 2009, the total amounts of accrued interest were RMB9,153 and RMB12,349, respectively.  As of December 31, 2009, the Company's tax years from 2004 to 2009 remain open to audit in various taxing jurisdictions.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

22.	INCOME TAXES - continued

The following was a tabular reconciliation of total unrecognized tax benefits on the date of adopting authoritative pronouncement regarding uncertainty in income taxes through December 31, 2009:

RMB

As of January 1, 2008	27,892
Gross increases for tax positions taken in prior period	8,621
Gross increases for tax positions taken relating to subsidiaries acquired during the year	13,497
Lapse of statue of limitations	(5,398)
As of December 31, 2008	44,612
Gross increases for tax positions taken in prior period	15,814
Gross increases for tax positions taken relating to subsidiaries acquired during the year	8,332
Lapse of statue of limitations	(6,301)
As of December 31, 2009	62,457

Based on management's current understanding on the Company's tax position, it is not expected changes in unrecognized tax benefits to be material in the next twelve months except for new acquisitions occur in the period, if any.

Income tax provision was summarized as follows:

	For the years ended December 31,
	2007	2008	2009
	RMB	RMB	RMB

Current taxes	16,536	21,490	22,999
Increase in unrecognized tax benefit balance	4,555	5,157	10,683
Deferred taxes:
Subsidiaries operating in PRC	172	(2,266)	(3,733)
Total provision for income taxes	21,263	24,381	29,949

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

22.	INCOME TAXES - continued

The principal components of the Company's deferred tax assets and liabilities were as follows:

	As of December 31,
	2008	2009
	RMB	RMB

Current deferred tax assets:
Deferred operating expenses	4,290	3,392
Accrued payroll	-	1,010
Total current deferred tax assets	4,290	4,402
Valuation allowance	(4,290)	(3,392)
Current deferred tax assets, net	-	1,010
Long-term deferred tax assets:
Net operating loss carry forwards	11,650	21,408
Capitalized expenses	1,105	1,105
Foreign tax credit	330	567
Impairment loss on cost method investment	2,125	109
Property and equipment	-	3,464
Total long-term deferred tax assets	15,210	26,653
Valuation allowance	(15,210)	(23,189)
Long-term deferred tax assets, net	-	3,464
Long-term deferred tax liabilities:
Property and equipment	3,752	2,767
Intangible assets	4,259	14,692
Land use rights	13,019	16,928
Long-term deferred tax liabilities	21,030	34,387

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

22.	INCOME TAXES - continued

For the purpose of presentation in the consolidated statement of financial position, certain deferred tax assets and liabilities have been offset. The following is the analysis of the deferred tax balances for financial reporting purposes:

	As of December 31,
	2008	2009
	RMB	RMB

Current deferred tax assets, net	-	1,010
Long-term deferred tax liabilities, net	(21,030)	(30,923)

The Company operates through multiple subsidiaries and variable interest entities and the valuation allowance is considered separately for each subsidiary and variable interest entity.  A valuation allowance has been recognized for net operating losses carry forward of certain subsidiaries of the Company and CEC's operating expenses, as cumulative losses create uncertainty about the realization of the tax benefits in future years.  Net operating losses totaled RMB61,638 and RMB62,105 as of December 31, 2008 and 2009, respectively, which included RMB7,395 as of December 31, 2008 expiring on various dates from 2009 to 2013, RMB1,229 as of December 31, 2009 expiring on various dates from 2010 to 2014 and the remaining amounts will carry forward indefinitely.  Where a valuation allowance was not recorded, the Company believes that it was more likely than not that the deferred taxes would be realized as it expects to generate sufficient taxable income in future.

The increase in valuation allowance from 2008 to 2009 mainly related to additional net operating losses, which the Company believes, cannot generate future taxable income to recognize the income tax benefit.

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

22.	INCOME TAXES - continued

A reconciliation of the statutory tax rates and the Company's effective tax rate was as follows:

	For the years ended December 31,
	2007	2008	2009
	%	%	%

Statutory tax rate (Note)	33.0	25.0	25.0
Effect of non-deductible expenses	0.3	5.2	1.7
Effect of non-taxable income	(1.7)	-	-
Effect of different tax rates of subsidiaries and variable interest entities operating with difference tax regulations in PRC	3.7	(8.1)	(1.6)
Effect of tax reliefs granted to subsidiaries	(17.2)	(9.2)	(9.8)
Increase in unrecognized tax benefit balance	5.0	5.4	2.1
Changes in valuation allowance	0.1	7.1	5.4
Effective tax rates	23.2	25.4	22.8

Note:
The domestic tax rate in the jurisdiction where the operation of the Company is substantially based is used.  On January 1, 2008, the new Chinese Enterprise Income Tax Law took effect and has applied a uniform tax rate of 25% to all "resident enterprises" in China, including foreign-invested enterprises.

If the reliefs in the form of preferential tax rates granted to CCT Shanghai, FTBC, Hai Yuen and Lijiang College were not available, the additional provision for income taxes and the effect on net income per share effect for the years ended December 31, 2007, 2008 and 2009 would be as follows:

	For the years ended December 31,
	2007	2008	2009
	RMB	RMB	RMB

Provision for income taxes	15,707	8,866	12,846
Net income attributable to ChinaCast
Education Corporation per share - basic	0.59	0.29	0.35
Net income attributable to ChinaCast
Education Corporation per share - diluted	0.56	0.29	0.35

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

23.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

	For the years ended December 31,
	2007		2008		2009

Numerator used in basic and diluted net income per share:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	65,806	RMB	63,377	RMB	92,153
Loss on discontinued operations attributable to ChinaCast Education Corporation	RMB	(7,147)	RMB	(20,710)	RMB	(74)
Net income attributable to ChinaCast Education Corporation	RMB	58,659	RMB	42,667	RMB	92,079
Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		26,567,240		30,442,992		36,946,830
Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restrict stock and exercises of Warrants and Underwriter Warrants		1,408,491		248,750		220,864
Weighted average ordinary shares outstanding used in computing diluted net income per share		27,975,731		30,691,742		37,167,694
Net income per share - basic:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	2.48	RMB	2.08	RMB	2.49
Loss on discontinued operations attributable to ChinaCast Education Corporation	RMB	(0.27)	RMB	(0.68)		-
Net income attributable to ChinaCast Education Corporation	RMB	2.21	RMB	1.40	RMB	2.49
Net income per share - diluted:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	2.35	RMB	2.06	RMB	2.48
Loss on discontinued operations attributable to ChinaCast Education Corporation	RMB	(0.25)	RMB	(0.67)		-
Net income attributable to ChinaCast Education Corporation	RMB	2.10	RMB	1.39	RMB	2.48

The diluted net income attributable to ChinaCast Education Corporation per share calculations for the year ended December 31, 2009 did not include the Warrants, UPO and UPO Warrants (Note 18) for the period they were outstanding since they are anti-dilutive.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

24.	COMMITMENTS AND CONTINGENCIES

Commitments

a)	Information usage and satellite platform usage operating lease commitment

The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services.  Rental expense related to these operating lease arrangements for the years ended December 31, 2007, 2008 and 2009 were RMB18,363, RMB17,506 and RMB17,375, respectively.  Operating lease for information usage is negotiated for one year and rentals are fixed for one year.  The Company had no fixed commitment on satellite platform usage fee as the amount was payable to CCL calculated at 10% of the CCT BVI's revenue generated during the period, net of business tax.

b)	Office premises operating lease commitment

Rental expense related to the Company's non-cancellable office premises operating leases for the years ended December 31, 2007, 2008 and 2009 were RMB6,692, RMB6,710 and RMB3,004, respectively.

As of December 31, 2009, future minimum lease commitments under the non-cancelable lease of the office premises were RMB2,715 and RMB1,263 in 2010 and 2011, respectively.  These leases will expire during 2011 and 2012 and are renewable upon negotiation.

c)	Capital commitments

As of December 31, 2009, future minimum capital commitments under the non-cancelable construction premises was RMB3,600 due in 2010.

On October 12, 2009, the Company entered into an agreement with the China University of Petroleum to establish a new entity to provide learning services. As of December 31, 2009, a deposit of RMB3,000 was placed and further capital commitment under the agreement was RMB27,000.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

24.	COMMITMENTS AND CONTINGENCIES - continued

Contingencies

a)
On March 21, 2006, after obtaining the approval of its shareholders, Great Wall amended certificate of incorporation, the effect of which was, among other things, to eliminate the provision of the certificate of incorporation that purported to prohibit amendment of the "business combination" provisions contained therein and to extend the date before which Great Wall must complete a business combination, to avoid being required to liquidate, from March 23, 2006 to December 31, 2006.  Because extending the period during which Great Wall could consummate a business combination was not contemplated by the IPO prospectus, shareholders may have securities law claims against the Company for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security).  Such claims might entitle shareholders asserting them to up to US$6.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from sale of the original warrants purchased with them and plus interest from the date of the IPO.  A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares.  The Company believes the shareholder claims for rescission or damages are remote.  As such, the Company has not recorded a liability for such possible rescission.  However, the Company cannot definitively predict whether shareholders will bring such claims, how many might bring them or the extent to which they might be successful.

b)
The Company may be subject to claims for rescission or other securities law claims resulting from the failure to disclose that the charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware's General Corporation Law.  The Company may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: It may be argued that the IPO prospectus misstated the vote required by its charter to approve a business combination by providing that "[w]e will proceed with a business combination only if the public shareholders who own at least a majority of the shares of common stock sold in [that] offering vote in favor [of it] ...," and that the Exchange Act reports have been inaccurate in describing ChinaCast as a leading provider of e-learning content (as opposed to being primarily a content carrier).  On November 13, 2006, the Company filed a Current Report on Form 8-K with the SEC regarding this last item.  The Company is unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made.  As such, the Company has not recorded a liability for such possible rescission.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

25.	MAINLAND CHINA CONTRIBUTION PLAN, EDUCATION DEVELOPMENT RESERVE AND PROFIT APPROPRIATION

Full time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees.  PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries.  The total contributions for such employee benefits were RMB1,927, RMB4,024 and RMB4,576 for the years ended December 31, 2007, 2008 and 2009, respectively.

Pursuant to laws applicable to entities incorporated in the PRC, the Company's subsidiaries in the PRC must make appropriations from after-tax profit to non-distributable reserves.  These reserves include one or more of the following: (i) a general reserve and (ii) an enterprise expansion reserve (iii) an education development reserve.  Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the enterprise expansion reserve appropriations are at the Company's discretion; the education development reserve requires annual appropriations of 25% of after tax profit of private education entities (as determined under accounting principles generally accepted in the PRC at each year-end).  These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends.  In 2007, 2008 and 2009, the Company made total appropriations of RMB7,418, RMB12,030 and RMB11,022, respectively and recorded in statutory reserve.

26.	RELATED PARTY TRANSACTIONS

The Company has entered into a number of transactions with related parties.  The balances and transactions with these related parties were as follows:

(a)	Transactions

The Company entered into the following transactions with related parties:

		For the years ended December 31,
Transactions	Notes	2007	2008	2009
		RMB	RMB	RMB

Service fee earned from CCL	(i)	18,035	6,463	5,128
Costs and expenses reimbursed to CCL	(ii)	735	-	-
Satellite platform usage fee to CCL	(iii)	6,291	6,033	6,382
Disposal of consolidated entity to CCL	(iv)	-	-	100
Sales to
Guo You	(v)	800	800	800
Wuhan Huashiyi ChinaCast
Tele-Education Co., Ltd. ("Huashiyi")	(vi)	1,360	-	-
		2,160	800	800

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

26.	RELATED PARTY TRANSACTIONS - continued

(a)         Transactions - continued

Notes:

(i)
The service fee was made at the agreed term of the CCL Technical Service Agreement (see Note 21).  CCL is a company in which a principal shareholder and director of the Company, Mr. Yin Jian Ping, has over 10% interest.

(ii)	The costs and expenses were allocated from the Beijing branch of CCL based on the proportion of revenue generated and the agreement entered by the branch and the Company.

(iii)	The satellite platform usage fee was charged to CCT BVI.

(iv)	On October 12, 2009, the Company disposed of a subsidiary of a consolidated variable interest entity for RMB100.

(v)	CCLX provided satellite related service or sold equipment and accessories to Guo You, which is the equity method investment of the Company (see Note 11).

(vi)	CCLX provided satellite related service to Huashiyi, which is an equity method investment of CCL.

(vii)	During 2008 and 2009, YPSH provided temporary advances of RMB25,000 and RMB20,000, respectively to CCL. The amounts were fully settled in the respective years of the advances.

(viii)
Following the acquisitions of Hai Lai in 2008 and East Achieve in 2009, the Company assumed certain obligations of the agreement with Chongqing Normal University, the affiliated university of FTCB, in relation to the operations of FTBC and of the agreement with Guangxi Normal University, the affiliated university of Lijiang College in relation to the operations of Lijiang College, respectively. Under these affiliation agreements, each of the respective affiliated universities authorizes FTBC or Lijiang College, as the case may be, to use its school name and offers certain management and operational supports, and in return is entitled to exercise significant influence over FTBC or Lijiang College, as the case may be, and an agreed amount of fees.  The fees charged to the Company are determined by reference to certain percentages of the revenues earned by each of FTBC and Lijiang College under the relevant affiliation agreements.

(ix)	During 2009, a borrowing of RMB500 was raised from a key management staff of FTBC. The borrowing carried interest at 10.125% per annum and was subsequently settled in the same year.

(b)	Balances

		Amounts due		Amount due
		from related parties		to related party
		As of December 31,		As of December 31,
	Notes	2008	2009	2008	2009
		RMB	RMB	RMB	RMB

Current amounts

Guo You	(1)	2,454	6,288	-	-
Mr. Yin Jian Ping	(2)	-	-	1,127	-
CCL	(3)	-	100	-	-
		2,488	6,388	1,127	-

Non-current advances

CCL	(4)	110,217	99,727	-	-

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except share-related data)

26.	RELATED PARTY TRANSACTIONS - continued

(b)         Balances - continued

Notes:

(1)	The balances arose from the provision of satellite related services, which are non-interest bearing, unsecured and payable on demand.

(2)	The balance relates to unpaid fees payable to Mr. Yin Jian Ping, a former director of the Company.

(3)	On October 12, 2009, the Company disposed of a subsidiary of a consolidated variable interest entity and the balance related to the proceeds from the disposal.

(4)
The advances by the Company to CCL are for money spent on asset and expenses to build up the satellite business of CCL over the years.  CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and its Beijing branch (collectively "Satellite Business") will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company.  Accordingly, the Company considers the advances are of the nature of a deemed investment in the Satellite Business.

27.	SUBSEQUENT EVENT

The Company has performed an evaluation of the subsequent events review through March 29, 2010, which is the date the audited consolidated financial statements were issued.

On January 5, 2010, the Company issued 692,520 shares of its common stock to Thriving Blue Limited, a British Virgin Islands company that is 100% owned by the Company’s Chief Executive Officer (“Thriving Blue”) pursuant to a Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue for a purchase price of US$7.22 per share or an aggregate purchase price of approaching US$5,000. The shares are beneficial held on behalf of the Chief Executive Officer and certain other executives of the Company.

On March 29, 2010, the Company made an announcement that it had signed a Memorandum of Understanding to acquire a 100% interest in the holding company of a private and accredited college for a total consideration of RMB450,000. The college offers bachelor degree and diploma courses. The acquisition is expected to close within 90 days, subject to certain closing conditions.

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Balance sheet
(In thousands)

	As of December 31,
	2008	2009
	RMB	RMB

Assets
Cash and cash equivalents	299	19,516
Amounts due from subsidiaries	267,237	663,847
Prepaid expenses and other current assets	6	698
Investment in subsidiary	774,172	788,952
Total assets	1,041,714	1,473,013

Liabilities and equity
Accrued expenses	15,037	12,662
Income tax payable	117	-
Total liabilities	15,154	12,662
Ordinary shares	27	33
Additional paid-in capital	948,352	1,290,651
Retained earnings	55,526	136,583
Statutory reserve	28,117	39,139
Accumulated other comprehensive income	(5,462)	(6,055)
Total equity	1,026,560	1,460,351
Total liabilities and equity	1,041,714	1,473,013

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of operations and comprehensive income
(In thousands)

	Year ended December 31,
	2007	2008	2009
	RMB	RMB	RMB

Operating expenses:
Selling and marketing expenses	(172)	(1,626)	(1,639)
General and administrative expenses	(19,595)	(33,733)	(30,589)
Total operating expenses	(19,767)	(35,359)	(32,228)
Loss from operations	(19,767)	(35,359)	(32,228)
Interest income	785	1	-
Other expense	(22)	-	-
Exchange differences	(1)	-	-
Equity in earnings of subsidiaries	78,504	77,642	124,036
Net income before provision for income taxes	59,499	42,284	91,808
Less: Provision for income taxes	(840)	383	271
Net income	58,659	42,667	92,079
Foreign currency translation adjustment	(2,443)	(257)	(593)
Comprehensive income	56,216	42,410	91,486

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of changes in equity
(In thousands, except share - related data)

					(Accumulated	Accumulated
					deficit)	other
	Ordinary		Additional	Statutory	retained	comprehensive	Total
	Shares	Amount	paid-in capital	reserve	earnings	loss	equity
		RMB	RMB	RMB	RMB	RMB	RMB

Balance at January 1, 2007	23,140,702	18	653,000	9,721	(24,927)	(2,762)	635,050
Share-based compensation	12,500	-	530	-	-	-	530
Net income	-	-	-	-	58,659	-	58,659
Recapitalization in connection with Share Exchange Transaction	4,139,439	3	121,107	-	-	-	121,110
Capital distribution	-	-	(5,793)	-	-	-	(5,793)
Disposal of subsidiary	-	-	-	(1,052)	1,052	-	-
Cumulative effect of the adoption of authoritative pronouncement regarding the accounting for uncertainty in income taxes on January 1, 2007	-	-	-	-	(2,477)	-	(2,477)
Foreign currency translation adjustments	-	-	-	-	-	(2,443)	(2,443)
Statutory reserve	-	-	-	7,418	(7,418)	-	-
Balance at December 31, 2007	27,292,641	21	768,844	16,087	24,889	(5,205)	804,636
Share-based compensation	-	-	15,851	-	-	-	15,851
Net income	-	-	-	-	42,667	-	42,667
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs of RMB5,938	4,105,610	3	98,507	-	-	-	98,510
Share offering, net of issuance costs of RMB11,440	4,250,000	3	64,233	-	-	-	64,236
Refund of payment of tax liability assumed pursuant to the Share Exchange Transaction	-	-	917	-	-	-	917
Foreign currency translation adjustments	-	-	-	-	-	(257)	(257)
Statutory reserve	-	-	-	12,030	(12,030)	-	-
Balance at December 31, 2008	35,648,251	27	948,352	28,117	55,526	(5,462)	1,026,560
Share-based compensation	120,000	-	16,206	-	-	-	16,206
Net income					92,079	-	92,079
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947	2	28,746	-	-	-	28,748
Share offering, net of issuance costs of RMB21,508	6,819,500	4	297,347	-	-		297,351
Foreign currency translation adjustments	-	-	-			(593)	(593)
Statutory reserve	-	-	-	11,022	(11,022)	-	-
Balance at December 31, 2009	45,170,698	33	1,290,651	39,139	136,583	(6,055)	1,460,351

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of cash flow
(In thousands, except share - related data)

	Year ended December 31,
	2007	2008	2009
	RMB	RMB	RMB
Cash flow from operating activities:
Net income	58,659	42,667	92,079
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	530	15,851	16,206
Earnings in equity investment	(78,504)	(77,642)	(124,036)
Changes in assets and liabilities
Prepaid expenses and other current assets	-	1	(692)
Accrued expenses and other current liabilities	6,063	6,045	(2,105)
Income tax payable	(3,429)	(30)	(117)
Net cash used in operating activities	(16,681)	(13,108)	(18,665)
Cash flow from investing activities:
Advances to subsidiary	(163,946)	(149,789)	(259,463)
Cash used in investing activities	(163,946)	(149,789)	(259,463)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares, net of issuance expenses	-	64,236	297,351
Exercise of warrants	-	98,510	-
Capital distribution	(5,793)	-	-
Net cash (used in) provided by financing activities	(5,793)	162,746	297,351
Effect of foreign exchange rate changes	(9,346)	(31)	(6)
Net (decrease) increase in cash and cash equivalents	(195,766)	(182)	19,217
Cash and cash equivalents at beginning of the year	196,247	481	299
Cash and cash equivalents at end of the year	481	299	19,516

Note to schedule I

1.	Basis for Preparation

The Condensed Financial Information of the Company only has been prepared using the same accounting policies as set out in the Company's consolidated financial statements except that the Company has used equity method to account for investment in its subsidiary.