Form 10-Q
period 2010-03-31
CHINACAST EDUCATION CORP
filed 2010-05-10
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
Central, Hong Kong

(Address of Principal Executive Offices) (Zip Code)

(852) 3960 6506
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

     There were 46,043,218 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of May 7, 2010.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (In thousands, except share-related data)

			As of
	As of March 31,		December 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets
Current assets:
Cash and cash equivalents	51,769	352,027	327,628
Term deposits	80,882	550,000	507,000
Accounts receivable	7,722	52,509	53,828
Inventory	213	1,449	1,386
Prepaid expenses and other current assets	2,737	18,611	19,212
Amounts due from related parties	505	3,438	6,388
Deferred tax assets	77	521	1,010
Current portion of prepaid lease payments for land use right	477	3,246	3,246
Total current assets	144,382	981,801	919,698
Non-current deposits	3,454	23,489	14,550
Property and equipment, net	75,616	514,190	516,938
Prepaid lease payments for land use rights - non-current	21,177	144,002	144,818
Acquired intangible assets, net	9,216	62,668	71,286
Long-term investments	452	3,071	3,101
Non-current advances to related party	14,665	99,724	99,727
Goodwill	74,084	503,769	503,771
Total assets	343,046	2,332,714	2,273,889

			As of
	As of March 31,		December 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Liabilities and equity
Current liabilities:
Accounts payable	3,032	20,621	16,061
Accrued expenses and other current liabilities	28,985	197,101	215,631
Deferred revenues	14,597	99,256	156,645
Income taxes payable	11,032	75,015	68,731
Current portion of long-term bank borrowings	11,176	76,000	104,400
Current portion of capital lease obligation	200	1,358	1,323
Other borrowings	10,147	69,000	200
Total current liabilities	79,169	538,351	562,991
Non-current liabilities:
Long-term bank borrowings	21,471	146,000	134,000
Deferred tax liabilities – non-current	4,348	29,566	30,923
Unrecognized tax benefits – non-current	9,778	66,491	62,457
Total non-current liabilities	35,597	242,057	227,380

Total liabilities	114,766	780,408	790,371
Commitments and contingencies
Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 46,043,218 and 45,170,698 shares issued and outstanding in 2010 and 2009, respectively)	5	34	33
Additional paid-in capital	195,245	1,327,668	1,290,651
Statutory reserve	5,756	39,139	39,139
Accumulated other comprehensive loss	(857)	(5,827)	(6,055)
Retained earnings	24,663	167,705	136,583

Total ChinaCast Education Corporation shareholders’ equity	224,812	1,528,719	1,460,351
Noncontrolling interest	3,468	23,587	23,167

Total equity	228,280	1,552,306	1,483,518

Total liabilities and equity	343,046	2,332,714	2,273,889

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
 (In thousands, except share-related data)

	For the three months ended March 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Revenues:
Service	15,930	108,330	73,641
Equipment	5	31	2,876

	15,935	108,361	76,517

Cost of revenues:
Service	(7,091)	(48,219)	(27,367)
Equipment	-	-	(2,838)

	(7,091)	(48,219)	(30,205)

Gross profit	8,844	60,142	46,312

Operating (expenses) income:

Selling and marketing expenses (including share-based compensation of RMB410 and RMB840 for the three months ended March 31 for 2010 and 2009, respectively)	(118)	(805)	(1,748)
General and administrative expenses (including share-based compensation of RMB2,480 and RMB5,736 for the three months ended March 31 for 2010 and 2009, respectively)	(2,592)	(17,627)	(17,628)

Foreign exchange gain (loss)	(45)	(303)	169
Management service fee	-	-	967
Other operating income	1	7	505

Total operating expenses, net	(2,754)	(18,728)	(17,735)

	For the three months ended March 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Income from operations	6,090	41,414	28,577
Interest income	435	2,954	2,312
Interest expense	(437)	(2,971)	(1,453)
Income before provision for income taxes and earnings in equity method investments	6,088	41,397	29,436
Provision for income taxes	(1,443)	(9,811)	(6,325)
Net income before earnings in equity investments	4,645	31,586	23,111
Loss in equity investments	(4)	(30)	(266)
Income from continuing operation, net of tax	4,641	31,556	22,845
Discontinued operations
Loss from discontinued operations, net of taxes of RMBnil for 2009 and 2010:	-	-	(604)
Net income	4,641	31,556	22,241
Less: Net income attributable to noncontrolling interest	(64)	(434)	(2,559)
Net income attributable to ChinaCast Education Corporation	4,577	31,122	19,682
Net income	4,641	31,556	22,241
Foreign currency translation adjustments	31	214	(802)
Comprehensive income	4,672	31,770	21,439
Comprehensive income attributable to noncontrolling interest	(62)	(420)	(2,553)
Comprehensive income attributable to ChinaCast Education Corporation	4,610	31,350	18,886

Net income per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	0.10	0.68	0.55

Diluted	0.10	0.67	0.55

Weighted average shares used in computation:
Basic	45,968,134	45,968,134	35,648,251

Diluted	46,312,165	46,312,165	35,648,251

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
 (In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
		Amount		capital		Reserve		earnings			loss	interest		Equity
	Shares	RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2010	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518
Issuance of shares of common stock	692,520		1		34,127		—		—		—		—		34,128
Share-based compensation	—		—		2,890		—		—		—		—		2,890
Issuance of vested shares	180,000		—		—		—		—		—		—		—
Net income	—		—		—		—		31,122		—		434		31,556
Foreign currency translation adjustments	—		—		—		—		—		228		(14)		214

Balance at March 31, 2010	46,043,218		34		1,327,668		39,139		167,705		(5,827)		23,587		1,552,306

		US$	5	US$	195,245	US$	5,756	US$	24,663	US$	(857)	US$	3,468	US$	228,280

See notes to unaudited condensed consolidated financial statements.
 —

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
	For the three months ended March 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	4,641	31,556	22,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,610	10,950	6,016
Amortization of acquired intangible assets	1,267	8,618	4,091
Amortization of land use rights	120	816	650
Share-based compensation	425	2,890	6,576
Loss on disposal of property, plant and equipment	-	1	-
Loss in equity investments	4	30	266
Changes in assets and liabilities:
Accounts receivable	191	1,297	(14,328)
Inventory	(9)	(63)	17
Prepaid expenses and other current assets	88	601	2,541
Non-current deposits	(874)	(5,939)	(295)
Amounts due from related parties	434	2,950	800
Accounts payable	671	4,560	2,215
Accrued expenses and other current liabilities	(458)	(3,116)	(2,178)
Deferred revenues	(8,440)	(57,389)	(33,118)
Amount due to related party	-	-	(289)
Income taxes payable	924	6,284	3,534
Deferrred tax assets	72	489	-
Deferred tax liabilities	(199)	(1,357)	(638)
Unrecognized tax benefits	594	4,034	1,943
Net cash provided by operating activities	1,061	7,212	44
Cash flows from investing activities:
Advance to related party	-	-	(20,000)
Repayment from advance to related party	-	3	25,922
Purchase of property and equipment	(3,433)	(23,345)	(4,377)
Term deposits	(6,324)	(43,000)	(133,700)
Deposits for investments	(441)	(3,000)	-
Net cash used in investing activities	(10,198)	(69,342)	(132,155)

	For the three months ended March 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from financing activities:
Other borrowings raised	10,147	69,000	-
Repayment of other borrowings	(29)	(200)	-
Bank borrowings raised	6,176	42,000	-
Bank borrowings repaid	(8,588)	(58,400)	-
Proceeds from issuance of shares, net of issuance costs	5,019	34,128	-
Net cash provided by financing activities	12,725	86,528	-
Effect of foreign exchange rate changes	-	1	1
Net increase(decrease) in cash and cash equivalents	3,588	24,399	(132,110)
Cash and cash equivalents at beginning of the period	48,181	327,628	220,131

Cash and cash equivalents at end of the period	51,769	352,027	88,021

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share-related data)

1.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of ChinaCast Education Corporation (“CEC”, formerly Great Wall Acquisition Corporation (“Great Wall”)) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of the management of CEC, the accompanying unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements and these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results expected for any subsequent interim period or for CEC’s fiscal year ending December 31, 2010.

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been using the same accounting policies used in the preparation of the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the additional accounting policies adopted as stated in (1) of note 2.

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.8 to US$1 was applied as of March 31, 2010. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

The Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“CCH”). Pursuant to the terms of the Offer, CCH shareholders had the option to receive either shares of CEC or a cash payment for each CCH share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of CCH control the combined company after the above transaction consummated on December 22, 2006 (the “Share Exchange Transaction”), the Share Exchange Transaction was accounted for as a recapitalization in which CCH was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. The remaining outstanding ordinary shares of CCH not acquired by Great Wall were reported as minority interest.

During the year ended December 31, 2007, CEC acquired additional shares by issuing shares of CEC and cash amounted to RMB5,793 to certain original CCH shareholders and, as of July 11, 2007, CEC increased its holdings to 100% of the outstanding ordinary shares of CCH. The 19.73% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(1)	Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have a significant impact on its financial condition or results of operations.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on its financial condition or results of operations.

(2)	Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Prospective application of this new guidance for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this guidance on a retrospective basis. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In October 2009, the FASB issued authoritative guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  Prospective application of this new guidance for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this new guidance on a retrospective basis. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In March 2010, the FASB issued authoritative guidance on milestone method of revenue recognition. The scope of this consensus is limited to arrangements that include milestones relating to research or development deliverables. The guidance specifies guidance that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance applies to milestones in arrangements within the scope of this consensus regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In March 2010, the FASB issued authoritative guidance on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The guidance will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The Company is in the process of evaluating the effect of adoption of this pronouncement.

3.	DISCONTINUED OPERATIONS

Starting from 2007, the Company provided Modern English training services through Jiangsu English Training Technology Limited (“JSET”).  During 2009, the Company gradually closed all the training centers.  On December 29, 2009, the Company completed the transaction under a sale and purchase agreement with a third party to dispose of its brand name usage right associated with the English training services with a consideration of RMB6,000.  A gain amounting to RMB1,552 was reported for the fiscal year ended December 31, 2009.  The Company ceased all English training services in JSET thereafter.

Summarized operating results from the discontinued operations included in the Company's condensed consolidated statements of operations were as follows for the three months periods ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010
	RMB	RMB

Revenues	421	-
Loss before provision of income taxes from discontinued operations	(604)	-
Provision for income taxes	-	-
Noncontrolling interest in discontinued operations	9	-
Loss from discontinued operations attributable to ChinaCast Education Corporation, net of tax	(595)	-
Net loss on discontinued operations attributable to ChinaCast Education Corporation per share - basic	(0.01)	-
Net loss on discontinued operations attributable to ChinaCast Education Corporation per share - diluted	(0.01)	-

All notes to the accompanying condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

4.	ACQUISITION

On October 5, 2009, CCH, the Company's subsidiary in Bermuda, consummated the acquisition of the entire interest in East Achieve Limited (“East Achieve”) from the former sole owner of East Achieve.  East Achieve holds the entire interest in Shanghai Xijui Information Technology Co., Ltd. (“Xijiu”).  Xijiu holds the entire interest in China Lianhe Biotechnology Co., Ltd. (“Lianhe”) which in turns holds the entire interest in Lijiang College of Guangxi Normal University (“Lijiang College”).  Lijiang College is a private college affiliated with Guangxi Normal University.  The total consideration for the acquisition is up to RMB365,000, of which RMB295,000 was paid during 2009.  The remaining amount of the consideration is to be calculated as below.

For the academic year of 2009 (i.e. from September 1, 2009 to August 31, 2010), if the net profit as determined under the relevant sale and purchase agreement of the Lijiang College is less than RMB55,000, CCH is entitled to deduct an amount equal to 6.6 times of the difference between the net profit and RMB55,000 from the remaining payment.

The remaining consideration was recorded as a liability at fair value of RMB30,482 and the change of its fair value was recorded in earnings at each reporting date.  As a result, the expected total consideration was RMB325,482 as of the date of acquisition. There was no change in the fair value of the remaining consideration up to March 31, 2010.

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.  The purchase price allocation was as follows:

		Amortization
	RMB	period
Cash	73,113
Other current assets	2,408
Non-current deposits	6,374
Property and equipment	261,543	3-20 years
Prepaid lease payments for land use rights	28,920	Over the remaining lease term of 48 years
Intangible assets:
Customer relationship	51,000	47 months
Affiliation Agreement	14,000	59 months
Goodwill	192,440
Other current liabilities	(105,424)
Deferred revenues	(89,114)
Deferred tax liabilities	(12,616)
Long-term bank borrowings	(90,000)
Unrecognized tax benefits	(7,162)
Total	325,482

The Company performed the purchase price allocation for the acquisition.  The valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

An affiliation agreement ("Affiliation Agreement") was signed between Lianhe and Guangxi Normal University in relation to the operations of Lijiang College.  Under the Affiliation Agreement, Guangxi Normal University authorizes Lijiang College to use its school name and offers certain management and operational supports for an agreed amount of fees.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market.  The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

5.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of March 31, 2010	As of December 31, 2009
	RMB	RMB

Rental deposits	358	358
Utilities deposits	208	208
Guarantee deposit for borrowings	4,000	3,000
Guarantee deposits for construction projects	2,492	2,492
Deposit for investment project	6,000	3,000
Deposit for acquiring of land use rights	10,431	5,492
Total	23,489	14,550

Rental deposits represented office rental deposits for the Company’s daily operations.

Guarantee deposit represented deposits placed with Chongqing Education Guarantee Co., Ltd. ,a long-term investment of the Company, which in turn provided guarantee in favor of the relevant bank for the Company’s bank borrowings of RMB30,000 and RMB20,000, respectively.

Deposit for investment project represented deposit for a potential investment project. The Company deposited an additional RMB3,000 in 2010 for the same project.

These deposits are classified into non-current deposits since they will not be refunded within one year.

6.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of March 31,	As of December 31,
	2010	2009
	RMB	RMB
Customer relationships
Cost	91,329	91,329
Less: Accumulated amortization	(41,237)	(33,331)

	50,092	57,998

Affiliation agreement
Cost	14,000	14,000
Less: Accumulated amortization	(1,424)	(712)

	12,576	13,288

Acquired intangible assets, net	62,668	71,286

On April 11, 2008, the Company acquired a customer relationship through the acquisition of Hai Lai Education Technology Limited. The customer relationship is being amortized using accelerated amortization method over 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

On October 5, 2009, the Company acquired another customer relationship through the acquisition of East Achieve (see Note 4).  The customer relationship is being amortized using accelerated amortization method over 47 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

For the three months ended March 31, 2010, the Company recorded amortization expense in respect of the customer relationships amounting to RMB7,906. The Company will record further amortization expenses in respect of the customer relationships of RMB20,206, RMB17,576, RMB8,793 and RMB3,517 in 2010, 2011, 2012 and 2013, respectively.

On October 5, 2009, the Company acquired an affiliation agreement through the acquisition of East Achieve (see Note 4).  The affiliation agreement is being amortized on a straight-line basis over 59 months.

For the three months ended March 31, 2010, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB712.  The Company will record amortization expenses in respect of the affiliation agreement of RMB2,135, RMB2,847, RMB2,847, RMB2,847 and RMB1,900 in 2010, 2011, 2012, 2013 and 2014, respectively.

7.	NON-CURRENT ADVANCES TO RELATED PARTY

The noncurrent advances to a related party represent money spent on assets and expenses to build up the satellite business of ChinaCast Co., Ltd. (“CCL”) over the years. Amounts advanced to the related party were RMB99,700 and RMB99,700 as at March 31, 2010 and December 31, 2009, respectively.

CCL has undertaken that when regulation allows, the ownership of ChinaCast Li Xiang Co., Ltd. (“CCLX”) and all the relevant assets attributable to the satellite business operations in the books of CCL and Beijing Branch of CCL (“CCLBJ”) will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company. Accordingly, we consider the advances are of the nature of a deemed investment.

In addition, the Company has obtained an undertaking from CCL that, at the time of such transfer, CCL will make a payment to the Company for any shortfall if the valuation of the deemed investment is lower than the outstanding amount of the advances, and therefore believes that the advances are recoverable.

For the three months ended March 31, 2009, the Company received a management service fee of RMB967. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. The management service fee was terminated with effect from January 1, 2010.

8.	BORROWINGS

In January 2010, a bank borrowing amounting to RMB58,400 was repaid by the Company as at its maturity date.

In March 2010, a bank borrowing amounting to RMB12,000 was raised. The bank borrowing carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% per annum and was secured by guarantees given by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and in favor of the relevant bank. In connection with the guarantee given by CQEG, a deposit of RMB1,000 were pledged to CQEG. RMB10,000 of the borrowing will be repayable in September 2011, the remaining RMB2,000 will be repayable in September 2012.

In March 2010, another bank borrowing amounting to RMB30,000 was raised. The bank borrowing carried interests at 5.31% per annum and will be repayable in March 2011.

During the three months ended March 31, 2010, an aggregate amount of other borrowings amounting to RMB69,000 was raised. RMB63,000 of the other borrowings carried interest at 7.2% per annum and will be repayable in 2010, of which RMB30,000 was secured by pledge of certain buildings in FTBC. The rest part of other borrowings was interest free and will be repayable in 2010.

9.	STOCK COMPENSATION PLAN

Under the 2007 Omnibus Securities and Incentive Plan (“2007 Plan”) adopted in May 2007, CEC may grant any awards to eligible participants, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

On July 11, 2007, CEC granted, under the 2007 Plan, 12,500 restricted shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75).

On January 11, 2008, CEC agree to grant, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was entitled to 100,000 restricted shares of the Company’s common stock. The fair value of these restricted shares was determined based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 restricted shares were/will be vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. On June 25, 2009, 120,000 restricted shares were issued.

On January 11, 2008, CEC agreed to grant, under the 2007 Plan, restricted shares to its three directors at no consideration. Each of the three directors was agreed to be granted 100,000 restricted shares of the Company's common stock. All of the shares of restricted stock to be granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 of the restricted shares were vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. In December 2009, Mr. Richard Xue decided not to stand for re-election to the board of directors of CEC. CEC's board of directors has decided to accelerate the date of the vesting of his final branch of 60,000 restricted shares from February 9, 2010 to the date of his resignation. On January 11, 2008, CEC granted, under the 2007 Plan, 1,200,000 share options on the Company's common stock to selected employees at no consideration. The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018. A total of 401,000, 401,000 and 398,000 share options were vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively. Upon exercise of these share options, a total of 1,200,000 common stock will be issued. As of March 31, 2010, no such restricted shares or share options have been forfeited.

A summary of the share option activity under 2007 Plan was as follows:

Weighted
Average
Exercise
	Number	Price
	of options	US$

Options outstanding at December 31, 2009	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

		Weighted
		Average
		Exercise
	Number	Price
	of options	US$
Options outstanding at March 31, 2010	1,200,000	6.30

Options exercisable at March 31, 2010	1,200,000	6.30

 A summary of the status of the Company's nonvested options as of March 31, 2010 and changes during the three months ended March 31, 2010, is presented as below:

		Weighted average	Weighted
		grant date	average
Nonvested options	Shares	fair value	exercise price
		US$	US$

Nonvested at January 1, 2010	398,000	2.67	6.30
Granted	-	-	-
Vested	(398,000)	2.67	6.30
Forfeited	-	-	-
Nonvested at March 31, 2010	-	-	-

The per share fair value of options as of January 11, 2008, the grant date was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of March 31, 2010 was US$1,584.
The weighted average remaining contractual life is 7.75 years as of March 31, 2010.
Total share-based compensation expenses amounting to RMB2,890 and RMB6,576 were recognized for the three months ended March 31, 2010 and 2009, respectively.
There was no unrecognized compensation expense related to the stock based compensation arrangements for the restricted shares and share options as of March 31, 2010.

As of March 31, 2010, no other awards have been granted under the 2007 Plan.

10.	INCOME TAXES

On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. According to transitional rules published after the new income tax law, one of the Company’s major operating subsidiaries, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), which was subject to the preferential tax rate of 15%, is now eligible to the phased-in rates: 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011, 25% in 2012 and thereafter.

Foreign Trade and Business College of Chongqing Normal University (“FTBC”)and Hai Yuen Company Limited (“Hai Yuen”) were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

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

During the three months ended March 31, 2010, the unrecognized tax benefits increased from RMB62,457 to RMB66,491.

11.	NET INCOME PER SHARE

	For the three months ended March 31,
	2010		2009
Numerator used in basic and diluted net income per share: Income from continuing operations attributable to ChinaCast Education Corporation	RMB	31,122	RMB	20,277
Loss on discontinued operations attributable to ChinaCast Education Corporation		-		(595)
Net income attributable to ChinaCast Education Corporation	RMB	31,122	RMB	19,682

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		45,968,134		35,648,251

Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restricted stock and exercises of Underwriter Warrants		344,031		—

Weighted average ordinary shares outstanding used in computing diluted net income per share		46,312,165		35,648,251

Net income per share – basic:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	0.68	RMB	0.57
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(0.02)
Net income attributable to ChinaCast Education Corporation	RMB	0.68	RMB	0.55

Net income per share – diluted:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	0.67	RMB	0.57
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(0.02)
Net income attributable to ChinaCast Education Corporation per share —diluted:	RMB	0.67	RMB	0.55

12.	SEGMENT INFORMATION

	For the three months ended March 31,
	2010	2009
	RMB	RMB
Revenues from external customers:
ELG	46,399	46,774
TUG	61,962	29,743
	108,361	76,517

Additional analysis of revenues from ELG by product or service:
Service	46,368	43,898
Equipment	31	2,876
	46,399	46,774

Additional analysis of revenues from ELG by business lines:
Post secondary education distance learning	28,054	25,829
K-12 and content delivery	16,006	16,219
Vocational training, enterprise/government training and networking services	2,339	4,726
	46,399	46,774
Income from operations:
ELG	25,440	18,240
TUG	15,974	10,337
	41,414	28,577

	As of March	As of December
	31, 2010	31, 2009
	RMB	RMB
Segment assets:
ELG	830,115	805,116
TUG	1,502,599	1,468,773

	2,332,714	2,273,889

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three months period ended March 31, 2010.

Two customers as of March 31, 2010 and three customers as of December 31, 2009 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 31.5% and 35.8% of the Company’s accounts receivable balance at March 31, 2010 and December 31, 2009, respectively.

13.	WARRANTS AND UNIT PURCHASE OPTIONS

In connection with the share offering which was consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 Underwriter Warrants with a price of US$3.15 per share. The Underwriter Warrants will be exercisable for five years from the closing date of the share offering and are classified as Equity in the accompanying consolidated financial statements. As of March 31, 2010, there were 255,000 Underwriter Warrants outstanding.

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

15.	SUBSEQUENT EVENT

On May 3, 2010 , the Company announced the signing of an agreement for an approximate RMB200,000 direct investment in the Company by Mr. Wu Shi Xin, the owner of Wintown Enterprises Limited, a holding company which, after completion of a reorganization, will own 100% of Hubei Industrial University Business College (“HIUBC”), a private, accredited university located in Wuhan, China.

The purchase of the Company’s shares by Mr. Wu is an initial step in the execution of the Company's acquisition of HIUBC, pursuant to a Memorandum of Understanding ("MOU") previously announced on March 30, 2010, for an expected total consideration of approximate RMB450,000. On receipt of the investment of approximate RMB200,000 in cash, the Company will issue to Mr. Wu's nominated companies a total of 3,735,734 million shares of restricted stock at $7.85 per share. The signing of a definitive purchase agreement and payment by the Company of approximate RMB450,000 in cash to complete the acquisition is expected to occur within the next 60 days, subject to the customary closing conditions.

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

Critical Accounting Policies

For summary of the critical accounting policies and the significant judgments and estimates made on the part of the management, see item 7 of Form 10-K for the year ended December 31, 2009 filed by the Company on March 29, 2010.

Results of Operations

For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.8RMB at March 31, 2010 for the three months ended March 31, 2010.

Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The revenue of the Company for the three months ended March 31, 2010 amounted to RMB108.4 million (US$15.9 million) representing an increase of 41.6% over the revenue of the corresponding period in 2009. The increase in revenue for the three months ended March 31, 2010 was mainly due to the acquisition of East Achieve in the fourth quarter of 2009.

Revenue of the ELG amounted to RMB46.4 million (US$6.8 million) for the three months ended March 31, 2010, as compared to revenue of RMB46.8 million of the ELG for the three months ended March 31, 2009. Service income, mainly of a recurring nature amounted to RMB46.4 million (US$6.8 million) for the three months ended March 31, 2010, compared to RMB46.8 million for the same period in 2009. Equipment sales, mainly project based, amounted to RMB0.03 million (US$0.005 million) for the three months ended March 31, 2010, against RMB2.9 million for the same period last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	March 31, 2010		March 31, 2009
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	4.1	28.1	25.8
K-12 and content delivery	2.4	16.0	16.2
Vocational training, enterprise / government training and networking	0.3	2.3	4.8
Total ELG revenue	6.8	46.4	46.8

Net revenue from post secondary education distance learning services increased from RMB25.8 million in the three months ended March 31, 2009 to RMB28.1 million (US$4.1 million) in three months ended March 31, 2010. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 141,000 at March 31, 2010 from 135,000 at March 31, 2009. The increase was due to the continuous growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 1.3% from RMB16.2 million for the three months ended March 31, 2009 to RMB16.0 million (US$2.4 million) for the three months ended March 31, 2010. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services, enterprise government training and networking services decreased from RMB4.7 million during the three months ended March 31, 2009 to RMB2.3 million (US$0.3 million) during the three months ended March 31, 2010. The decrease was mainly due to fluctuations in equipment sales, the nature of which is not recurring. Equipment sales included in the revenue of this business line amounted to RMB0.03 million (US$0.005 million) for the three months ended March 31, 2010, against RMB2.9 million during the same period last year.

The revenue of TUG increased from RMB29.7 million in the three months ended March 31, 2009 to RMB62.0 million (US$9.1 million) in the three months ended March 31, 2010. The increase was mainly due to the acquisition of East Achieve in the fourth quarter of 2009. TUG’s total student enrolment increased from approximately 11,000 as at March 31, 2009 to approximately 20,400 as at March 31, 2010. Average revenue per student for the first quarter of 2010 amounted to RMB3,000 per student as compared to RMB2,700 per student for the first quarter of 2009.

Cost of sales of the Company increased by 59.6% from RMB30.2 million during the first quarter of 2009 to RMB48.2 million (US$7.1 million) during the first quarter of 2010. The increase was mainly due to the acquisition of East Achieve, which increased the cost of sales of the TUG.

ELG’s cost of sales decreased from RMB11.6 million during the first quarter of 2009 to RMB6.7 million (US$1.0 million) during the first quarter of 2010. The decrease was mainly due to reduction in equipment sales and the termination of the payment of satellite platform usage fee to CCLBJ. ELG’s cost of materials was RMB2.8 million (US$0.4 million) during the first quarter of 2009 as compared to RMBnil for the same period in 2010. The cost of service for the ELG amounted to RMB6.7 million (US$1.0 million) for the three months ended March 31, 2010, as compared to RMB8.7 million for the same period in 2009. Satellite platform fee to CCLBJ amounted to RMB1.7 million for the first quarter of 2009 and the payment of the satellite platform fee to CCLBJ was terminated with effect from January 1, 2010.

TUG’s cost of sales amounted to RMB41.6 million (US$6.1 million) for the three months ended March 31, 2010 as compared to RMB18.6 million for the same period in 2009. The increase was due to the acquisition of East Achieve in the fourth quarter of 2009, after which there were two universities operated under TUG.

ELG’s gross profit margin increased by 10.3 percentage points, from 75.3% in the first quarter of 2009 to 85.7% in the first quarter of 2010. The increase was due to the increase in economy of scale as well as the reduction in equipment sales, which has a low margin and the termination of the satellite platform usage fee to CCLBJ. TUG’s gross profit margin was 32.9% for the first quarter of 2010 as compared to 37.3% for the same period of 2009. The decrease was mainly due to the lower margin of the newly acquired LJC, which had a higher revenue split to the parent university as compared to FTBC.

For the three months ended March 31, 2009, the Company received a management service fee of RMB1.0 million (US$0.15 million). The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. The management service fee was terminated with effect from January 1, 2010.

Selling and marketing expenses decreased from RMB1.7 million in the first quarter of 2009 to RMB0.8 million (US$0.1 million) in the first quarter of 2010. The decrease was due to the drop in share option expense from RMB0.8 million for the three months ended March 31, 2009 to RMB0.4 million (US$0.06 million) for the three months ended March 31, 2010 and the scale down of the marketing activities associated with ELG.

General and administrative expenses remained the same at RMB17.6 million (US$2.5 million) in the three months ended March 31, 2010 as compared to the same period last year. The reduction of share option expense from RMB5.7 million for the first quarter of 2009 to RMB2.5 million (US$0.4 million) for the first quarter of 2010was offset by the increase in general and administrative expenses of the East Achieve Group after its acquisition.

The Company has foreign exchange loss of RMB0.3 million (US$0.04 million) for the first quarter of 2010 compared to a gain of RMB0.2 million during the first quarter of 2009. The change was a result of the change in the RMB/US exchange rate.

Interest income increased from RMB2.3 million in the first quarter of 2009 to RMB3.0 million (US$0.4 million) in the first quarter of 2010. The increase was due to the increase in the amount of the Company’s term deposits.

Interest expense increased from RMB1.5 million in the first quarter of 2009 to RMB3.0 million (US$0.4 million) in the first quarter of 2010. Interest expense was mainly associated with the loan of the TUG to finance the construction of the campus. The increase was due to the increase in bank loan.

Overall, profit before income tax and loss in equity investments increased from RMB29.4 million in the three months ended March 31, 2009 to RMB41.4 million (US$6.1 million) in the three months ended March 31, 2010, an increase of 40.6%. The increase was mainly due the increase in revenue.

The Company recorded a loss in equity investments amounted to RMB0.03 million (US$0.04 million) in the first quarter of 2010 compared to a loss of RMB0.3 million in the first quarter of 2009.

Income taxes increased by 55.1% from RMB6.3 million in the first quarter of 2009 to RMB9.8 million (US$1.4 million) in the first quarter of 2010. The increase was due to the increase in business and a higher tax rate for the ELG.

Noncontrolling interest amounted to RMB0.4 million (US$0.06 million) for the three months ended March 31, 2010 as compared to RMB2.6 million for the three months ended March 31, 2009. On September 18, 2009, the Company acquired the 20% minority stake in Hai Lai, which resulted in a reduction of the noncontrolling interest.

Net income attributable to the Company increased by 58.1% to RMB31.1 million (US$4.6 million) in the three months ended March 31, 2010 from RMB19.7 million in the three months ended March 31, 2009.

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

Liquidity and Capital Resources

The following is a summary of the key items from the consolidated balance sheets.
			As of
	As of		December 31,
	March 31, 2010		2009
	(millions)		(millions)
	RMB	US$	RMB
Cash and cash equivalents	352.0	51.8	327.6
Term deposits	550.0	80.9	507.0
Subtotal	902.0	132.7	834.6
Accounts receivable	52.5	7.7	53.8
Inventory	1.4	0.2	1.4
Prepaid expenses and other current assets	18.6	2.7	19.2
Total current assets	981.8	144.4	919.7
Non-current advances to a related party	99.7	14.7	99.7
Total assets	2,332.7	343.0	2,273.1

Cash and cash equivalents balances increased from RMB327.6 million as at December 31, 2009, to RMB352.0 million (US$51.8 million) as at March 31, 2010. The increase was mainly due to the collection of account receivable.

There was net cash from operating activities of RMB7.2 million (US$1.1 million) for the three months ended March 31, 2010 as compared to net cash from operating activities of RMB0.04 million for the three months ended March 31, 2009. Account receivables reduced by RMB1.3 million in the first quarter of 2010 whereas account receivables increased by RMB14.3 million in the first quarter of 2009. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.

Net cash used in investment activities in the three months ended March 31, 2010 was RMB69.3 million (US$10.2 million), mainly reflecting the transfer from term deposit of RMB43.0 million (US$6.3 million). For the three months ended March 31, 2009, transfer from term deposit amounted to RMB133.7 million, which resulted in a cash outflow of RMB132.2 million for the period.

Net cash provided by financing activities in the first quarter of 2009 was RMB86.5 million (US$12.7 million). New loans were obtained to finance the expansion of the capacity of TUG.

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

Total assets at March 31, 2010 amounted to RMB2,332.7 million (US$343.0 million), an increase of 2.6%, when compared to the total assets amounting to RMB2,273.9 million at December 31, 2009. Total current assets increased by 6.8% to RMB981.8 million at March 31, 2010.

Accounts receivable decreased slightly from RMB53.8 million as at December 31, 2009 to RMB52.5 million (US$7.7 million) at March 31, 2010. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.4 million (US$0.2 million) at March 31, 2010.

Prepaid expenses and other current assets decreased from RMB19.2 million as at December 31, 2009 to RMB18.6 million (US$2.7 million). The decrease was mainly due to the changes in the deposits paid by the TUG.

The noncurrent advances to a related party represent money spent on assets and expenses to build up the satellite business of CCL over the years. CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and CCLBJ will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company. Accordingly, we consider the advances are of the nature of a deemed investment.

In addition, we have obtained an undertaking from CCL that, at the time of such transfer, CCL will make a payment to the Company for any shortfall if the valuation of the deemed investment is lower than the outstanding amount of the advances, and therefore believe that the advances are recoverable. Amounts advanced to the related party were RMB99.7 million (US$14.7 million) as at March 31, 2010. As at December 31, 2009, the amount advanced was RMB99.7 million.

As at March 31, 2010, the Company had total bank loans of RMB222.0 million (US$32.6 million). RMB76.0 million of the bank loans are expiring within one year were secured by pledge of certain land use rights and buildings, the entitlement to accommodation income of the student apartments and guarantees given by certain individuals. The rest RMB146.0 million of bank loan is expiring over one year which was secured by the guarantees provided by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to tuition fee of FTBC and a deposit of RMB3 million paid to CQEG were used as securities.

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

     Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on March 31, 2010, the exchange rate between the RMB and the U.S. dollar was RMB6.8 to US$1.

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

     We recognized a foreign exchange loss of approximately RMB0.3 million (US$0.04 million) for the three months ended March 31, 2010, respectively. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months ended March 31, 2010, we recorded an interest income of RMB3.0 million (US$0.4 million). Any significant changes in interest rate might have an adverse effect on this interest income.

     We have short-term and long-term debt amounting to RMB222.0 million (US$32.6 million) as at March 31, 2010. Interest paid in the three months ended March 31, 2010 was RMB3.0 million (US$0.4 million). Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2009 Annual Report on Form 10-K.

Inflation

     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were effective.

     There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not currently a party to any pending material legal proceeding.

Item 1A. Risk Factors.

     There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 29, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

Item 4. (Removed and Reserved).

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

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: May 10, 2010	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.