Form 10-Q
period 2010-06-30
CHINACAST EDUCATION CORP
filed 2010-08-09
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

(Former name, former address and former fiscal year, if changed since last report)

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

     There were 49,778,952 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of August 6, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (In thousands, except share-related data)

			As of
	As of June 30,		December 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets
Current assets:
Cash and cash equivalents	76,034	517,034	327,628
Term deposits	80,882	550,000	507,000
Accounts receivable	7,050	47,942	53,828
Inventory	212	1,440	1,386
Prepaid expenses and other current assets	3,127	21,263	19,212
Amounts due from related parties	506	3,438	6,388
Deferred tax assets	59	404	1,010
Current portion of prepaid lease payments for land use rights	477	3,246	3,246
Total current assets	168,347	1,144,767	919,698
Non-current deposits	1,929	13,115	14,550
Property and equipment, net	75,821	515,579	516,938
Prepaid lease payments for land use rights - non-current	21,058	143,191	144,818
Acquired intangible assets, net	7,949	54,051	71,286
Long-term investments	447	3,041	3,101
Non-current advances to related party	14,659	99,682	99,727
Goodwill	74,081	503,753	503,771
Total assets	364,291	2,477,179	2,273,889

			As of
	As of June 30,		December 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Liabilities and equity
Current liabilities:
Accounts payable (including accounts payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB718 and RMB719 as of June 30, 2010 and December 31, 2009, respectively)	2,926	19,898	16,061
Accrued expenses and other current liabilities (including accrued expenses and other liabilities of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB16,553 and RMB16,740 as of June 30, 2010 and December 31, 2009, respectively)	28,363	192,868	215,631
Deferred revenues	5,927	40,302	156,645
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB3,560 and RMB2,293 as of June 30, 2010 and December 31, 2009, respectively)	12,022	81,753	68,731
Current portion of long-term bank borrowings	9,706	66,000	104,400
Current portion of capital lease obligation	188	1,279	1,323
Other borrowings	2,206	15,000	200
Total current liabilities	61,338	417,100	562,991
Non-current liabilities:
Long-term bank borrowings	25,588	174,000	134,000
Deferred tax liabilities – non-current	4,157	28,270	30,923
Unrecognized tax benefits – non-current (including unrecognized tax benefits of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB5,526 and RMB5,257 as of June 30, 2010 and December 31, 2009, respectively)	10,372	70,527	62,457
Total non-current liabilities	40,117	272,797	227,380

Total liabilities	101,455	689,897	790,371
Commitments and contingencies (Note 15)
Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 49,778,952 and 45,170,698 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	5	36	33
Additional paid-in capital	224,741	1,528,238	1,290,651
Statutory reserve	5,756	39,139	39,139
Accumulated other comprehensive loss	(647)	(4,399)	(6,055)
Retained earnings	29,453	200,281	136,583

Total ChinaCast Education Corporation shareholders’ equity	259,308	1,763,295	1,460,351
Noncontrolling interest	3,528	23,987	23,167

Total equity	262,836	1,787,282	1,483,518

Total liabilities and equity	364,291	2,477,179	2,273,889

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
 (In thousands, except share-related data)

	For the three months ended June 30,			For the six months ended June 30
	2010	2010	2009	2010	2010	2009
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Revenues:
Service	16,270	110,645	74,461	32,202	218,975	148,102
Equipment	-	-	1,293	5	31	4,169

	16,270	110,645	75,754	32,207	219,006	152,271

Cost of revenues:
Service	(7,667)	(52,136)	(27,644)	(14,759)	(100,355)	(55,011)
Equipment	-	-	(1,288)	-	-	(4,126)

	(7,667)	(52,136)	(28,932)	(14,759)	(100,355)	(59,137)

Gross profit	8,603	58,509	46,822	17,448	118,651	93,134

Operating (expenses) income:

Selling and marketing expenses (including share-based compensation of RMB nil and RMB266 for the three months ended June 30 for 2010 and 2009, respectively, share-based compensation of RMB410 and RMB1,106 for the six months ended June 30 for 2010 and 2009, respectively)	(74)	(503)	(793)	(192)	(1,308)	(2,543)
General and administrative expenses (including share-based compensation of RMB1,712 and RMB2,868 for the three months ended June 30 for 2010 and 2009, respectively, share-based compensation of RMB4,192 and RMB8,606 for the six months ended June 30 for 2010 and 2009, respectively)	(2,195)	(14,925)	(13,013)	(4,787)	(32,552)	(30,639)

Foreign exchange gain (loss)	(37)	(250)	(53)	(81)	(553)	116
Management service fee	-	-	2,329	-	-	3,296
Other operating income	30	207	2	31	214	507

Total operating expenses, net	(2,276)	(15,471)	(11,528)	(5,029)	(34,199)	(29,263)

	For the three months ended June 30,			For the six months ended June 30,
	2010	2010	2009	2010	2010	2009
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Income from operations	6,327	43,038	35,294	12,419	84,452	63,871
Interest income	521	3,534	2,476	954	6,488	4,788
Interest expense	(529)	(3,594)	(1,717)	(965)	(6,565)	(3,170)
Income before provision for income taxes and earnings in equity method investments	6,319	42,978	36,053	12,408	84,375	65,489
Provision for income taxes	(1,461)	(9,938)	(7,146)	(2,904)	(19,749)	(13,471)
Net income before earnings in equity investments	4,858	33,040	28,907	9,504	64,626	52,018
Loss in equity investments	(4)	(30)	(311)	(9)	(60)	(577)
Income from continuing operation, net of tax	4,854	33,010	28,596	9,495	64,566	51,441
Discontinued operations
Loss from discontinued operations, net of taxes of RMB nil for the three months and six months ended June 30 for 2010 and 2009:	-	-	(449)	-	-	(1,053)
Net income	4,854	33,010	28,147	9,495	64,566	50,388
Less: Net income attributable to noncontrolling interest	(64)	(434)	(2,350)	(128)	(868)	(4,909)
Net income attributable to ChinaCast Education Corporation	4,790	32,576	25,797	9,367	63,698	45,479
Net income	4,854	33,010	28,147	9,495	64,566	50,388
Foreign currency translation adjustments	212	1,442	62	244	1,656	(740)
Comprehensive income	5,066	34,452	28,209	9,738	66,222	49,648
Comprehensive income attributable to noncontrolling interest	(63)	(448)	(2,352)	(127)	(868)	(4,905)
Comprehensive income attributable to ChinaCast Education Corporation	5,003	34,004	25,857	9,612	65,354	44,743

Net income per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	0.10	0.69	0.72	0.20	1.37	1.28

Diluted	0.10	0.69	0.72	0.20	1.36	1.27

Weighted average shares used in computation:
Basic	47,250,261	47,250,261	35,656,163	46,606,070	46,606,070	35,652,229

Diluted	47,454,800	47,454,800	35,802,327	46,880,355	46,880,355	35,725,311

Amount attributable to ChinaCast Education Corporation:
Income from continuing operation, net of tax	4,790	32,576	26,246	9,367	63,698	46,532
Discontinued operations, net of tax	-	-	(449)	-	-	(1,053)
Net income attributable to ChinaCast Education Corporation	4,790	32,576	25,797	9,367	63,698	45,479

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
 (In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount		capital		reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2010	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518
Issuance of shares of common stock	4,428,254		3		232,987		—		—		—		—		232,990
Share-based compensation	—		—		4,600		—		—		—		—		4,600
Issuance of vested shares	180,000		—		—		—		—		—		—		—
Net income	—		—		—		—		63,698		—		868		64,566
Foreign currency translation adjustments	—		—		—		—		—		1,656		(48)		1,608

Balance at June 30, 2010	49,778,952		36		1,528,238		39,139		200,281		(4,399)		23,987		1,787,282

		US$	5	US$	224,741	US$	5,756	US$	29,453	US$	(647)	US$	3,528	US$	262,836

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount		capital		reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2009	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139
Issuance of common stock	120,000		—		—		—		—		—		—		—
Share-based compensation	—		—		9,712		—		—		—		—		9,712
Net income	—		—		—		—		45,479		—		4,909		50,388
Foreign currency translation adjustments	—		—		—		—		—		(736)		(4)		(740)

Balance at June 30, 2009	35,768,251		27		958,064		28,117		101,005		(6,198)		49,484		1,130,499

		US$	4	US$	140,892	US$	4,134	US$	14,854	US$	(911)	US$	7,277	US$	166,250

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
	For the six months ended June 30,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	9,495	64,566	50,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,118	21,204	11,704
Amortization of acquired intangible assets	2,535	17,235	8,181
Amortization of land use rights	239	1,627	1,308
Share-based compensation	676	4,600	9,712
Loss on disposal of property, plant and equipment	-	1	3
Loss in equity investments	9	60	577
Changes in assets and liabilities:
Accounts receivable	842	5,722	(13,824)
Inventory	(8)	(54)	10
Prepaid expenses and other current assets	(302)	(2,054)	1,410
Non-current deposits	652	4,434	(364)
Amounts due from related parties	434	2,950	600
Accounts payable	566	3,852	2,308
Accrued expenses and other current liabilities	(280)	(1,903)	6,256
Deferred revenues	(17,109)	(116,343)	(61,280)
Amount due to related party	-	-	(27)
Income taxes payable	1,915	13,022	9,145
Deferred tax assets	89	606	-
Deferred tax liabilities	(390)	(2,653)	(1,252)
Unrecognized tax benefits	1,187	8,070	3,764
Net cash provided by operating activities	3,668	24,942	28,619
Cash flows from investing activities:
Advance to related party	-	-	(20,000)
Repayment from advance to related party	7	45	29,392
Purchase of property and equipment	(5,743)	(39,051)	(25,142)
Term deposits	(6,324)	(43,000)	(137,700)
Deposits for investments	(441)	(3,000)	-
Net cash used in investing activities	(12,501)	(85,006)	(153,450)

	For the six months ended June 30,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from financing activities:
Other borrowings raised	12,059	82,000	10,350
Other borrowings raised from related party	-	-	500
Repayment of other borrowings	(9,882)	(67,200)	(517)
Bank borrowings raised	11,764	80,000	30,000
Bank borrowings repaid	(11,530)	(78,400)	(3,000)
Repayment of capital lease obligation	(6)	(44)	20
Proceeds from issuance of shares, net of issuance costs	34,263	232,990	-
Net cash provided by financing activities	36,668	249,346	37,353
Effect of foreign exchange rate changes	18	124	(1)
Net increase(decrease) in cash and cash equivalents	27,853	189,406	(87,479)
Cash and cash equivalents at beginning of the period	48,181	327,628	220,131

Cash and cash equivalents at end of the period	76,034	517,034	132,652

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share-related data)

1.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of ChinaCast Education Corporation (“CEC”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete annual financial statements and should be read in conjunction with the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and variable interest entity (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

PRC regulations prohibit direct foreign ownership of business entities providing value-added telecommunications services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, CEC engages in such businesses through its variable interest entity (“VIE”), ChinaCast Li Xiang Co. Ltd. (“CCLX”).

ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”) entered into Technical Services Agreement (“TSA”) with the VIE and its shareholders, where CCT Shanghai agrees to provide a broad array of technical, consulting and administrative services and ancillary equipments to the VIE in exchange for a fee that constitutes substantially all of the VIE’s revenues. CCLX’s shareholders also pledged all of their rights and obligations to CCT Shanghai, including ownership rights and rights to declare dividends and other distributions. CCT Shanghai agreed to extend financial support to CCLX via cash advances if it deems necessary. Because CCT Shanghai absorbs the majority of the economic rewards of the VIE through dividends and nominal equity holders do not absorb the expected losses because they provided no equity investment with funds borrowed from CCT Shanghai, the Company is the primary beneficiary of the VIE. CEC consolidated the VIE from their inception.

The following unaudited financial statement amounts and balances of the VIE was included in the accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2010:
			As of
	As of June 30,		December 31,
	2010	2010	2009
	US$	RMB	RMB
Current assets	5,863	39,870	45,388
Non-current assets	658	4,476	5,374
Total assets	6,521	44,346	50,762
Current liabilities	3,063	20,831	19,752
Non-current liabilities	813	5,526	5,257
Total liabilities	3,876	26,357	25,009

	For the three months ended June 30,			For the six months ended June 30,
	2010	2010	2009	2010	2010	2009
	US$	RMB	RMB	US$	RMB	RMB
Revenues	4,655	31,654	30,107	9,124	62,046	58,417
Net income (loss)	4	30	(506)	9	60	(813)

Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been using the same accounting policies used in the preparation of the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the additional accounting policies adopted as stated in (1) of Note 2.

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.8 to US$1 was applied as of June 30, 2010. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

The Share Exchange Transaction

On December 22, 2006, Great Wall Acquisition Corporation (“Great Wall”) consummated the voluntary conditional offer (the “Offer”) made in Singapore to acquire all of the outstanding ordinary shares of ChinaCast Communication Holdings Limited (“CCH”). Pursuant to the terms of the Offer, CCH shareholders had the option to receive either shares of CEC or a cash payment for each CCH share tendered. On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%. Since Great Wall was not an operating company and the shareholders of CCH control the combined company after the above transaction consummated on December 22, 2006 (the “Share Exchange Transaction”), the Share Exchange Transaction was accounted for as a recapitalization in which CCH was the accounting acquirer. The cash consideration paid as part of the Offer was accounted for as a capital distribution. The remaining outstanding ordinary shares of CCH not acquired by Great Wall were reported as minority interest.

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

2.        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(1)         Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued an authoritative pronouncement to amend the accounting rules for variable interest entities. The amendments effectively replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. The new guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, and all interim and annual periods thereafter.  During the quarter ended June 30, 2010, there were no significant changes in previously adopted accounting policies or their application, except for the adoption of FAS 167, (ASC 810-10-45-25), under which the reporting entity needs to present separately on the face of the condensed consolidated balance sheets the liabilities of a consolidated variable interest entity for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result, the Company presents the additional disclosures on the face of the unaudited condensed financial statements as of June 30, 2010 and December 31, 2009.

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

In April 2010, the FASB issued authoritative guidance on milestone method of revenue recognition. The scope of this consensus is limited to arrangements that include milestones relating to research or development deliverables. The guidance specifies guidance that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance applies to milestones in arrangements within the scope of this consensus regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In April 2010, the FASB issued authoritative guidance on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The guidance will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The Company is in the process of evaluating the effect of adoption of this pronouncement.

In July 2010, the FASB issued an authoritative pronouncement on disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is in the process of evaluating the effect of adoption of this pronouncement.

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

Summarized operating results from the discontinued operations included in the Company's condensed consolidated statements of operations were as follows for the three months and six months ended June 30, 2009 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	RMB	RMB	RMB	RMB

Revenues	323	-	744	-
Loss before provision of income taxes from discontinued operations	(449)	-	(1,053)	-
Provision for income taxes	-	-	-	-
Noncontrolling interest in discontinued operations	7	-	16	-
Loss from discontinued operations attributable to ChinaCast Education Corporation, net of tax	(442)	-	(1,037)	-
Net loss on discontinued operations attributable to ChinaCast Education Corporation per share – basic	(0.01)	-	(0.02)	-
Net loss on discontinued operations attributable to ChinaCast Education Corporation per share – diluted	(0.01)	-	(0.02)	-

All notes to the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

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

For the academic year of 2009 (i.e. from September 1, 2009 to August 31, 2010), if the net profit as determined under the relevant sale and purchase agreement of the Lijiang College is less than RMB55,000, CCH is entitled to deduct an amount equal to 6.6 times of the difference between the net profit and RMB55,000 from the remaining amount of consideration.

The contingent consideration was recorded as a liability at fair value of RMB30,482 and the change of its fair value was recorded in earnings at each reporting date.  As a result, the expected total consideration was RMB325,482 as of the date of acquisition. There was no change in the fair value of the remaining consideration up to June 30, 2010.

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

Pro forma

The following supplemental unaudited pro forma results of operations for the year ended December 31, 2009 presented the acquisition as if it had occurred on January 1, 2009.  The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets, which the Company believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future:

For the year
ended December 31,
2009
RMB
(unaudited)

Revenues	427,484
Net income attributable to
ChinaCast Education Corporation	91,401
Net income attributable to ChinaCast Education
Corporation per share - basic	2.47
Net income attributable to ChinaCast Education
Corporation per share - diluted	2.46

5.       NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of June 30, 2010	As of December 31, 2009
	RMB	RMB

Rental deposits	415	358
Utilities deposits	208	208
Guarantee deposit for borrowings	4,000	3,000
Guarantee deposits for construction projects	2,492	2,492
Deposit for investment project	6,000	3,000
Deposit for acquiring of land use rights	-	5,492
Total	13,115	14,550

Rental deposits represented office rental deposits for the Company’s daily operations.

Guarantee deposit represented deposits placed with Chongqing Education Guarantee Co., Ltd.,a long-term investment of the Company, which in turn provided guarantee in favor of the relevant bank for the Company’s bank borrowings of RMB30,000 and RMB20,000, respectively.

Deposit for investment project represented deposit for a potential investment project. The Company deposited an additional RMB3,000 during the six months ended June 30, 2010 for the same project.

These deposits are classified into non-current deposits since they will not be refunded within one year.

6.        ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of June 30,	As of December 31,
	2010	2009
	RMB	RMB
Customer relationships
Cost	91,329	91,329
Less: Accumulated amortization	(49,142)	(33,331)

	42,187	57,998

Affiliation agreement
Cost	14,000	14,000
Less: Accumulated amortization	(2,136)	(712)

	11,864	13,288

Acquired intangible assets, net	54,051	71,286

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

For the three months and six months ended June 30, 2010, the Company recorded amortization expense in respect of the customer relationships amounting to RMB7,906 and RMB15,812, respectively. The Company will record further amortization expenses in respect of the customer relationships of RMB12,300, RMB17,576, RMB8,793 and RMB3,517 for the six months ended December 31, 2010 and year 2011, 2012 and 2013, respectively.

On October 5, 2009, the Company acquired an affiliation agreement through the acquisition of East Achieve (see Note 4).  The affiliation agreement is being amortized on a straight-line basis over 59 months.

For the three months and six months ended June 30, 2010, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB712 and RMB1,423, respectively.  The Company will record amortization expenses in respect of the affiliation agreement of RMB1,423, RMB2,847, RMB2,847, RMB2,847 and RMB1,900 for the six months ended December 31, 2010 and year 2011, 2012, 2013 and 2014, respectively.

7.        NON-CURRENT ADVANCES TO RELATED PARTY

The noncurrent advances to a related party represent money spent on assets and expenses to build up the satellite business of ChinaCast Co., Ltd. ( “ CCL ” ) over the years. Amounts advanced to the related party were RMB99,682 and RMB99,727 as at June 30, 2010 and December 31, 2009, respectively.

CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and Beijing Branch of CCL ( “ CCLBJ ” ) will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company. Accordingly, we consider the advances are of the nature of a deemed investment.

In addition, the Company has obtained an undertaking from CCL that, at the time of such transfer, CCL will make a payment to the Company for any shortfall if the valuation of the deemed investment is lower than the outstanding amount of the advances, and therefore believes that the advances are recoverable.

For the three months and six months ended June 30, 2009, the Company received a management service fee of RMB2,329 and RMB3,296, respectively. The management service fee was terminated with effect from January 1, 2010.

8.       BORROWINGS

The Company repaid the bank borrowing amounting to RMB58,400 and RMB20,000, respectively, in January and June 2010 as at their maturity date.

In March and April 2010, a bank borrowing amounting to RMB12,000 and RMB8,000 was raised by Foreign Trade and Business College of Chongqing Normal University (“FTBC”). The bank borrowing carried interests at the benchmark interest rate announced by the People’s Bank of China plus 10% per annum and was secured by guarantees given by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and in favor of the relevant bank. In connection with the guarantee given by CQEG, a deposit of RMB1,000 were pledged to CQEG. RMB10,000 of the borrowing will be repayable in September 2011, the remaining RMB2,000 will be repayable in September 2012.

In March 2010, a bank borrowing amounting to RMB30,000 was raised by Lijiang College. The bank borrowing carried interests at 5.31% per annum and will be repayable in March 2011.

In May 2010, a bank borrowing amounting to RMB30,000 was raised by FTBC. The bank borrowing carried interests at 9.5% per annum and was secured by guarantees given by Chongqing Yutai Guarantee Co., Ltd. (“CQYT”) and in favor of the relevant bank. In connection with the guarantee given by CQYT, certain buildings of RMB45,000 are pledged to CQYT as counter-guarantee objective, and Hai Lai and three employees of the Company are jointly liable to CQYT. RMB10,000 of the borrowing will be repayable in October 2010, and remaining RMB20,000 will be repayable in September 2011.

During the six months ended June 30, 2010, an aggregate amount of other borrowings amounting to RMB88,000 was raised. RMB15,000 of other borrowings carried interest at 7.2% per annum and will be repayable in 2010. Other borrowings amounting to RMB73,000 were repaid by the Company as at its maturity date.

9.    SHARE OFFERINGS

On April 29, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Wu Shi Xin, the sole stockholder of Wintown Enterprises Limited, a British Virgin Islands company (“Wintown”), pursuant to which Mr. Wu agreed to purchase 3,735,734 shares of the Company’s common stock (the “Shares”) for a purchase price of US$7.85 per share, or an aggregate purchase price of US$29.3 million. Wintown is the holding company for Hubei Industrial University Business College (“HIUBC”), a private, accredited university in Wuhan, China.

Pursuant to the Stock Purchase Agreement, the Company granted Mr. Wu a one time demand registration right with respect to the Shares, exercisable at any time on or after October 1, 2010. The purchase of the Shares by Mr. Wu is an initial step in the Company’s acquisition of HIUBC pursuant to a Memorandum of Understanding previously announced on March 30, 2010 for an expected total consideration of US$66.0 million in common stock and/or cash.

The Company consummated the sale of the Shares to Mr. Wu on June 02, 2010.

10.       STOCK COMPENSATION PLAN

Under the 2007 Omnibus Securities and Incentive Plan (“2007 Plan”) adopted in May 2007, CEC may grant any awards to eligible participants, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

Nonvested shares

On July 11, 2007, CEC granted, under the 2007 Plan, 12,500 restricted shares to its employees at no consideration. The per share fair value of ordinary shares as of the grant date was US$5.65 (RMB42.75).

On January 11, 2008, CEC agreed to grant, under the 2007 Plan, restricted shares to its three independent directors at no consideration. Each of the three directors was agreed to be granted 100,000 restricted shares of the Company's common stock. All of the shares of restricted stock to be granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 of the restricted shares were vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. In December 2009, Mr. Richard Xue decided not to stand for re-election to the board of directors of CEC. CEC's board of directors has decided to accelerate the date of the vesting of his final branch of 60,000 restricted shares from February 9, 2010 to the date of his resignation.

On June 22, 2010, CEC granted, under the 2007 Plan, 396,678 restricted shares to six employees at no consideration. All of the shares of restricted stock to the employees were granted at fair market value based on the closing price of June 22, 2010 of US$6.07 (RMB41.26). 33,062 of the restricted shares were vested on the date of granting. 33,056 of the restricted shares  vested on July 31, 2010 and an equal number of restricted shares shall be vested at the end of every three months thereafter until January 31, 2013.

	Number of shares	Fair values of shares	Intrinsic value
		US$	US$
Nonvested share unvested at January 1, 2010	120,000	6.25	750
Granted	396,678	6.07	2,408
Vested	(153,062)	6.21	(951)
Fortified	-	-	-
Nonvested share unvested at June 30, 2010	363,616	6.07	2,207

Share options

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

A summary of the share option activity under 2007 Plan was as follows:

Weighted
average
	Number	exercise
	of options	price
US$
Options outstanding at December 31, 2009	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

		Weighted
		average
	Number	exercise
	of options	price
		US$
Options outstanding at June 30, 2010	1,200,000	6.30
Options exercisable at December 31, 2009	802,000	6.30
Options exercisable at June 30, 2010	1,200,000	6.30

 A summary of the status of the Company's nonvested share options as of June 30, 2010 and changes during the six months ended June 30, 2010, is presented as below:

		Weighted average	Weighted
		grant date	average
Nonvested share options	Shares	fair value	exercise price
		US$	US$

Nonvested at January 1, 2010	398,000	2.67	6.30
Granted	-	-	-
Vested	(398,000)	2.67	6.30
Forfeited	-	-	-
Nonvested at June 30, 2010	-	-	-

The per share fair value of share options as of January 11, 2008, the grant date was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of June 30, 2010 was US$ nil.
The weighted average remaining contractual life is 7.5 years as of June 30, 2010.
Total share-based compensation expenses amounting to RMB1,712 and RMB3,134 were recognized for the three months ended June 30, 2010 and 2009, respectively. Total share-based compensation expenses amounting to RMB4,600 and RMB9,712 were recognized for the six months ended June 30, 2010 and 2009, respectively.
There was RMB14,627 of unrecognized compensation expense related to the stock based compensation arrangements for the restricted shares and share options as of June 30, 2010.

As of June 30, 2010, no such restricted shares or share options have been forfeited and no other awards have been granted under the 2007 Plan.

11.	INCOME TAXES

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

FTBC and Hai Yuen Company Limited (“Hai Yuen”) were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

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

During the six months ended June 30, 2010, the unrecognized tax benefits increased from RMB62,457 to RMB70,527.

12.	NET INCOME PER SHARE

	For the three months ended June 30,				For the six months ended June 30,
	2010		2009		2010		2009
Numerator used in basic and diluted net income per share:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	32,576	RMB	26,239	RMB	63,698	RMB	46,516
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(442)		-	RMB	(1,037)
Net income attributable to ChinaCast Education Corporation	RMB	32,576	RMB	25,797	RMB	63,968	RMB	45,479

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		47,250,261		35,656,163		46,606,070		35,652,229

Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restricted shares and exercises of Underwriter Warrants		204,539		146,164		274,285		73,082

Weighted average ordinary shares outstanding used in computing diluted net income per share		47,454,800		35,802,327		46,880,355		35,725,311

Net income per share – basic:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	0.69	RMB	0.73	RMB	1.37	RMB	1.30
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(0.01)		-	RMB	(0.02)
Net income attributable to ChinaCast Education Corporation	RMB	0.69	RMB	0.72	RMB	1.37	RMB	1.28

Net income per share – diluted:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	0.69	RMB	0.73	RMB	1.36	RMB	1.29
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(0.01)		-	RMB	(0.02)
Net income attributable to ChinaCast Education Corporation	RMB	0.69	RMB	0.72	RMB	1.36	RMB	1.27

13.	SEGMENT INFORMATION

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	RMB	RMB	RMB	RMB

Revenues from external customers:
ELG	47,621	47,111	94,020	93,884
TUG	63,024	28,643	124,986	58,387

	110,645	75,754	219,006	152,271

Additional analysis of revenues from ELG by product or service:
Service	47,621	45,818	93,989	89,715
Equipment	-	1,293	31	4,169

	47,621	47,111	94,020	93,884

Additional analysis of revenues from ELG by business lines:
Post secondary education distance learning	28,412	26,622	56,465	52,451
K-12 and content delivery	15,974	16,044	31,981	32,263
Vocational training, enterprise/government training and networking services	3,235	4,445	5,574	9,170

	47,621	47,111	94,020	93,884

Income from operations:
ELG	27,395	26,417	52,835	44,656
TUG	15,643	8,877	31,617	19,215

	43,038	35,294	84,452	63,871

	As of June	As of December
	30, 2010	31, 2009
	RMB	RMB
Segment assets:
ELG	1,070,221	805,116
TUG	1,406,958	1,468,773

	2,477,179	2,273,889

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three months and six months ended June 30, 2010.

Two customers as of June 30, 2010 and three customers as of December 31, 2009 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 26.2% and 35.8% of the Company’s accounts receivable balances at June 30, 2010 and December 31, 2009, respectively.

14.	WARRANTS AND UNIT PURCHASE OPTIONS

In connection with the share offering which was consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 Underwriter Warrants with a price of US$3.15 per share. The Underwriter Warrants will be exercisable for five years from the closing date of the share offering and are classified as Equity in the accompanying consolidated financial statements. As of June 30, 2010, there were 255,000 Underwriter Warrants outstanding.

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

c)	On October 5, 2009, CCH, the Company's subsidiary in Bermuda, consummated the acquisition of the entire interest in East Achieve from the former sole owner of East Achieve. East Achieve holds the entire interest in Xijui. Xijiu holds the entire interest in which in Lianhe turns holds the entire interest in Lijiang College. Lijiang College is a private college affiliated with Guangxi Normal University. The total consideration for the acquisition is up to RMB365,000, of which RMB295,000 was paid during 2009. The remaining amount of the consideration is to be calculated as following statement. For the academic year of 2009 (i.e. from September 1, 2009 to August 31, 2010), if the net profit as determined under the relevant sale and purchase agreement of the Lijiang College is less than RMB55,000, CCH is entitled to deduct an amount equal to 6.6 times of the difference between the net profit and RMB55,000 from the remaining amount of consideration. The contingent consideration was recorded as a liability at fair value of RMB30,482 and the change of its fair value was recorded in earnings at each reporting date. As a result, the expected total consideration was RMB325,482 as of the date of acquisition. There was no change in the fair value of the remaining consideration up to June 30, 2010.

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

Results of Operations

For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entity in this section, the consolidated group is referred to as the “Company”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. The US dollar figures presented below were based on the historical exchange rate of US$1 = RMB6.8 at June 30, 2010 for the three months and six months ended June 30, 2010.

Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The revenue of the Company for the three months and six months ended June 30, 2010 amounted to RMB110.6 million (US$16.3 million) and RMB219.0 million (US$32.2 million) respectively, representing an increase of 46.1% and 43.8% over the revenue of the corresponding periods in 2009. The increase in revenue was mainly due to the acquisition of East Achieve in the fourth quarter of 2009.

Revenue of the ELG amounted to RMB47.6 million (US$7.0 million) and RMB94.0 million (US$13.8 million) for the three months and six months ended June 30, 2010 respectively, as compared to revenue of RMB47.1 million and RMB93.9 million of the ELG for the three months and six months ended June 30, 2009 respectively. Service income, mainly of a recurring nature amounted to RMB47.6 million (US$7.0 million) and RMB94.0 million (US$13.8 million) for the three months and six months ended June 30, 2010, compared to RMB45.8 million and RMB89.7 million for the corresponding periods in 2009. Equipment sales, mainly project based, amounted to RMB nil (US$ nil) and RMB0.03 million (US$0.005 million) for the three months and six months ended June 30, 2010, against RMB1.3 million and RMB4.2 million for the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	June 30, 2010		June 30, 2009
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	4.2	28.4	26.6
K-12 and content delivery	2.3	16.0	16.0
Vocational training, enterprise / government training and networking	0.5	3.2	4.5
Total ELG revenue	7.0	47.6	47.1

	Six Months ended
	June 30, 2010		June 30, 2009
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	8.3	56.5	52.5
K-12 and content delivery	4.7	32.0	32.2
Vocational training, enterprise / government training and networking	0.8	5.5	9.2
Total ELG revenue	13.8	94.0	93.9

Net revenue from post secondary education distance learning services increased from RMB52.5 million in the six months ended June 30, 2009 to RMB56.5 million (US$8.3 million) in six months ended June 30, 2010. Net revenue from post secondary education distance learning services increased from RMB26.6 million in the three months ended June 30, 2009 to RMB28.4 million (US$4.1 million) in three months ended June 30, 2010. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 141,000 at June 30, 2010 from 135,000 at June 30, 2009. The increase was due to the growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 0.6% from RMB32.2 million for the six months ended June 30, 2009 to RMB32.0 million (US$4.7 million) for the six months ended June 30, 2010. The revenue from the K-12 and content delivery business remained the same at RMB16.0 million (US$2.4 million) for the three months ended June 30, 2010 and for the three months ended June 30, 2009. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services, enterprise government training and networking services decreased from RMB9.2 million during the six months ended June 30, 2009 to RMB5.5 million (US$0.8 million) during the six months ended June 30, 2010. Net revenue from vocational and career training services, enterprise government training and networking services decreased from RMB4.5 million during the three months ended June 30, 2009 to RMB3.2 million (US$0.5 million) during the three months ended June 30, 2010. The decrease was mainly due to fluctuations in equipment sales, the nature of which is not recurring. Equipment sales included in the revenue of this business line amounted to RMBnil (US$nil) and RMB0.03 million (US$0.005 million)for the three months and six months ended June 30, 2010, against RMB1.3 million and RMB4.2 million and RMB million during the same periods last year.

The revenue of TUG increased from RMB28.6 million and RMB58.4 million in the three months and six months ended June 30, 2009 respectively to RMB63.0 million (US$9.3 million) and RMB125.0 million (US$18.4 million) in the three months and six months ended June 30, 2010. The increase was mainly due to the acquisition of East Achieve in the fourth quarter of 2009. TUG’s total student enrolment increased from approximately 11,000 as at June 30, 2009 to approximately 20,400 as at June 30, 2010. Average revenue per student for 2010 amounted to RMB3,100 per student per quarter as compared to RMB2,700 per student per quarter for 2009.

Cost of sales of the Company increased by 69.7% from RMB59.1 million during the first half of 2009 to RMB100.4 million (US$14.8 million) during the first half of 2010. Cost of sales of the Company increased by 80.2% from RMB28.9 million during the second quarter of 2009 to RMB52.1 million (US$7.7 million) during the second quarter of 2010. The increase was mainly due to the acquisition of East Achieve, which increased the cost of sales of the TUG.

ELG’s cost of sales decreased from RMB21.5 million during the first half of 2009 to RMB13.2 million (US$1.9 million) during the first half of 2010. ELG’s cost of sales decreased from RMB9.9 million during the second quarter of 2009 to RMB6.6 million (US$1.0 million) during the second quarter of 2010. The decrease was mainly due to reduction in equipment sales and the termination of the payment of satellite platform usage fee to CCLBJ. There was no cost of materials for ELG for the first half of 2010 whereas ELG’s cost of materials was RMB1.3 million and RMB4.1 million for the three months and six months ended June 30, 2009. The cost of service for the ELG amounted to RMB6.6 million (US$1.0 million) and RMB13.2 million (US$1.9 million) for the three months and six months ended June 30, 2010, as compared to RMB8.6 million and RMB17.4 million for the same periods in 2009. Satellite platform fee to CCLBJ amounted to RMB1.7 million and RMB3.4 million for the second quarter and the first half of 2009 quarter respectively and the payment of the satellite platform fee to CCLBJ was terminated with effect from January 1, 2010.

TUG’s cost of sales amounted to RMB45.6 million (US$6.7 million) and RMB87.1 million (US$12.8 million) for the three months and six months ended June 30, 2010 as compared to RMB19.0 million and RMB37.7 million for the same periods in 2009. The increase was due to the acquisition of East Achieve in the fourth quarter of 2009, after which there were two universities operated under TUG.

ELG’s gross profit margin increased by 8.2 percentage points, from 78.0% in the second quarter of 2009 to 86.2% in the second quarter of 2010. The increase was due to the increase in economy of scale as well as the reduction in equipment sales, which has a low margin and the termination of the satellite platform usage fee to CCLBJ. TUG’s gross profit margin was 27.7% for the second quarter of 2010 as compared to 33.6% for the same period of 2009. The decrease was mainly due to the lower margin of the newly acquired LJC, which had a higher revenue split to the parent university as compared to FTBC.

For the three months and six months ended June 30, 2009, the Company received a management service fee of RMB2.3 million and RMB3.3 million. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. The management service fee was terminated with effect from January 1, 2010.

Selling and marketing expenses decreased from RMB2.5 million in the first half of 2009 to RMB1.3 million (US$0.2 million) in the first half of 2010. Selling and marketing expenses decreased from RMB0.8 million in the second quarter of 2009 to RMB0.5 million (US$0.1 million) in the second quarter of 2010. The decrease was due to the drop in share option expense from RMB0.3 million and RMB1.1 million for the three months and six months ended June 30, 2009 respectively to RMB nil (US$ nil) and RMB0.4 million (US$0.06 million) for the corresponding periods in 2010.

General and administrative expenses increased by 14.7% and 6.2% to RMB14.9 million (US$2.2 million) and RMB32.6 million (US$4.8 million) in the three months and six months ended June 30, 2010 as compared to the same periods last year. The reduction of share option expense from RMB8.6 million for the first half of 2009 to RMB4.2 million (US$0.6 million) for the first half of 2010 was offset by the increase in general and administrative expenses of the East Achieve Group after its acquisition.

The Company has foreign exchange loss of RMB0.6 million (US$0.08 million) for the first half of 2010 compared to a gain of RMB0.1 million during the first half of 2009. The Company has foreign exchange loss of RMB0.3 million (US$0.04 million) for the second quarter of 2010 compared to a loss of RMB0.05 million during the second quarter of 2009. The change was a result of the change in the RMB/US exchange rate.

Interest income increased from RMB4.8 million in the first half of 2009 to RMB6.5 million (US$1.0 million) in the first half of 2010. Interest income increased from RMB2.5 million in the second quarter of 2009 to RMB3.5 million (US$0.5 million) in the second quarter of 2010. The increase was due to the increase in the amount of the Company’s term deposits.

Interest expense increased from RMB3.2 million in the first half of 2009 to RMB6.6 million (US$1.0 million) in the first half of 2010. Interest expense increased from RMB1.7 million in the second quarter of 2009 to RMB3.6 million (US$0.5 million) in the second quarter of 2010. Interest expense was mainly associated with the loan of the TUG to finance the construction of the campus. The increase was due to the increase in bank loan.

Overall, profit before income tax and loss in equity investments increased from RMB36.1 million in the three months ended June 30, 2009 to RMB43.0 million (US$6.3 million) in the three months ended June 30, 2010, an increase of 19.2%. The increase was mainly due to the increase in revenue.

The Company recorded a loss in equity investments amounted to RMB0.03 million (US$0.004 million) in the second quarter of 2010 compared to a loss of RMB0.3 million in the second quarter of 2009.

Income taxes increased by 39.1% from RMB7.1 million in the second quarter of 2009 to RMB9.9 million (US$1.5 million) in the second quarter of 2010. The increase was due to the increase in business and a higher tax rate for the ELG.

Noncontrolling interest amounted to RMB0.4 million (US$0.06 million) for the three months ended June 30, 2010 as compared to RMB2.4 million for the three months ended June 30, 2009. On September 18, 2009, the Company acquired the 20% minority stake in Hai Lai, which resulted in a reduction of the noncontrolling interest.

Net income attributable to the Company increased by 26.3% to RMB32.6 million (US$4.8 million) in the three months ended June 30, 2010 from RMB25.8 million in the three months ended June 30, 2009.

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

Liquidity and Capital Resources

The following is a summary of the key items from the consolidated balance sheets.
			As of
	As of		December 31,
	June 30, 2010		2009
	(millions)		(millions)
	RMB	US$	RMB
Cash and cash equivalents	517.0	76.0	327.6
Term deposits	550.0	80.9	507.0
Subtotal	1,067.0	156.9	834.6
Accounts receivable	47.9	7.1	53.8
Inventory	1.4	0.2	1.4
Prepaid expenses and other current assets	21.3	3.1	19.2
Total current assets	1,144.8	168.3	919.7
Non-current advances to a related party	99.7	14.7	99.7
Total assets	2,477.2	364.3	2,273.9

Cash and cash equivalents balances increased from RMB327.6 million as at December 31, 2009, to RMB517.0 million (US$76.0 million) as at June 30, 2010. The increase was mainly due to the issuance of new shares to an investor as well as the collection of account receivable.

There was net cash from operating activities of RMB24.9 million (US$3.7 million) for the six months ended June 30, 2010 as compared to net cash from operating activities of RMB28.6 million for the six months ended June 30, 2009. The universities under the TUG enroll students at the beginning of an academic year and collect most of the tuition and other fee in September as well as the subsequent months every year. For the remaining of the academic year, the TUG would have a net cash outflow. The reduction of net cash from operating activities for the first half of 2010 as compared to the first half of 2009 was mainly because of the addition of another university under TUG. Account receivables reduced by RMB5.9 million (US$0.9 million) in the first half of 2010 whereas account receivables increased by RMB13.8 million in the first half of 2009. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.

Net cash used in investment activities in the six months ended June 30, 2010 was RMB85.0 million (US$12.5 million), mainly reflecting the transfer from term deposit of RMB43.0 million (US$6.3 million) and settlement for the purchase and construction of fixed assets of RMB39.1 million (US$5.7 million). For the six months ended June 30, 2009, transfer from term deposit amounted to RMB137.7 million, which resulted in a cash outflow of RMB153.5 million for the period.

Net cash provided by financing activities in the first half of 2010 was RMB249.3 million (US$36.7 million) as compared to RMB37.4 million in the first half of 2009. New shares were issued in the first half of 2010 to investors to finance future acquisition of the TUG, the proceeds of which amounted to RMB233.0 million (US$34.3 million).

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

Total assets at June 30, 2010 amounted to RMB2,477.2 million (US$364.3 million), an increase of 8.9%, when compared to the total assets amounting to RMB2,273.9 million at December 31, 2009. Total current assets increased by 24.5% to RMB1,144.8 million at June 30, 2010.

Accounts receivable decreased slightly from RMB53.8 million as at December 31, 2009 to RMB47.9 million (US$7.1 million) at June 30, 2010. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.4 million (US$0.2 million) at June 30, 2010.

Prepaid expenses and other current assets increased from RMB19.2 million as at December 31, 2009 to RMB21.3 million (US$3.1 million). The increase was mainly due to the changes in the deposits paid by the TUG.

The noncurrent advances to a related party represent money spent on assets and expenses to build up the satellite business of CCL over the years. CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and CCLBJ will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company. Accordingly, we consider that the advances are of the nature of a deemed investment.

In addition, we have obtained an undertaking from CCL that, at the time of such transfer, CCL will make a payment to the Company for any shortfall if the valuation of the deemed investment is lower than the outstanding amount of the advances, and therefore believe that the advances are recoverable. Amounts advanced to the related party were RMB99.7 million (US$14.7 million) as at June 30, 2010. As at December 31, 2009, the amount advanced was RMB99.7 million.

As at June 30, 2010, the Company had total bank loans of RMB240.0 million (US$35.3 million). RMB66.0 million of the bank loans are expiring within one year were secured by pledge of certain land use rights and buildings, the entitlement to accommodation income of the student apartments and guarantees given by certain individuals. The remaining RMB174.0 million of the bank loan is expiring over one year and was secured by the guarantees provided by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to tuition fee of FTBC and a deposit of RMB4 million paid to CQEG were used as securities.

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

     Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on June 30, 2010, the exchange rate between the RMB and the U.S. dollar was RMB6.8 to US$1.

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

     We recognized a foreign exchange loss of approximately RMB0.3 million (US$0.04 million) and RMB0.6 million (US$0.08 million) for the three months and six months ended June 30, 2010, respectively. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months and six months ended June 30, 2010, we recorded an interest income of RMB3.5 million (US$0.5 million) and RMB6.5 million (US$1.0 million) respectively. Any significant changes in interest rate might have an adverse effect on this interest income.

     We have short-term and long-term debt amounting to RMB240.0 million (US$35.3 million) as at June 30, 2010. Interest paid in the three months and six months ended June 30, 2010 was RMB3.6 million (US$0.5 million) and RMB6.6 million (US$1.0 million) respectively. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2009 Annual Report on Form 10-K.

Inflation

     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

     We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures were effective.

     There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 29, 2010, we entered into a Stock Purchase Agreement with Wu Shi Xin, the sole stockholder of Wintown Enterprises Limited, a British Virgin Islands company (“Wintown”), pursuant to which Mr. Wu agreed to purchase 3,735,734 shares of our common stock for a purchase price of US$7.85 per share, or an aggregate purchase price of US$29.3 million. Wintown is the holding company for Hubei Industrial University Business College, a private, accredited university in Wuhan, China.

   The sale of the shares to Mr. Wu is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that Mr. Wu is not a U.S. Person.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

     None.

Item 6. Exhibits.

10.1	Stock Purchase Agreement dated April 29, 2010 between ChinaCast Education Corporation and Wu Shi Xin. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2010

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: August 9, 2010	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stock Purchase Agreement dated April 29, 2010 between ChinaCast Education Corporation and Wu Shi Xin. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2010