Form 10-Q
period 2010-09-30
CHINACAST EDUCATION CORP
filed 2010-11-09
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

There were 49,778,952 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 5, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share-related data)

			As of
	As of September 30,		December 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets
Current assets:
Cash and cash equivalents	60,471	405,153	327,628
Term deposits	89,552	600,000	507,000
Accounts receivable	7,470	50,050	53,828
Inventory	215	1,438	1,386
Prepaid expenses and other current assets	4,303	28,825	19,212
Amounts due from related parties	513	3,438	6,388
Deferred tax assets	102	682	1,010
Current portion of prepaid lease payments for land use rights	484	3,246	3,246
Total current assets	163,110	1,092,832	919,698
Non-current deposits	1,815	12,159	14,550
Property and equipment, net	109,179	731,498	516,938
Prepaid lease payments for land use rights - non-current	26,758	179,281	144,818
Acquired intangible assets, net	17,471	117,055	71,286
Long-term investments	450	3,015	3,101
Non-current advances to related party	14,874	99,665	99,727
Goodwill	114,737	768,741	503,771
Total assets	448,394	3,004,246	2,273,889

			As of
	As of September 30,		December 31,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Liabilities and equity
Current liabilities:
Accounts payable (including accounts payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB1,705 and RMB719 as of September 30, 2010 and December 31, 2009, respectively)	5,938	39,782	16,061
Accrued expenses and other current liabilities (including accrued expenses and other liabilities of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB18,210 and RMB16,740 as of September 30, 2010 and December 31, 2009, respectively)	39,290	263,241	215,631
Deferred revenues (including deferred revenues of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2010 and December 31, 2009)	47,626	319,097	156,645
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB4,179 and RMB2,293 as of September 30, 2010 and December 31, 2009, respectively)	13,998	93,793	68,731
Current portion of long-term bank borrowings (including current portion of long-term bank borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2010 and December 31, 2009)	25,075	168,000	104,400
Current portion of capital lease obligation (including current portion of capital lease obligation of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2010 and December 31, 2009)	196	1,313	1,323
Other borrowings (including other borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2010 and December 31, 2009)	224	1,500	200
Total current liabilities	132,347	886,726	562,991
Non-current liabilities:
Long-term bank borrowings (including long-term bank borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2010 and December 31, 2009)	16,418	110,000	134,000
Deferred tax liabilities – non-current (including deferred tax liabilities – non-current of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2010 and December 31, 2009)	8,150	54,606	30,923
Unrecognized tax benefits – non-current (including unrecognized tax benefits of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB5,662 and RMB5,257 as of September 30, 2010 and December 31, 2009, respectively)	15,111	101,244	62,457
Total non-current liabilities	39,679	265,850	227,380

Total liabilities	172,026	1,152,576	790,371
Commitments and contingencies (Note 15)
Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 49,778,952 and 45,170,698 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	5	36	33
Additional paid-in capital	228,379	1,530,140	1,290,651
Statutory reserve	5,842	39,139	39,139
Accumulated other comprehensive loss	(599)	(4,011)	(6,055)
Retained earnings	36,093	241,822	136,583

Total ChinaCast Education Corporation shareholders’ equity	269,720	1,807,126	1,460,351
Noncontrolling interest	6,648	44,544	23,167

Total equity	276,368	1,851,670	1,483,518
Total liabilities and equity	448,394	3,004,246	2,273,889

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
 (In thousands, except share-related data)

	For the three months ended September 30,			For the nine months ended September 30
	2010	2010	2009	2010	2010	2009
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Revenues:
Service	18,238	122,195	80,289	50,921	341,170	228,391
Equipment	436	2,924	1,896	441	2,955	6,065

	18,674	125,119	82,185	51,362	344,125	234,456

Cost of revenues:
Service	(9,157)	(61,358)	(28,468)	(24,136)	(161,713)	(83,479)
Equipment	(423)	(2,832)	(1,875)	(423)	(2,832)	(6,001)

	(9,580)	(64,190)	(30,343)	(24,559)	(164,545)	(89,480)

Gross profit	9,094	60,929	51,842	26,803	179,580	144,976

Operating (expenses) income:

Selling and marketing expenses (including share-based compensation of RMB nil and RMB267 for the three months ended September 30 for 2010 and 2009, respectively, share-based compensation of RMB410 and RMB1,373 for the nine months ended September 30 for 2010 and 2009, respectively)	(59)	(394)	(899)	(254)	(1,702)	(3,442)
General and administrative expenses (including share-based compensation of RMB1,922 and RMB2,868 for the three months ended September 30 for 2010 and 2009, respectively, share-based compensation of RMB6,114 and RMB11,474 for the nine months ended September 30 for 2010 and 2009, respectively)	(2,957)	(19,817)	(12,964)	(7,816)	(52,369)	(43,603)

Foreign exchange gain (loss)	(1)	(4)	(51)	(83)	(557)	65
Management service fee	-	-	510	-	-	3,806
Gain from change in contingent consideration	1,413	9,467	-	1,413	9,467	-
Other operating income	(5)	(34)	41	27	180	548

Total operating expenses, net	(1,609)	(10,782)	(13,363)	(6,713)	(44,981)	(42,626)

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2010	2009	2010	2010	2009
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Income from operations	7,485	50,147	38,479	20,090	134,599	102,350
Interest income	572	3,829	2,134	1,540	10,316	6,922
Interest expense	(606)	(4,058)	(2,421)	(1,585)	(10,623)	(5,591)
Income before provision for income taxes and earnings in equity method investments	7,451	49,918	38,192	20,045	134,292	103,681
Provision for income taxes	(1,163)	(7,792)	(7,619)	(4,110)	(27,540)	(21,090)
Net income before earnings in equity investments	6,288	42,126	30,573	15,935	106,752	82,591
Loss in equity investments	(4)	(26)	(793)	(13)	(86)	(1,370)
Income from continuing operation, net of tax	6,284	42,100	29,780	15,922	106,666	81,221
Discontinued operations
Loss from discontinued operations, net of taxes of RMB nil for the three months and nine months ended September 30 for 2010 and 2009:	-	-	(388)	-	-	(1,441)
Net income	6,284	42,100	29,392	15,922	106,666	79,780
Less: Net income attributable to noncontrolling interest	(84)	(559)	(2,036)	(213)	(1,427)	(6,945)
Net income attributable to ChinaCast Education Corporation	6,200	41,541	27,356	15,709	105,239	72,835
Net income	6,284	42,100	29,392	15,922	106,666	79,780
Foreign currency translation adjustments	50	338	43	298	1,994	(697)
Comprehensive income	6,334	42,438	29,435	16,220	108,660	79,083
Comprehensive income attributable to noncontrolling interest	(76)	(510)	(2,040)	(206)	(1,377)	(6,945)
Comprehensive income attributable to ChinaCast Education Corporation	6,258	41,928	27,395	16,014	107,283	72,138

Net income per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	0.12	0.83	0.76	0.32	2.21	2.03

Diluted	0.12	0.82	0.75	0.32	2.18	2.03

Weighted average shares used in computation:
Basic	49,834,291	49,834,291	36,133,233	47,693,969	47,693,969	35,814,325

Diluted	50,370,903	50,370,903	36,379,884	48,176,902	48,176,902	35,945,264

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
 (In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount		capital		Reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2010	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518
Issuance of shares of common stock	4,428,254		3		232,967		—		—		—		—		232,970
Share-based compensation	—		—		6,522		—		—		—		—		6,522
Issuance of vested shares	180,000		—		—		—		—		—		—		—
Noncontrolling interest contribution in joint venture	—		—		—		—		—		—		20,000		20,000
Net income	—		—		—		—		105,239		—		1,427		106,666
Foreign currency translation adjustments	—		—		—		—		—		2,044		(50)		1,994

Balance at September 30, 2010	49,778,952		36		1,530,140		39,139		241,822		(4,011)		44,544		1,851,670

		US$	5	US$	228,379	US$	5,842	US$	36,093	US$	(599)	US$	6,648	US$	276,368

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount		capital		reserve		Earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2009	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947		2		28,746		—		—		—		(28,748)		—
Share-based compensation	120,000		—		12,847		—		—		—		—		12,847
Net income	—		—		—		—		72,835		—		6,945		79,780
Foreign currency translation adjustments	—		—		—		—		—		(697)		(2)		(699)

Balance at September 30, 2009	38,351,198		29		989,945		28,117		128,361		(6,159)		22,774		1,163,067

		US$	4	US$	140,580	US$	4,135	US$	18,877	US$	(906)	US$	3,349	US$	171,039

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
	For the nine months ended September 30,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	15,922	106,666	79,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,497	36,832	18,268
Amortization of acquired intangible assets	4,064	27,231	11,833
Amortization of land use rights	375	2,510	1,973
Share-based compensation	973	6,522	12,847
Loss on disposal of property, plant and equipment	-	-	519
Loss in equity investments	13	86	1,370
Changes in assets and liabilities:
Accounts receivable	720	4,823	(23,080)
Inventory	(8)	(52)	(570)
Prepaid expenses and other current assets	(538)	(3,607)	3,019
Non-current deposits	804	5,390	(133)
Amounts due from related parties	440	2,950	5,751
Accounts payable	(397)	(2,657)	6,587
Accrued expenses and other current liabilities	(1,964)	(13,158)	(13,856)
Deferred revenues	23,834	159,699	23,120
Amount due to related party	-	-	(599)
Income taxes payable	2,934	19,656	13,415
Deferred tax assets	139	931	-
Deferred tax liabilities	(710)	(4,765)	(1,816)
Unrecognized tax benefits	1,987	13,320	5,791
Net cash provided by operating activities	54,085	362,377	144,219
Cash flows from investing activities:
Advance to related party	-	-	(20,000)
Purchase of subsidiaries, net of cash acquired	(55,876)	(374,374)
Cash received from noncontrolling interest for establishing joint venture	2,985	20,000
Repayment from advance to related party	9	62	27,544
Purchase of property and equipment	(8,165)	(54,708)	(26,153)
Term deposits	(13,881)	(93,000)	89,000
Deposits for investments	(448)	(3,000)	(103,000)
Net cash used in investing activities	(75,376)	(505,020)	(32,609)

	For the nine months ended September 30,
	2010	2010	2009
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from financing activities:
Other borrowings raised	13,955	93,500	10,350
Other borrowings raised from related party	-	-	500
Repayment of other borrowings	(13,761)	(92,200)	(11,367)
Bank borrowings raised	11,940	80,000	128,400
Bank borrowings repaid	(14,090)	(94,400)	(58,400)
Guarantee deposit paid	-	-	(3,000)
Repayment of capital lease obligation	(1)	(10)	88
Proceeds from issuance of shares, net of issuance costs	34,772	232,970	-
Net cash provided by financing activities	32,815	219,860	66,571
Effect of foreign exchange rate changes	46	308	-
Net increase in cash and cash equivalents	11,524	77,217	178,181
Cash and cash equivalents at beginning of the period	48,901	327,628	220,131

Cash and cash equivalents at end of the period	60,471	405,153	398,312

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

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and consolidated variable interest entity (collectively, the “Company” or "ChinaCast"). All significant intercompany balances and transactions have been eliminated in consolidation.

Newly Established Subsidiaries

In October 2009, one of the Company’s major operating subsidiaries, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), entered into an agreement with Qingdao China University of Petroleum Holding Limited ("CUP") to establish Qingdao Petroleum University Education Development Limited (“QPU”). The total registered capital is RMB 50,000, with 60% owned by CCT Shanghai, and CUP to hold the rest of the equity interest. In September 2010, the Company completed its capital injection of RMB30,000. Since CCT Shanghai has a majority voting power after the completion of all the capital injection, QPU has been consolidated by the Company since September 2010.

The VIE Arrangements

PRC laws and regulations currently restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. As a Delaware company, the Company is deemed a foreign legal person under the PRC laws. To comply with the PRC laws and regulations, the Group provides substantially all of its satellite broadband business activities in the PRC through its variable interest entity (“VIE”), ChinaCast Li Xiang Co. Ltd. (“CCLX”).

Arrangement with CCLX

CCLX is a variable interest entity established on May 7, 2003. ChinaCast and its majority-owned subsidiaries do not have legal ownership of CCLX which is licensed to provide value-added satellite broadband services in the PRC. CCLX is legally owned by CCL and Li Wei, a PRC citizen. Each of these investors is the related party of the Company acting as de facto agent for the Company. To provide the Company the ability to receive the majority of the expected residual returns of the VIE and their subsidiaries, the Company’s 98.5% owned subsidiary, CCT Shanghai entered into a series of contractual arrangements with CCLX.

Technology services agreement: Pursuant to a technical services agreement (the "CCLX TSA") and the Supplemental Agreement to CCLX TSA, CCT Shanghai assists CCLX in implementing CCLX's businesses relating to the provision of computer, telecommunications and information technology products and services, including the provision of Internet service and content. As consideration for these services, CCT Shanghai is entitled to charge CCLX monthly service fees equal to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services. In the event that CCLX operating expenses exceed CCLX revenue for a given month, CCT Shanghai shall reimburse CCLX an amount equivalent to such excess. Pursuant to the CCLX TSA, CCLX prepares an annual budget for its business, which includes project revenue, operating expenses, pricing policies and payment terms. CCLX submits this budget to CCT Shanghai for approval and CCT Shanghai reviews it quarterly. Changes to or deviation from the budget require approval of CCT Shanghai.

Equity pledge agreement: Pursuant to the equity pledge agreement, as a collateral security for the prompt and complete return of the equipment, CCLX's shareholders pledged to CCT Shanghai all of their rights, title and interest in the CCLX's shares, including ownership rights and rights to dividends and other distributions.

The Company is the primary beneficiary and absorbs 100% of the economic benefits of CCLX. CCL and Li Wei contributed their own funds in an aggregate amount of Renminbi ("RMB") 19,063, which no loans provided by ChinaCast or its majority-owned subsidiaries. Accordingly, the investment was reported as noncontrolling interest in the accompanying consolidated financial statements. ChinaCast's subsidiaries have also provided funding to CCLX totaling RMB18,531 through December 31, 2009 to finance the development of CCLX's business operations.

The following unaudited financial statement amounts and balances of CCLX was included in the accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2010:

			As of
	As of September 30,		December 31,
	2010	2010	2009
	US$	RMB	RMB
Current assets	5,503	36,872	45,388
Non-current assets	577	3,866	5,374
Total assets	6,080	40,738	50,762
Current liabilities	3,596	24,094	19,752
Non-current liabilities	845	5,663	5,257
Total liabilities	4,441	29,757	25,009

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2010	2009	2010	2010	2009
	US$	RMB	RMB	US$	RMB	RMB
Revenues	4,621	30,961	33,557	13,881	93,006	91,974
Net income (loss)	4	26	1,050	13	86	237

	For the nine months ended September 30,
	2010	2010	2009
	US$	RMB	RMB
Net cash provided by /(used in) operating activities	2,214	14,834	(28,964)
Net cash provided by /(used in) investing activities	(65)	(434)	19,625
Net cash provided by/(used in) financing activities	(2,205)	(14,771)	11,187

There are no consolidated CCLX assets that are collateral for the CCLX’s obligations and can only be used to settle the CCLX’s obligations.

Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been using the same accounting policies used in the preparation of the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the additional accounting policies adopted as stated in (1) of Note 2.

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.7 to US$1 was applied as of September 30, 2010. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(1)	Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued an authoritative pronouncement to amend the accounting rules for variable interest entities. The amendments effectively replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. The new guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, and all interim and annual periods thereafter.  During the nine months ended September 30, 2010, there were no significant changes in previously adopted accounting policies or their application, with the exception of additional disclosures upon adoption of ASC 810-10-45-25, under which the reporting entity needs to present separately on the face of the condensed consolidated balance sheets the liabilities of a consolidated variable interest entity for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result, the Company presents the additional disclosures on the face of the unaudited condensed financial statements as of September 30, 2010 and December 31, 2009.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on its the Company's financial condition or results of operations.

(2)	Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. Prospective application of this new guidance for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this guidance on a retrospective basis. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

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

Summarized operating results from the discontinued operations included in the Company's condensed consolidated statements of operations were as follows for the three months and nine months ended September 30, 2009 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	RMB	RMB	RMB	RMB

Revenues	751	-	1,495	-
Loss before provision of income taxes from discontinued operations	(223)	-	(1,441)	-
Provision for income taxes	-	-	-	-
Noncontrolling interest in discontinued operations	3	-	22	-
Loss from discontinued operations attributable to ChinaCast Education Corporation, net of tax	(220)	-	(1,419)	-
Net loss on discontinued operations attributable to ChinaCast Education Corporation per share – basic	(0.01)	-	(0.03)	-
Net loss on discontinued operations attributable to ChinaCast Education Corporation per share – diluted	(0.01)	-	(0.03)	-

All notes to the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

4.	ACQUISITIONS

East Achieve Limited

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

The contingent consideration was recorded as a liability at fair value of RMB30,482 and the change of its fair value was recorded in earnings as of the acquisition date and at each reporting date thereafter.  As a result, the expected total consideration was RMB325,482 as of the date of acquisition. In September, 2010, the final payment of the consideration was determined to be RMB20,540, and the gain of RMB9,942 from change in contingent consideration was included in the operating income.

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.  The purchase price allocation was as follows:

		Amortization
	RMB	period
Cash	73,113
Other current assets	2,408
Non-current deposits	6,374
Property and equipment	261,543	3-20 years
Prepaid lease payments for land use rights	28,920	Over the remaining lease term of 48 years
Intangible assets:
Customer relationship	51,000	47 months
Affiliation agreement	14,000	59 months
Goodwill (allocated to TUG segment)	192,440
Other current liabilities	(105,424)
Deferred revenues	(89,114)
Deferred tax liabilities	(12,616)
Long-term bank borrowings	(90,000)
Unrecognized tax benefits	(7,162)
Total	325,482

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

For the year
ended December 31,
2009
RMB

Revenues	427,484
Net income attributable to
ChinaCast Education Corporation	91,401
Net income attributable to ChinaCast Education
Corporation per share – basic	2.47
Net income attributable to ChinaCast Education
Corporation per share – diluted	2.46

Wintown Limited

On August 23, 2010, CEH, the Company's subsidiary in the British Virgin Island, consummated the acquisition of the entire interest in Wintown Limited (“Wintown”) from the former sole owner of Wintown.  Wintown ultimately holds the entire interest in Business College of Hubei Industrial University (“HIUBC”).  HIUBC is a private college affiliated with Hubei Industrial University.  The total consideration for the acquisition is up to RMB450,000, of which RMB360,000 was paid during 2010.  The remaining amount of the consideration is to be calculated as below.

For the academic year of 2010 (i.e. from September 1, 2010 to August 31, 2011), if the net profit as determined under the relevant sale and purchase agreement of the HIUBC is less than RMB50,000, CEH is entitled to deduct an amount equal to 9 times of the difference between the net profit and RMB50,000 from the remaining amount of consideration.

The contingent consideration was recorded as a liability at fair value of RMB78,721 and the change of its fair value will be recorded in earnings at each reporting date.  As a result, the expected total consideration was RMB438,721 as of the date of acquisition.

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.

HIUBC has not obtained land use right certificates for the 4 land parcels purchased yet as of September 30, 2010, however, the management of the Company believe they will be able to get them and have the absolute right to use or dispose the lands.
Due to the fact that there is neither land use rights certificate nor official government documents made available to the valuation firm, and disposal of the subject land parcels to third party in the open market may need further approval from the government,  the  assessment of the fair value of the four land parcels is not completed as of the date of this Form 10-Q.

Since the valuation and the purchase price allocation is not completed yet as of the date of this Form 10-Q, based on the preliminary purchase price allocation, provisional amounts were recognized for identifiable assets and liabilities. The Company will retrospectively adjust the provisional amounts recognized at the acquisition date before the end of the measurement period. The preliminary purchase price allocation was as follows:

		Amortization
	RMB	period
Cash	19,941
Other current assets	7,430
Non-current deposits	-
Property and equipment	218,981	3-20 years
Prepaid lease payments for land use rights	36,973	Over the remaining lease term
Intangible assets:
Customer relationship	41,000	48 months
Affiliation agreement	32,000	36 months
Goodwill (allocated to TUG segment)	264,970
Other current liabilities	(69,908)
Deferred revenues	(2,753)
Deferred tax liabilities	(27,844)
Long-term bank borrowings	(54,000)
Unrecognized tax benefits	(28,069)
Total	438,721

The preliminary valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

An affiliation agreement ("Affiliation Agreement") was signed between Jiyang and Hubei Industrial University in relation to the operations of HIUBC.  Under the Affiliation Agreement, Hubei Industrial University authorizes HIUBC to use its school name and offers certain management and operational supports for an agreed amount of fees.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market.  The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

Pro forma

The following supplemental unaudited pro forma results of operations for the period ended September 30, 2010 and September 30, 2009 presented the acquisition as if it had occurred on January 1, 2010 and January 1, 2009.  The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets, which the Company believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future:

	For the period	For the period
	ended September 30,	ended September 30,
	2010	2009
	RMB	RMB

Revenues	413,488	336,298
Net income attributable to
ChinaCast Education Corporation	91,786	56,520
Net income attributable to ChinaCast Education
Corporation per share – basic	1.92	1.58
Net income attributable to ChinaCast Education
Corporation per share – diluted	1.91	1.57

5.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of September 30, 2010	As of December 31, 2009
	RMB	RMB

Rental deposits	415	358
Utilities deposits	208	208
Guarantee deposit for borrowings	4,000	3,000
Guarantee deposits for construction projects	2,492	2,492
Deposit for investment project	5,044	3,000
Deposit for acquiring of land use rights	-	5,492
Total	12,159	14,550

Rental deposits represented office rental deposits for the Company’s daily operations.

Guarantee deposit represented deposits placed with Chongqing Education Guarantee Co., Ltd., a long-term investment of the Company, which in turn provided guarantee in favor of the relevant bank for the Company’s bank borrowings of RMB30,000 and RMB20,000, respectively.

Deposit for investment project represented deposit for establishment of a wholly-owned foreign enterprise in the PRC.

These deposits are classified into non-current deposits since they will not be refunded within one year.

6.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of September 30,	As of December 31,
	2010	2009
	RMB	RMB
Customer relationships
Cost	132,329	91,329
Less: Accumulated amortization	(57,538)	(33,331)

	74,791	57,998

Affiliation agreement
Cost	46,000	14,000
Less: Accumulated amortization	(3,736)	(712)

	42,264	13,288

Acquired intangible assets, net	117,055	71,286

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

On August 23, 2010, the Company acquired another customer relationship through the acquisition of Wintown (see Note 4).  The customer relationship is being amortized using accelerated amortization method over 48 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.

For the three months and nine months ended September 30, 2010, the Company recorded amortization expense in respect of the customer relationships amounting to RMB8,395 and RMB24,207, respectively. The Company will record further amortization expenses in respect of the customer relationships of RMB9,372, RMB32,609, RMB19,726, RMB10,351 and RMB2,733 for the three months ended December 31, 2010 and year 2011, 2012 ,2013 and 2014, respectively.

On October 5, 2009, the Company acquired an affiliation agreement through the acquisition of East Achieve (see Note 4).  The affiliation agreement is being amortized on a straight-line basis over 59 months.

On August 23, 2010, the Company acquired an affiliation agreement through the acquisition of Wintown (see Note 4).  The affiliation agreement is being amortized on a straight-line basis over 36 months.

For the three months and nine months ended September 30, 2010, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB1,601 and RMB3,024, respectively.  The Company will record amortization expenses in respect of the affiliation agreement of RMB3,379, RMB13,514, RMB13,514, RMB9,959 and RMB1,898 for the three months ended December 31, 2010 and year 2011, 2012, 2013 and 2014, respectively.

7.	NON-CURRENT ADVANCES TO RELATED PARTY

The noncurrent advances to a related party represent money spent on assets and expenses to help ChinaCast Co., Ltd. ("CCL") build up its satellite business over the years. CCL was an investment holding company established in 1999 to invest in tradable shares, technology companies, real estate and other long-term investments. The Company itself has no equity investment in CCL. In 2002, CCL entered into a technical services agreement (the "CCL TSA") and an equity pledge agreement with the Company, pursuant to which the Company agreed to assist CCL in the implementation of business relating to the provision of the broadband satellite services in the PRC. The Company provided CCL with interest free cash advances to finance acquisition of related satellite equipment. CCL established a branch office in Beijing, CCLBJ, (though it is registered in Shanghai) to conduct CCL's Turbo 163 business, DDN Enhancement business and Cablenet business, and agreed to pay monthly service fees to the Company in an amount equal to the difference between total cash revenue that CCLBJ received in the preceding month and CCLBJ's cash paid out or allocated to pay for operating expenses for the preceding month. Through the CCL TSA, the Company is effectively entitled to the net profit of CCLBJ, but is not obligated to fund any losses of CCLBJ. CCL was treated as an VIE, but was never included in the accompanying consolidated financial statements because the Company was not considered to be the primary beneficiary of CCL. Effective January 1, 2010, the CCL TSA was terminated and CCL is no longer considered a VIE of the Company thereafter.

CCL is treated as a related party, and the amounts advanced to this related party were RMB99,665 and RMB99,727 as at September 30, 2010 and December 31, 2009, respectively.

CCL has undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and CCLBJ will be transferred to the Company, the consideration of which will be settled against the above advances to CCL in the books of the Company at the sole discretion of the Company.

In addition, the Company has obtained an undertaking from CCL that, at the time of such transfer, CCL will make a payment to the Company for any shortfall if the valuation of the advances is lower than the outstanding amount of the advances, and therefore believes that the advances are recoverable.

For the three months and nine months ended September 30, 2009, the Company received a management service fee of RMB510 and RMB3,806, respectively. CCLBJ was gradually scaling down its business operations, and effective January 1, 2010, CCLBJ no longer provided any satellite related services, including those to the Company. CCLX has been providing the satellite related services to the Company, and the intercompany transactions between CCLX and the Company have been eliminated upon consolidation.

8.	BORROWINGS

The Company repaid the bank borrowing amounting to RMB58,400, RMB20,000 and RMB16,000, respectively, in January, June and September 2010 as at their maturity date.

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

In connection with the acquisition of Wintown, a bank borrowing amounting to RMB54,000 was assumed. The bank borrowing RMB24,000 carried interests at 5.31% per annum and will be repayable in November 2010, RMB30,000 carried interests at 7.02% per annum and will be repayable in October 2010. The bank borrowing was secured by guarantee Jiyang,

During the nine months ended September 30, 2010, an aggregate amount of other borrowings amounting to RMB93,500 was raised. RMB1,500 of other borrowings carried interest at 7.2% per annum and will be repayable in 2010. Other borrowings amounting to RMB92,200 were repaid by the Company as at its maturity date.

9.	SHARE OFFERINGS

On January 5, 2010, the Company issued 692,520 shares of its common stock to Thriving Blue Limited, a British Virgin Islands company that is 100% owned by the Company’s Chief Executive Officer (“Thriving Blue”) pursuant to a Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue for a total purchase price of US$5,000. The shares are held on behalf of the Chief Executive Officer and certain other executives of the Company.

On April 29, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Wu Shi Xin, the sole stockholder of Wintown Enterprises Limited, a British Virgin Islands company (“Wintown”), pursuant to which Mr. Wu purchased 3,735,734 shares of the Company’s common stock (the “Shares”) on June 2, 2010 for a total purchase price of US$29,300.

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

Nonvested shares

On January 11, 2008, CEC agreed to grant, under the 2007 Plan, restricted shares to its three independent directors at no consideration. Each of the three directors was agreed to be granted 100,000 restricted shares of the Company's common stock. All of the shares of restricted stock to be granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 of the restricted shares were vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. In December 2009, Mr. Richard Xue decided not to stand for re-election to the board of directors of CEC. CEC's board of directors accelerated the date of the vesting of his final grant of 60,000 restricted shares from February 9, 2010 to the date of his resignation.

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

	Number of shares	Fair values of shares	Intrinsic value
		US$	US$
Nonvested share unvested at January 1, 2010	120,000	6.25	750
Granted	396,678	6.07	2,408
Vested	(186,118)	6.19	(1,152)
Fortified	-	-	-
Nonvested share unvested at September 30, 2010	330,560	6.07	2,006

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

A summary of the share option activity under 2007 Plan was as follows:

Weighted
average
	Number	exercise
	of options	price
US$
Options outstanding at December 31, 2009	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

		Weighted
		average
	Number	exercise
	of options	price
		US$
Options outstanding at September 30, 2010	1,200,000	6.30
Options exercisable at December 31, 2009	802,000	6.30
Options exercisable at September 30, 2010	1,200,000	6.30

 A summary of the status of the Company's nonvested share options as of September 30, 2010 and changes during the nine months ended September 30, 2010, is presented as below:

		Weighted average	Weighted
		grant date	average
Nonvested share options	Shares	fair value	exercise price
		US$	US$

Nonvested at January 1, 2010	398,000	2.67	6.30
Granted	-	-	-
Vested	(398,000)	2.67	6.30
Forfeited	-	-	-
Nonvested at September 30, 2010	-	-	-

The per share fair value of share options as of January 11, 2008, the grant date was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of September 30, 2010 was US$ 310l.
The weighted average remaining contractual life is 7.25 years as of September 30, 2010.
Total share-based compensation expenses amounting to RMB1,922 and RMB3,134 were recognized for the three months ended September 30, 2010 and 2009, respectively. Total share-based compensation expenses amounting to RMB6,114 and RMB12,847 were recognized for the nine months ended September 30, 2010 and 2009, respectively.
There was RMB12,705 of unrecognized compensation expense related to the stock based compensation arrangements for the restricted shares and share options as of September 30, 2010.

As of September 30, 2010, no such restricted shares or share options have been forfeited and no other awards have been granted under the 2007 Plan.

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

Lijiang College was incorporated in Guilin and is subject to the preferential tax rate of 15% until the end of 2010 in accordance with the western development preferential policy.

HIUBC was incorporated in Wuhan and is subject to the preferential tax rate of 25%. Due to the acquisition of HIUBC, the unrecognized tax benefits increased by RMB27,956.

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

During the nine months ended September 30, 2010, the unrecognized tax benefits increased from RMB62,457 to RMB101,244.

12.	GOODWILL

Changes in the carrying amount of goodwill for the year ended December 31, 2009 and nine-month period ended September 31, 2010 consisted of the following:

	As of September 30,	As of December 31,
	2010	2009
	RMB	RMB
Beginning balance	503,771	311,331
Addition from acquisitions	264,970	192,440
Ending balances	768,741	503,771

           No impairment charges have been recorded for the nine-month period ended September 30, 2010.

13.	NET INCOME PER SHARE

	For the three months ended September 30,				For the nine months ended September 30,
	2010		2009		2010		2009
Numerator used in basic and diluted net income per share:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	41,541	RMB	27,744	RMB	105,239	RMB	74,276
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(388)		-	RMB	(1,441)
Net income attributable to ChinaCast Education Corporation	RMB	41,541	RMB	27,356	RMB	105,239	RMB	72,835

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		49,834,291		36,133,233		47,693,969		35,814,325

Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restricted shares and exercises of Underwriter Warrants		536,612		246,651		482,933		130,939

Weighted average ordinary shares outstanding used in computing diluted net income per share		50,370,903		36,379,884		48,176,902		35,945,264

Net income per share – basic:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	0.83	RMB	0.77	RMB	2.21	RMB	2.07
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(0.01)		-	RMB	(0.04)
Net income attributable to ChinaCast Education Corporation	RMB	0.83	RMB	0.76	RMB	2.21	RMB	2.03

Net income per share – diluted:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	0.82	RMB	0.76	RMB	2.18	RMB	2.07
Loss on discontinued operations attributable to ChinaCast Education Corporation		-	RMB	(0.01)		-	RMB	(0.04)
Net income attributable to ChinaCast Education Corporation	RMB	0.82	RMB	0.75	RMB	2.18	RMB	2.03

14.	SEGMENT INFORMATION

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	RMB	RMB	RMB	RMB

Revenues from external customers:
ELG	49,881	50,747	143,901	144,631
TUG	75,238	31,438	200,224	89,825

	125,119	82,185	344,125	234,456

Additional analysis of revenues from ELG by product or service:
Service	46,957	48,851	140,946	138,566
Equipment	2,924	1,896	2,955	6,065

	49,881	50,747	143,901	144,631

Additional analysis of revenues from ELG by business lines:
Post secondary education distance learning	28,575	28,857	85,040	81,308
K-12 and content delivery	15,996	16,047	47,977	48,310
Vocational training, enterprise/government training and networking services	5,310	5,843	10,884	15,013

	49,881	50,747	143,901	144,631

Income from operations:
ELG	36,702	27,505	89,537	72,162
TUG	13,445	10,974	45,062	30,188

	50,147	38,479	134,599	102,350

	As of September	As of December
	30, 2010	31, 2009
	RMB	RMB
Segment assets:
ELG	762,631	805,116
TUG	2,241,615	1,468,773

	3,004,246	2,273,889

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three months and nine months ended September 30, 2010.

Three customers as of September 30, 2010 and three customers as of December 31, 2009 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 35.7% and 35.8% of the Company’s accounts receivable balances at September 30, 2010 and December 31, 2009, respectively.

15.	WARRANTS AND UNIT PURCHASE OPTIONS

In connection with the share offering which was consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 Underwriter Warrants with a price of US$3.15 per share. The Underwriter Warrants will be exercisable for five years from the closing date of the share offering and are classified as Equity in the accompanying consolidated financial statements. As of September 30, 2010, there were 255,000 Underwriter Warrants outstanding.

16.	CONTINGENCIES

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

c)
On August 23, 2010, CEH, the Company's subsidiary in British Virgin Islands, consummated the acquisition of the entire interest in Wintown from the former sole owner of Wintown. Wintown holds the entire interest in Rubao. Rubao holds the entire interest in Jiyang which in turns holds the entire interest in HIUBC.  HIUBC is a private college affiliated with Hubei Industrial University.  The total consideration for the acquisition is up to RMB450,000, of which RMB360,000 was paid during 2010.  The remaining amount of the consideration is to be calculated based on the net profit of HIUBC. For the academic year of 2010 (i.e. from September 1, 2010 to August 31, 2011), if the net profit as determined under the relevant sale and purchase agreement of HIUBC is less than RMB50,000, CEH is entitled to deduct an amount equal to 9 times of the difference between the net profit and RMB50,000 from the remaining amount of consideration. The contingent consideration was recorded as a liability at fair value of RMB78,721 and the change of its fair value was recorded in earnings at each reporting date.  As a result, the expected total consideration was RMB438,721 as of the date of acquisition. There was no change in the fair value of the remaining consideration up to September 30, 2010.

17.	RELATED PARTY TRANSACTIONS

The Company had the following balances with related parties as of December 31, 2009 and September 30, 2010, respectively:

(a)	Amounts due to a shareholder

	As of		As of
	December 31,		September 30,
	2009		2010

Mr. Wu Shi Xin	RMB	-	RMB	(74,887	) (i)

i.	The amount represents consideration payable to Mr. Wu for the acquisition of HIUBC (See Note 4).

(b)	Amounts due to/from a unconsolidated VIE

	As of		As of
	December 31,		September 30,
	2009		2010

Due to CCL	RMB	-	RMB	-	(ii)

Due from CCL	RMB	99,727	RMB	99,665	(ii)

ii.	The amount due to CCL represents satellite usage service fee due from CCT Shanghai to CCLBJ. The amount due from CCL represents the technical service fee due from CCLBJ to CCT Shanghai.

18.	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date of September 30, 2010 through November 9, 2010, the date the unaudited condensed consolidated financial statements were available to be issued.

In October, 2010, CEI established a wholly owned subsidiary, ChinaCast(Beijing) Education Technolgy Limited("CET"). The principle activities of CET are to provide educational service. The initial capital inject of US$750 was completed in September 25, 2010, and the capital verfication is still in progress as of November 09, 2010.

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

Results of Operations

For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entity in this section, the consolidated group is referred to as the “Company”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. The US dollar figures presented below were based on the historical exchange rate of US$1 = RMB6.7 at September 30, 2010 for the three months and nine months ended September 30, 2010.

Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The revenue of the Company for the three months and nine months ended September 30, 2010 amounted to RMB125.1 million (US$18.7 million) and RMB344.1 million (US$51.4 million) respectively, representing an increase of 52.2% and 46.8% over the revenue of the corresponding periods in 2009. The increase in revenue was mainly due to the acquisition of East Achieve in the fourth quarter of 2009 and the acquisition of Wintown in the third quarter of 2010.

Revenue of the ELG amounted to RMB49.9 million (US$7.4 million) and RMB143.9 million (US$21.5 million) for the three months and nine months ended September 30, 2010 respectively, as compared to revenue of RMB50.7 million and RMB144.6 million of the ELG for the three months and nine months ended September 30, 2009 respectively. Service income amounted to RMB47.0 million (US$7.0 million) and RMB140.9 million (US$21.0 million) for the three months and nine months ended September 30, 2010, compared to RMB48.9 million and RMB138.6 million for the corresponding periods in 2009. Equipment sales amounted to RMB2.9 million (US$0.4 million) and RMB3.0 million (US$0.4 million) for the three months and nine months ended September 30, 2010, against RMB1.9 million and RMB6.1 million for the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	September 30, 2010		September 30, 2009
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	4.2	28.6	28.9
K-12 and content delivery	2.4	16.0	16.0
Vocational training, enterprise / government training	0.8	5.3	5.8
Total ELG revenue	7.4	49.9	50.7

	Nine Months ended
	September 30, 2010		September 30, 2009
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	12.7	85.0	81.3
K-12 and content delivery	7.2	48.0	48.3
Vocational training, enterprise / government training	1.6	10.9	15.0
Total ELG revenue	21.5	143.9	144.6

Net revenue from post secondary education distance learning services increased from RMB81.3 million in the nine months ended September 30, 2009 to RMB85.0 million (US$12.7 million) in nine months ended September 30, 2010. Net revenue from post secondary education distance learning services decreased slightly from RMB28.9 million in the three months ended September 30, 2009 to RMB28.6 million (US$4.2 million) in three months ended September 30, 2010. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 143,000 at September 30, 2010 from 141,000 at September 30, 2009. The increase was due to the growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 0.6% from RMB48.3 million for the nine months ended September 30, 2009 to RMB48.0 million (US$7.2 million) for the nine months ended September 30, 2010. The revenue from the K-12 and content delivery business remained the same at RMB16.0 million (US$2.4 million) for the three months ended September 30, 2010 and for the three months ended September 30, 2009. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services, enterprise government training and networking services decreased from RMB15.0 million during the nine months ended September 30, 2009 to RMB10.9 million (US$1.6 million) during the nine months ended September 30, 2010. Net revenue from vocational and career training services, enterprise government training and networking services decreased from RMB5.8 million during the three months ended September 30, 2009 to RMB5.3 million (US$0.8 million) during the three months ended September 30, 2010. The decrease was mainly due to fluctuations in equipment sales. Equipment sales included in the revenue of this business line amounted to RMB2.9 million (US$0.4 million) and RMB3.0 million (US$0.4 million)for the three months and nine months ended September 30, 2010, against RMB1.9 million and RMB6.1 million during the same periods last year.

The revenue of TUG increased from RMB31.4 million and RMB89.8 million in the three months and nine months ended September 30, 2009 respectively to RMB75.2 million (US$11.2 million) and RMB200.2 million (US$29.9 million) in the three months and nine months ended September 30, 2010. The increase was mainly due to the acquisition of East Achieve in the fourth quarter of 2009 and the acquition of Wintown in the third quarter of 2010. TUG’s total student enrolment increased from approximately 12,200 as at September 30, 2009 to approximately 32,700 as at September 30, 2010. Average revenue per student for 2010 amounted to RMB3,100 per student per quarter as compared to RMB2,700 per student per quarter for 2009.

Cost of sales of the Company increased by 83.9% from RMB89.5 million during the first three quarters of 2009 to RMB164.5 million (US$24.6 million) during the first three quarters of 2010. Cost of sales of the Company increased by 111.9% from RMB30.3 million during the third quarter of 2009 to RMB64.2 million (US$9.6 million) during the third quarter of 2010. The increase was mainly due to the acquisition of East Achieve in the fourth quarter of 2009 and Wintown in the third quarter of 2010, which increased the cost of sales of the TUG.

ELG’s cost of sales decreased from RMB34.3 million during the first three quarters of 2009 to RMB22.6 million (US$3.4 million) during the first three quarters of 2010. ELG’s cost of sales decreased from RMB11.7 million during the third quarter of 2009 to RMB9.4 million (US$1.4 million) during the third quarter of 2010. The decrease was mainly due to the termination of the payment of satellite platform usage fee to CCLBJ. ELG’s cost of materials for the three months and nine months ended September 30, 2010 amounted to RMB2.8 million (US$0.4 million) and RMB2.8 million (US$0.4 million) respectively whereas ELG’s cost of materials were RMB1.9 million and RMB6.0 million for the three months and nine months ended September 30, 2009. The cost of service for the ELG amounted to RMB6.6 million (US$1.0 million) and RMB19.7 million (US$2.9 million) for the three months and nine months ended September 30, 2010, as compared to RMB9.8 million and RMB28.3 million for the same periods in 2009. Satellite platform fee to CCLBJ amounted to RMB1.7 million and RMB5.1 million for the third quarter and the first three quarters of 2009 quarter respectively and the payment of the satellite platform fee to CCLBJ was terminated with effect from January 1, 2010.

TUG’s cost of sales amounted to RMB54.8 million (US$8.2 million) and RMB142.0 million (US$21.2 million) for the three months and nine months ended September 30, 2010 as compared to RMB19.2 million and RMB56.9 million for the same periods in 2009. The increase was due to the acquisition of East Achieve in the fourth quarter of 2009 and Wintown in the third quarter of 2010, after which there were three universities operated under TUG.

ELG’s gross profit margin increased by 3.9 percentage points, from 77.3% in the third quarter of 2009 to 81.2% in the third quarter of 2010. The increase was due to the increase in economy of scale as well as the reduction in equipment sales, which has a low margin and the termination of the satellite platform usage fee to CCLBJ. TUG’s gross profit margin was 27.1% for the third quarter of 2010 as compared to 38.8% for the same period of 2009. The decrease was mainly due to the lower margin of the newly acquired LJC and HIUBC, which had a higher revenue split to the parent university as compared to FTBC.

For the three months and nine months ended September 30, 2009, the Company received a management service fee of RMB0.5 million and RMB3.8 million. The management service fee arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. The management service fee was terminated with effect from January 1, 2010.

Selling and marketing expenses decreased from RMB3.6 million in the first three quarters of 2009 to RMB1.7 million (US$0.3 million) in the first three quarters of 2010. Selling and marketing expenses decreased from RMB0.9 million in the third quarter of 2009 to RMB0.4 million (US$0.06 million) in the third quarter of 2010. The decrease was due to the drop in share option expense from RMB0.3 million and RMB1.4 million for the three months and nine months ended September 30, 2009 respectively to RMB nil (US$ nil) and RMB0.4 million (US$0.06 million) for the corresponding periods in 2010.

General and administrative expenses increased by 48.9% and 17.8% to RMB19.8 million (US$3.0 million) and RMB52.4 million (US$7.8 million) in the three months and nine months ended September 30, 2010 as compared to the same periods last year. The reduction of share option expense from RMB11.5 million for the first three quarters of 2009 to RMB6.1 million (US$0.9 million) for the first three quarters of 2010 was offset by the increase in general and administrative expenses of the East Achieve Group and the Wintown Group after its acquisition.

The Company has foreign exchange loss of RMB0.6 million (US$0.09 million) for the first three quarters of 2010 compared to a gain of RMB0.1 million during the first three quarters of 2009. The Company has foreign exchange loss of RMB0.004 million (US$0.001 million) for the thrid quarter of 2010 compared to a loss of RMB0.05 million during the third quarter of 2009. The change was a result of the change in the RMB/US exchange rate.

The last tranche of the consideration for acquiring East Achieve amounting to RMB20.5 million (US$3.1 million) was settled in the third quarter of 2010. The amount was less than the contingent consideration recorded by the Company resulting in a gain of RMB9.9 million (US$1.5 million) for the third quarter of 2010.

Interest income increased from RMB6.9 million in the first three quarters of 2009 to RMB10.3 million (US$1.5 million) in the first three quarters of 2010. Interest income increased from RMB2.1 million in the third quarter of 2009 to RMB3.8 million (US$0.6 million) in the third quarter of 2010. The increase was due to the increase in the amount of the Company’s term deposits.

Interest expense increased from RMB5.6 million in the first three quarters of 2009 to RMB10.6 million (US$1.6 million) in the first three quarters of 2010. Interest expense increased from RMB2.4 million in the third quarter of 2009 to RMB4.1 million (US$0.6 million) in the third quarter of 2010. Interest expense was mainly associated with the loan of the TUG to finance the construction of the campus. The increase was due to the increase in bank loan and the reduction in interest capitalized in the construction project of TUG.

Overall, profit before income tax and loss in equity investments increased from RMB37.8 million in the three months ended September 30, 2009 to RMB49.9 million (US$7.4 million) in the three months ended September 30, 2010, an increase of 32.0%. The increase was mainly due to the increase in revenue.

The Company recorded a loss in equity investments amounted to RMB0.03 million (US$0.004 million) in the third quarter of 2010 compared to a loss of RMB0.8 million in the third quarter of 2009.

Income taxes increased by 28.6% from RMB21.1 million in the first three quarters of 2009 to RMB27.5 million (US$4.1 million) in the first three quarters of 2010. The increase was due to the increase in business.

Noncontrolling interest amounted to RMB0.6 million (US$0.09 million) for the three months ended September 30, 2010 as compared to RMB2.0 million for the three months ended September 30, 2009. On September 18, 2009, the Company acquired the 20% minority stake in Hai Lai, which resulted in a reduction of the noncontrolling interest.

Net income attributable to the Company increased by 51.5% to RMB41.5 million (US$6.2 million) in the three months ended September 30, 2010 from RMB27.4 million in the three months ended September 30, 2009.

On March 16, 2007, the National People’s Congress of China enacted a tax law, under which foreign-invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25% . The new tax law became effective on January 1, 2008. There is a transition period, during which enterprises may continue to enjoy existing preferential tax treatment or in which their tax rates may be gradually adjusted to 25%. Following the effectiveness of the new tax law, one of the Company’s major operating subsidiaries, CCT Shanghai, which was subject to the preferential tax rate of 15%, is now eligible to the phased-in rates, which is 18% in 2008, 20% in 2009, 22% in 2210, 24% in 2011, 25% in 2012 and thereafter.

Liquidity and Capital Resources

The following is a summary of the key items from the consolidated balance sheets.

			As of
	As of		December 31,
	September 30, 2010		2009
	(millions)		(millions)
	RMB	US$	RMB
Cash and cash equivalents	405.2	60.5	327.6
Term deposits	600.0	89.6	507.0
Subtotal	1,005.2	150.1	834.6
Accounts receivable	50.1	7.5	53.8
Inventory	1.4	0.2	1.4
Prepaid expenses and other current assets	28.8	4.3	19.2
Total current assets	1,092.8	163.1	919.7
Non-current advances to a related party	99.7	14.9	99.7
Total assets	3,004.2	448.4	2,273.9

Cash and cash equivalents balances increased from RMB327.6 million as at December 31, 2009, to RMB405.2 million (US$60.5 million) as at September 30, 2010. The increase was mainly due to the issuance of new shares to an investor as well as the collection of account receivable.

There was net cash from operating activities of RMB362.4 million (US$54.8 million) for the nine months ended September 30, 2010 as compared to net cash from operating activities of RMB144.2 million for the nine months ended September 30, 2009. The universities under the TUG enroll students at the beginning of an academic year and collect most of the tuition and other fee in September as well as the subsequent months every year. For the remaining of the academic year, the TUG would have a net cash outflow. The increase of net cash from operating activities for the first three quarters of 2010 as compared to the first three quarters of 2009 was mainly because of the addition of two universities under TUG. Cash generated from deferred revenues amounted to RMB159.7 million (US$23.8 million) for the nine months ended September 30, 2010 as compared to RMB23.1 million for the same period in 2009. Account receivables reduced by RMB4.8 million (US$0.7 million) in the first three quarters of 2010 whereas account receivables increased by RMB23.1 million in the first three quarters of 2009. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.

Net cash used in investment activities in the nine months ended September 30, 2010 was RMB505.0 million (US$75.4 million), mainly reflecting the payment of consideration for the acquisition of Wintown and East Achieve amounting to RMB374.4 million (US$55.9 million) and the transfer from term deposit of RMB93.0 million (US$13.9 million) For the nine months ended September 30, 2009, transfer from term deposit amounted to RMB89.0 million, which resulted in a cash inflow of RMB32.6 million for the period.

Net cash provided by financing activities in the first three quarters of 2010 was RMB219.9 million (US$32.8 million) as compared to RMB66.5 million in the first three quarters of 2009. New shares were issued in the first three quarters of 2010 to investors to finance future acquisition of the TUG, the proceeds of which amounted to RMB233.0 million (US$34.8 million).

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

Total assets at September 30, 2010 amounted to RMB3,004.2 million (US$448.4 million), an increase of 32.1%, when compared to the total assets amounting to RMB2,273.9 million at December 31, 2009. Total current assets increased by 18.8% to RMB1,092.8 million at September 30, 2010.

Accounts receivable decreased slightly from RMB53.8 million as at December 31, 2009 to RMB50.1 million (US$7.5 million) at September 30, 2010. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.4 million (US$0.2 million) at September 30, 2010.

Prepaid expenses and other current assets increased from RMB19.2 million as at December 31, 2009 to RMB28.8 million (US$4.3 million). The increase was mainly due to the changes in the deposits paid by the TUG.

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

In addition, we have obtained an undertaking from CCL that, at the time of such transfer, CCL will make a payment to the Company for any shortfall if the valuation of the advances is lower than the outstanding amount of the advances, and therefore believe that the advances are recoverable. Amounts advanced to the related party were RMB99.7 million (US$14.9 million) as at September 30, 2010. As at December 31, 2009, the amount advanced was RMB99.7 million.

As at September 30, 2010, the Company had total bank loans of RMB278.0 million (US$41.5 million). RMB168.0 million of the bank loans are expiring within one year were secured by pledge of certain land use rights and buildings, the entitlement to accommodation income of the student apartments and guarantees given by certain individuals. The remaining RMB110.0 million of the bank loan is expiring over one year and was secured by the guarantees provided by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to tuition fee of FTBC and a deposit of RMB4 million paid to CQEG were used as securities.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on September 30, 2010, the exchange rate between the RMB and the U.S. dollar was RMB6.7 to US$1.

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

We recognized a foreign exchange loss of approximately RMB0.004 million (US$0.001 million) and RMB0.6 million (US$0.09 million) for the three months and nine months ended September 30, 2010, respectively. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months and nine months ended September 30, 2010, we recorded an interest income of RMB3.8 million (US$0.6 million) and RMB10.3 million (US$1.5 million), respectively. Any significant changes in interest rate might have an adverse effect on this interest income.

We have short-term and long-term debt amounting to RMB278.0 million (US$41.5 million) as at September 30, 2010. Interest paid in the three months and nine months ended September 30, 2010 was RMB4.1 million (US$0.6 million), and RMB10.6 million (US$1.6 million) respectively. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2009 Annual Report on Form 10-K.

Inflation

There have been no material changes associated with the impact of inflation from that previously disclosed in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1
English Translation of Share Transfer Agreement dated August 19, 2010 by and among ChinaCast Education Holdings Limited, Wu Shi Xing, Wintown Enterprises Limited, Shanghai Rubao Information Technology Co., Ltd., Wuhan Jiyang Education Investment Co., Ltd. and Hubei Industrial University Business College. (1)

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

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: November 9, 2010	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
English Translation of Share Transfer Agreement dated August 19, 2010 by and among ChinaCast Education Holdings Limited, Wu Shi Xing, Wintown Enterprises Limited, Shanghai Rubao Information Technology Co., Ltd., Wuhan Jiyang Education Investment Co., Ltd. and Hubei Industrial University Business College. (1)

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

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2010