Form 10-K
period 2010-12-31
CHINACAST EDUCATION CORP
filed 2011-03-16
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2010

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

(852) 3960-6506
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

$0.0001 Common Stock	NASDAQ Global Select Market

Title of each class	Name of each exchange on which registered

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock on June 30, 2010 held by non-affiliates of the registrant was approximately $232,235,034 based on the reported last sale price of common stock on the NASDAQ Stock Market LLC on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 11, 2011 was 49,778,952

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CHINACAST EDUCATION CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2010

ii

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

PART I.

ITEM 1. BUSINESS

General

ChinaCast Education Corporation is a leading post-secondary education and e-Learning services provider in China. The Company provides post-secondary degree and diploma programs through its three universities in China: The Foreign Trade and Business College of Chongqing Normal University, the Lijiang College of Guangxi Normal University and the Hubei Industrial University Business College. These universities offer fully accredited, career-oriented bachelor's degree and diploma programs in business, economics, law, IT/computer engineering, hospitality and tourism management, advertising, language studies, art and music. The Company provides its e-Learning services to post-secondary institutions, K-12 schools, government agencies and corporate enterprises via its nationwide satellite/fiber broadband network. These services include interactive distance learning applications, multimedia education content delivery, and vocational training courses. The Company is listed on NASDAQ Global Select Market with the ticker symbol CAST.

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

CCH’s principal subsidiary, ChinaCast Technology (BVI) Limited (“CCT BVI”), was founded in 1999 to provide funding for its satellite broadband Internet services through ChinaCast Company Ltd. - Beijing Branch (“CCLBJ”) and ChinaCast Li Xiang Co. Ltd. (“CCLX”) through various contract agreements.

In late 2000, CCH identified demand for its services in the education industry. Given the limited resources of its tertiary institutions (i.e., university/college), and to meet the fast-growing population of its university students, the PRC Ministry of Education ( “MOE ” ) granted licenses to approximately 30 (subsequently increased to 68) universities to conduct undergraduate and post-graduate courses by distance learning.

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

On September 18, 2009, the Company entered an agreement with all the shareholders of Chongqing Chaosheng Education and Investment Co., Ltd. (“Chaosheng”) to acquire the 100% equity interest in Chaosheng for a total consideration of RMB135 million. Chaosheng held the remaining 20% equity interest in Hai Lai. Chaosheng has no operating business and it only serves to hold the 20% interest in Hai Lai. After the completion of the acquisition of Chaosheng, the Company holds 100% of the equity interest of Hai Lai.

On October 5, 2009, the Company completed the acquisition of East Achieve Limited (“East Achieve”), the holding company which beneficially owns 100% of Lijiang College of Guangxi Normal University (“Lijiang” or “LJC”). LJC is an independent, for profit, private university affiliated with Guangxi Normal University. LJC offers four-year bachelor’s degree programs in tourism, hospitality, language studies, computer engineering, economics, law, music, art and physical education, all of which are fully accredited by the Ministry of Education.The total consideration was RMB365 million, of which RMB295 million has been paid and the remaining contingent consideration of RMB70 million was to be paid within 30 days of August 31, 2010.  Subsequently RMB20.54 million out of the RMB70 million was paid due to LJC’s performance shortfall in the 2009/2010 academic year.

On August 23, 2010 the Company completed the acquisition of Wintown Enterprises Limited (“Wintown”), the holding company which beneficially owns 100% of Hubei Industrial University Business College (“HIUBC”). The total consideration was RMB450 million, of which RMB360 million has been paid and the remaining contingent consideration of RMB90 million will need to be paid within 30days of August 31, 2011.

Since our acquisition of Hai Lai in April 2008, we have organized as two business segments, the E-learning and training service group (the “ELG”), encompassing all of the Company’s business before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The ELG offers products and services to customers under three principal business lines:

•
Post Secondary Education Distance Learning Services — We enable universities and other higher learning institutions to provide nationwide real-time distance learning services. Our “turn-key” packages include all the hardware, software and broadband satellite network services necessary to allow university students located at remote classrooms around the country to interactively participate in live lectures broadcast from a main campus. The Company currently services 15 universities with over 143,000 students in over 300 remote classrooms. For example, Beijing Aeronautical and Aeronautics University (Beihang), consistently ranked among the top ten Universities in China by the Ministry of Education, launched its distance learning network in cooperation with CCH in 2002. By 2010, the number of distance learning students of Beihang reached 25,000, at over 120 remote learning centers in China. In return for the turn-key distance learning services, we receive from the University a percentage of each remote student’s tuition.

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

The TUG offers products and services to customers under one principal business line:

•
Universities — FTBC,  LJC and HIUBC are independent private residential universities affiliated with Chongqing Normal University,Guangxi Normal University and Hubei Industrial University respectively. With a total of over 30,000 on campus students, our three universities offer four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music, foreign languages, tourism, hospitality, computer engineering, law and art, all of which are fully accredited by the Ministry of Education.

The China Education Market

According to the PRC Ministry of Education (MOE), the Chinese government plans to increase spending on public education significantly, from the budget allocation of 2.8% of GDP (US$212 billion) in 2005 to 4.0% (US$392 billion) by 2010. Even after this increase, the target level will still be less than in developed countries, which typically spend an average of over 5% of GDP on education services and education spending per capita in China is less than 10% of the level in the United States, implying significant upside.

In terms of number of enrollments, China has the largest market in the world. Compounded annual growth rate for 2004 to 2010 was 13% in China compared to less than 2% in the US. Despite its current size, we expect the number of post-secondary enrollments will continue to grow. The MOE plans to double the current number of seats in post-secondary education to over 40 million by 2020. The percentage of post-secondary students enrolled in universities as a percentage of the age group (18-22 year olds) is only 22% which is significantly less than other developed countries which is above 60%. The percentage of population in China with a four year college degree is even lower, at less than 5%.

We have identified four key drivers that will drive the growth in the Chinese education market. First, PRC government statistics suggest that Chinese consumers recognize education to be crucial to a better life. According to the China State Bureau of Statistics, the average family plans to spend roughly 7% of its disposable income on education. This spending is highly concentrated as most households have only one child. Second, the demographic trend in China will drive the demand for postsecondary education seats over the next 10 years as the percentage population at college age swells. Third, the expected financial reward after gaining an accredited college degree is much more than in the more mature countries such as the US. And fourth, the job market in China is becoming very competitive and a post secondary education is essential to get a good job.

The MOE has been very active in reforming the post-secondary education sector in China. They have granted distance learning licenses to 68 of the country’s top colleges and universities, allowing them to offer degrees programs off-campus. Prior to that, all college education was residential. The MOE has also allowed the development of over 600 privately invested post-secondary colleges some of which are allowed to offer accredited degrees and diplomas. For K-12, the MOE launched the “All Schools Connected” project to equip all of China’s primary, middle and high schools with e-learning systems by 2010. The market for online vocational training and certification exam preparation is also developing rapidly.

The Company strives to tailor its education services to address China’s task of educating its rapidly growing post-secondary, vocational training and K-12 education sectors.

Business Strategy

The Company believes that the combination of its traditional bricks and mortar universities, its proprietary e-learning products and services, ownership of a nationwide broadband content delivery network and its ability to develop new educational content are essential to its long-term growth.

The Company seeks to achieve brand recognition in targeted high growth, high margin market segments, such as domestic and international post-secondary education and vocational/career training. It strives to maximize customer loyalty and increase margins by offering additional services not offered by traditional service providers. The Company’s growth strategy is to continue to develop new services via internal development and to complement organic growth by mergers and acquisitions to further expand its educational service offerings.

On April 11, 2008, the Company completed the acquisition of 80% of Hai Lai, which holds 100% of the Foreign Trade and Business College of Chongqing Normal University (“FTBC”). FTBC is an independent, for profit, private university affiliated with Chongqing Normal University. FTBC offers four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music and foreign languages, all of which are fully accredited by the Ministry of Education. The Company subsequently acquired the remaining 20% interest of Hai Lai in September 2009.

On October 5, 2009, the Company completed the acquisition of East Achieve Limited (“East Achieve”), the holding company which beneficially owns 100% of Lijiang College of Guangxi Normal University (“Lijiang or LJC”). LJC is an independent, for profit, private university affiliated with Guangxi Normal University. LJC offers four-year bachelor’s degree programs in tourism, hospitality, language studies, computer engineering, economics, law, music, art and physical education, all of which are fully accredited by the Ministry of Education.

On August 23, 2010 the Company completed the acquisition of Wintown Enterprises Limited (“Wintown”), the holding company which beneficially owns 100% of Hubei Industrial University Business College (“HIUBC”). The total consideration was RMB450 million, of which RMB360 million has been paid and the remaining contingent consideration of RMB90 million, fair valued at RMB78 million, will need to be paid wthin 30 days of August 31, 2011.

Sales and Marketing

To reach its customers, the Company utilizes a direct sales force, distributors, resellers, internet marketing and joint marketing efforts with strategic allies, seeking to market its products and services efficiently with minimal capital while fostering profitable customer relationships.  In addition, our bricks and mortar universities work on an annual basis with the PRC MOE to recruit our new university students.

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

Competitive Strengths

•           Proven track record in successful acquisition of bricks and mortar universities

The Company acquired FTBC in April 2008, LJC in October 2009 and HIUBC in August 2010. The three universities collectively serve over 32,000 on-campus students offering fully accredited bachelor’s degree and diploma programs. The Company was the first US publicly listed post-secondary education service company that owned fully accredited universities in China.

•           E-learning first mover advantage in the PRC

Based on its general knowledge of the industry, the Company believes it is one of the first distance learning providers using satellite broadband services, and we believe that the Company is the market leader in this segment although there are no independent surveys of this segment. Currently, many broadband operators rely mainly on terrestrial networks that do not have extensive coverage, especially in less-developed areas of rural China. The Company believes its programs provide an attractive alternative for schools that wish to engage only a single company to provide all necessary satellite services, hardware, software and content.

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

Corporate Structure

The corporate structure of CEC as of December 31, 2010, together with its contractual relationship with CCLX, is as follows.

ChinaCast Education Corp (CEC)
Delaware HOLDING
Outside China (Including HK)
Inside China
100%
ChinaCast Communication Holdings Ltd. (CCH)
Bermuda HOLDING
100%
ChinaCast Education Holdings Ltd. (CEH)
BVI HOLDING
100%
ChinaCast Communication Network Corp. Ltd.(CCN)
BVI HOLDING
98.5% *
ChinaCast Technology (BVI) Ltd. (CCT)
BVI HOLDING
100%
ChinaCast Education International Ltd (CEI HK)
HK HOLDING
Li Wei 50%
Jiang Xiangyuan 30%
Zhang Liwen 20%
ChinaCast Li Xiang Co., Ltd. (CCLX)
PRC OPERATING
Contractual Agreement
100%
ChinaCast Education Investment Ltd. (CEI)
BVI HOLDING
100%
Wintown Enterprises Limited (Wintown)
BVI HOLDING
100%
East Achieve Limited
BVI HOLDING
100%
ChinaCast Technology (HK) Ltd. (CCT HK)
HK OPERATING
100%
Modern English Trademark Ltd. (MET)
BVI OPERATING
100%
ChinaCast (Beijing) Education Techn Ltd. (CBET)
PRC HOLDING
100%
Shanghai Rubao Information Technology Co. Ltd (Ru Bao)
PRC HOLDING
100%
Shanghai Xijiu Information Technology Co., Ltd. (SHXJ)
PRC HOLDING
100%
Yupei Training Information Technology Ltd. (YPSH)
PRC HOLDING
100%
Chongqing Chaosheng Edu and Inv Co., Ltd. (Chaosheng)
PRC HOLDING
100%
ChinaCast Technology (Shang Hai) Ltd. (CCT SH)
PRC OPERATING/HOLDING
100%
Wuhan Jiyang Education Investment Co., Ltd (Ji Yang)
PRC HOLDING
100%
China Lianhe Biotechnology Co. Ltd. (Lian He)
PRC HOLDING
80%
Hai Lai Education Technology Ltd. (Hai Lai)
PRC HOLDING
20%
60%
Qingdao Zhongshida Education Development Ltd. (QPU)
PRC OPERATING/HOLDING
100%
Hubei Industrial University Business College (HIUBC)
PRC OPERATING
100%
Li Jiang College (LJC)
PRC OPERATING
100%
Foreign Trade Business College (FTBC)
PRC OPERATING
100%
Hai Yuan Company Limited (Hai Yuan)
PRC OPERATING
100%
Dongying Aohua Education Consulting Ltd. (Aohua)
PRC OPERATING

*           Glander Assets Limited holds the remaining 1.5% of CCT BVI.

Definitions:

• CEC	ChinaCast Education Corporation

• CCH	ChinaCast Communication Holdings Limited

• CEH	ChinaCast Education Holdings Limited

• CEI HK	ChinaCast Education International Limited

• CEI	ChinaCast Education Investment Limited

• CBET	ChinaCast (Beijing) Education Technology Limited

• CCN	ChinaCast Communication Network Company Ltd.

• CCT BVI	ChinaCast Technology (BVI) Limited

• CCT HK	ChinaCast Technology (HK) Limited

• CCT Shanghai	ChinaCast Technology (Shanghai) Limited

• YPSH	Yupei Training Information Technology Co., Ltd.

• MET	Modern English Trademark Limited

• Chaosheng	Chongqing Chaosheng Education and Investment Co., Ltd.

• Hai Lai	Hai Lai Education Technology Limited

• FTBC	Foreign Trade and Business College of Chongqing Normal University

• Hai Yuan	Hai Yuan Company Limited

• CCLX	ChinaCast Li Xiang Co., Ltd.

• East Achieve	East Achieve Limited

• Xijiu	Shanghai Xijiu Information Technology Co. Limited

• Lian He	China Lianhe Biotechnology Co., Ltd.

• LJC	Lijiang College of Guangxi Normal University

• Wintown	Wintown Enterprises Limited

• Rubao	Shanghai Rubao Information Technology Co. Limited

• Jiyang	Wuhan Jiyang Education Investment Limited.

• HIUBC	Hubei Industrial University Business College

• QPU	Qingdao Zhongshida Education Development Limited.

• Aohua	Dongying Aohua Education Consulting Limited.

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

CEC’s wholly owned subsidiary, CCH, was incorporated in Bermuda on November 20, 2003 as an investment holding company to acquire the entire share capital of CCN in preparation for listing. CCH was subsequently listed in Singapore on May 14, 2004. CCN was established on April 8, 2003 to acquire the capital of CCT BVI to accommodate certain of its former investors. Before the establishment of CCN, CCT BVI was the entity holding the investment in the satellite businesses through its WFOE, CCT Shanghai. CCT Shanghai does not perform any activities or have any operations outside the scope of these arrangements. However, some of its former investors were not satisfied with the existing corporate governance structure of CCT BVI and were unable to obtain unanimous agreement to revise the Memorandum and Articles of Association ("MAA") of CCT BVI. As a way to accommodate these investors, CCN was established with a new corporate governance structure and a new MAA. Through a series of share swaps, CCN eventually acquired a 98.5% controlling interest of CCT BVI, and the new corporate governance structure and MAA of CCN was eventually adopted.  Glander Assets Limited holds the remaining 1.5%.

Prior to its public offering of securities on the Mainboard of the Singapore Exchange, CCH and its subsidiaries, CCT BVI, CCT HK and CCT Shanghai, engaged in a series of share exchanges pursuant to which shareholders of CCT BVI exchanged substantially all of their shares in that entity for CCH ordinary shares. At the same time, CCH engaged in a restructuring of its subsidiaries’ relationship with CCL and CCLX.

In 2010, CEC set up a new fully owned subsidiary CEH as a step towards simplifying the corporate structure of the Group. CEH is one of the intermediate off shore holding company. Through its fully owned subsidiary, CEI, a WFOE, Han Yang has been set up to eventually hold the university investment companies and other future acquisitions.

CEC’s Contractual Arrangements with CCLX

To operate in the PRC satellite communication market, a company needs a Very Small Aperture Terminals (VSAT) license. Such license is issued by the Ministry of Industry and Information Technology, and needs to be inspected and renewed annually. Foreign ownership is forbidden for companies holding a VSAT license.

CEC provided its satellite related services through the CCLX and CCLBJ in the past through various contractual arrangements. After CCL transferred the ownership of its 90% stake in CCLX to Li Wei, Jiang Xiang Yuan and Zhang Li Wen (the “CCLX Shareholders”) and terminated various contractual arrangements with CEC, CEC entered into new contractual arrangements with the CCLX Shareholders and CCLX. CCLX holds a VSAT license. Currently, no other entity in the CEC corporate structure holds a VSAT license other than CCLX. The following describes contractual arrangements between CEC and its subsidiaries, CCLX and the CCLX Shareholders.

●  Agreements that transfer economic benefits to CCT Shanghai

Technical Services Agreement between CCLX and CCT Shanghai

Before CCL transferred the beneficial ownership of its 90% stake in CCLX to the CCLX Shareholders and terminated the various contractual arrangements with CCT Shanghai and CCLX, the Company provided its services and products to end customers in the PRC through CCLX under the terms of a technical services agreement, dated August 11, 2003, between CCT Shanghai, CCL, Li Wei and CCLX, as amended on March 29, 2004 (the “Old Technical Services Agreement”). In addition, prior to such transfer, CCT Shanghai also entered into a Novation Deed to enable CCLX to assume the position of CCL and continue its obligations under another technical services agreement, dated November 15, 2000, among CCT Shanghai and CCL and its stockholders. The Novation Deed was entered into on September 11, 2003 among CCT Shanghai, CCLX, Li Wei, CCL and the shareholders of CCL. Under the Novation Deed, CCT Shanghai undertook to provide to CCLX the technical services described in the Old Technical Service Agreement and CCLX undertook to perform the duties, including the payment of technical service fee to CCT Shanghai, as described in the Old Technical Service Agreement between CCL and CCT Shanghai. CCT Shanghai does not perform any activities or have any operations outside the scope of these arrangements. On December 31, 2010, CCLX and CCT shanghai terminated the 2003 Technical Service Agreement and entered into a new technical service agreement (the “New Technical Service Agreement”) with terms similar to the old ones. As consideration for these services, CCT shanghai is entitled to change CCLX monthly service fees equal to the total revenue earned by CCLX less operating expenses reasonably incurred in the course of conducting the business. CCT shanghai has the right to request CCLX to pay the technical service fee. All the technical service fees of CCLX for the past three years have been paid to CCT shanghai. CCT shanghai did not remit the fees to CEC and was not obligated to do so.

Exclusive Option Agreements

On December 31, 2010, CCT Shanghai entered into exclusive option agreements with the CCLX Shareholders, pursuant to which CCT Shanghai can acquire, for a consideration of RMB1 or the lowest price allowed by relevant laws and regulations, 100% of the equity interest of CCLX from the CCLX Shareholders when it is permissible for a VSAT business to have 100% foreign investment, or CCT Shanghai’s designated party can acquire 100% of the equity interest of CCLX from the CCLX’s Shareholders at any time and from time and time.

●  Agreements that provide to CCT Shanghai effective control over CCLX

Power of Attorney in favor of CCT Shanghai

Under the Power of Attorneys, the CCLX Shareholders irrevocably authorize CCT Shanghai to act on behalf of them with respect to all matters concerning their shareholdings in CCLX. The CCLX Shareholders also authorize CCT Shanghai to execute the transfer contracts stipulated in the Exclusive Option Agreement.

Pledge Agreements in favor of CCT Shanghai

Before CCL transferred the ownership of its 90% stake in CCLX to the CCLX Shareholders and terminated various old contractual arrangements with CCT Shanghai and CCLX, CCL and Li Wei entered into pledge agreements (the “ Old Pledge Agreements”) with CCT Shanghai and CCLX to pledge all their rights and interests associated with their stakes in CCLX, in favour of CCT Shanghai. On December 31, 2010, the Old Pledge Agreements were terminated. On the same date, the CCLX Shareholders , CCLX and CCT Shanghai entered into new pledge agreements (the “ New Pledge Agreements) with terms similar to the old one.

As collateral security for the prompt and complete payment and performance of the obligations of CCLX under the New Technical Agreements,  the CCLX Shareholders have pledged to CCT Shanghai a first security interest in all of their right, title and interest, whether now owned or hereafter acquired by the CCLX Shareholders, in the equity interest of CCLX.

Acquisition of non-controlling interests of CCLX: Prior to the Termination Agreement entered into above among CCT Shanghai, CCLX and CCL, CCL has a non-controlling interest in CCLX in the amount of RMB19million for the registered capital in CCLX. Upon the Termination Agreement was entered, the Company acquired the non-controlling interest balance of RMB19million with CCL, the fair value of which was estimated by the Company to be RMB40million. Instead of paying cash, the Company used RMB40million of the Non-current advances to settle the acquisition.

Prior Arrangements with CCL

The Company entered into various contractual agreements with CCL when it was the majority equity holder of CCLX.

CCL Technical service agreements: On November 15, 2000, CCT Shanghai, CCL and the investors of CCL entered into a technical service agreement ("CCL Technical Service Agreement") pursuant to which CCT Shanghai provided CCL with certain technical services and ancillary equipment in connection with CCL's satellite communication business, which was operated by CCL Beijing branch, a branch of CCL. Although technically a branch office of CCL and not a legal entity, CCLBJ is operated as a stand-alone group of businesses. CCLBJ maintains its own accounting records and bank accounts in its own name that are clearly separated from those of CCL. CCLBJ represents CCL’s Turbo 163 business, DDN Enhancement business and Cablenet business (the “Satellite Business”). The revenues and expenses of the branch office are not commingled with those of CCL. As compensation for the service, CCT Shanghai received a service fee that equaled the difference between total revenue less expenses of CCL's Beijing branch.

The Company provided CCL with interest free cash advances to finance acquisition of the related satellite equipment. CCL had undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and its Beijing branch (collectively "Satellite Business") would be transferred to the Company, the consideration of which would be settled against the advances to CCL in the books of the Company at the sole discretion of the Company.  Accordingly, the Company considered the noncurrent advances were of the nature of a deemed investment in the Satellite Business.

Equity pledge agreement: To ensure the delivery of the service pursuant to the CCL Technical Service Agreement, pursuant to the pledge agreement, the investors of CCL pledged all their rights and interests, including voting rights in CCL and, if certain events occurred, the entitlement to dividends and appropriations to CCT Shanghai.

Due to the above agreements, and the fact that CCL Beijing branch is not a legal entity separated from CCL, CCL was determined to be a variable interest entity of ChinaCast.   Due to the fact that Company and its related party do not have (1) the power to direct the activities of CCL that most significantly affect CCL's economic performance,  (2)  the obligation to absorb losses of, or the right to receive benefits from CCL, the Company was not considered to be the primary beneficiary of CCL. Therefore CCL had never been included in the accompanying consolidated financial statements.

The CCL Technical Service Agreement and Equity Pledge agreement was terminated in 2010. On December 31, 2010, CCTSH, CCLX and CCL entered into a Service Agreement (the "Service Agreement") under which CCL will assist CCLX to renew the inter-provincial value-added telecommunication service license (the "VSAT License") for the next ten years. The VSAT License is critical to the Company's E-learning and training services. Without the license, the Company is not allowed to conduct its business through satellite in China.  Prior to December 31, 2010, the license was renewed each year with the assistance from CCL.  In consideration of CCL's service in assisting the Company to obtain the renewal of the license, the Company shall pay an annual service fees to CCL in the amount of RMB 8.1 million during the service term of the Service Agreement and RMB60 million remaining balance of the noncurrent advances, after deducting the purchase price of NCI in CCLX, will be used as a prepayment for this service. However, given that the annual renewal of VSAT license needs to be approved by a government agency and the result is not under the control of neither CCL nor CCLX, the Company believes that the fair value of the VSAT license renewal service to be provided by CCL cannot be reasonably estimated.  In addition, CCLX undertakes to CCL in the Service Agreement that it will not take back nor to recover any amount of the prepayment even though it subsequently does not require the service of CCL during the entire service term. As a result, the Company decided to write off the RMB60 million for the prepayment for VSAT license renewal service. The impairment loss of RMB60 million is included in the operating income.

CEC’s Contractual Arrangements related to FTBC, LJC and HIUBC

FTBC, LJC and HIUBC are independent, private residential universities affiliated with Chongqing Normal University and Guangxi Normal University and Hubei Industrial University respectively. The Company acquired FTBC in April 2008, LJC in October 2009 and HIUBC in August 2010.  Our wholly foreign owned subsidiary, Yupei,  acquired the holding company (Hai Lai) of FTBC. For LJC and HIUBC the seller re-organized the ownership of the universities to offshore holding companies of wholly foreign owned subsidiaries which became the sole respective shareholder of the holding companies of LJC (Lianhe) and HIUBC (Jiyang) . The WFOE holding FTBC is Yupei Training Information Technology Co., Ltd. The WFOE holding LJC is Shanghai Xijiu Information Technology Co., Ltd. and the WFOE holding HIUBC is Rubao.

This structure offers us effective control over FTBC, LJC and HIUBC. Another commonly accepted structure in connection with foreign investment to education is contractual control structure through a variable interest entity (VIE), similar to the structure between CCT Shanghai, CCLX and its shareholders. Compared to the VIE structure, our structure can offer us more protection and legally allow our subsidiaries to distribute dividends to us.

Legal Advice on Group Structure

At the time of CCH listing on the Singapore Stock Exchange in 2004 it obtained legal advice that its business arrangements with CCL and CCLX, including the pledge agreements described in the previous section as well as CEC’s group structure, are in compliance with applicable PRC laws and regulations. The VIE structure of the group has been simplified since that time.

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

Employees

As of March 1, 2010, CEC had 2,300 employees of which 1,600 are full-time employees. We believe CEC’s relationship with its employees to be good.

Available Information

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is available on our website at www.chinacasteducation.com.  The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, excluding exhibits, and the Company’s complete audited financial statements for the fiscal year ended December 31, 2010, will be mailed without charge to any stockholder, upon written request to Secretary of the Company, ChinaCast Education Corporation, Suite 3316, 33/F, One IFC, 1 Harbour View Street, Central, Hong Kong.

We file annual and quarterly reports, proxy statements and other information with the SEC. Stockholders may read and copy any reports, statements or other information that we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.  Our public filings are also available from commercial document retrieval services and at the Internet Web site maintained by the SEC at www.sec.gov.

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

Risks Relating to our Business

Techniques Employed by Manipulative Short Sellers in Chinese Small Cap Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

We have had a fairly consistent short interest of approximately 2.4 million shares for the past five weeks representing approximately 5% of our public float and we have been singled out in articles and blogs as one with a high short interest.  Accordingly, the price and trading volume of our stock is vulnerable to extreme fluctuations.  On February 16, 2011, February 24, 2011 and March 7, 2011 a short seller published reports with inaccurate facts and misleading allegations against the Company which continues to be disseminated through chatter on the internet.  The trading volume of the Company’s stock was approximately 2 million and 1.7 million on February 16 and March 7, 2011, respectively, significantly higher than to its average daily trading volume prior to the issuance of the first report. There are predictions that 2011 will bring more short seller attacks against Chinese companies.  Although we will continue to educate investors that the allegations made in the reports issued on the Company were inaccurate and misleading, the price of our stock remains vulnerable to the continuing attacks by this and any other short seller.

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

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, particularly as they relate to the education and telecommunications sectors. We cannot assure you that we will not be found to be in violation of any current or future Chinese laws and regulations. PRC laws and regulations currently require any foreign entity that invests in the education business in China to be an educational institution with relevant experience in providing educational services outside of China. Our Delaware holding company and our subsidiaries out of China are not educational institutions and do not provide educational services. We have acquired the holding companies of FTBC, LJC and HIUBC through our wholly owned subsidiaries in China. The WFOE holding FTBC is Yupei. The WFOE holding LJC is Xijiu. The WFOE holding HIUBC is Rubao. PRC law does not expressly prohibit a wholly foreign owned subsidiary from acquiring the holding companies of FTBC and LJC. To date, the applicable regulations on the foreign investment in education are the Regulations on Sino-Foreign Cooperative Schools, and the implementing regulations thereunder, which only provide for the ability of foreign education institutions to set up sino-foreign cooperative schools in China. Neither CCH nor its various offshore entities are qualified foreign education institutions, and accordingly, it is impractical to restructure FTBC and LJC into sino-foreign cooperative schools. Furthermore, in response to our inquiries on a noname basis with the Ministry of Education, the ability of a wholly foreign owned subsidiary to acquire a holding company of a college is not settled. We therefore have disclosed that our wholly foreign owned subsidiaries may be considered ineligible to acquire the holding companies of FTBC and LJC.

Our wholly owned subsidiaries in China, which are considered foreign-invested, may be considered ineligible to acquire the holding companies of FTBC, LJC and HIUBC to indirectly obtain education licenses and permits in China. Moreover, if a Delaware holding company were to become an educational institution in the future, there is no assurance that the PRC Ministry of Education or any other regulator in China would retrospectively approve of an ownership of FTBC, LJC or HIUBC. If we or any of our Chinese subsidiaries or Chinese affiliated entities are found to be or to have been in violation of Chinese laws or regulations requiring foreign ownership or participation in the education sector to be by an established foreign educational institution or limiting foreign ownership or participation in the education or telecommunication sectors, the relevant regulatory authorities have broad discretion in dealing with such violation, including but not limited to:

•	levying fines and confiscating illegal income;

•	restricting or prohibiting our use of the proceeds to finance our business and operations in China;

•	requiring us to restructure the ownership structure or operations of our Chinese subsidiaries or Chinese affiliated entities;

•	requiring us to discontinue all or a portion of our business; and/or

•	revoking our business licenses.

Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct all or a substantial portion of our business operations, and may materially and adversely affect our business, financial condition and results of operations.  For the year ended December 31, 2010, revenue attributable to Yupei and its subsidiaries accounted for 27.2% of the Group’s revenue.  For the year ended December 31, 2010, revenue attributable to Xijiu and its subsidiaries accounted for 23.7% of the Group’s revenue.

The tuition charged by CCLX for certain programs, and the post-secondary and diploma programs that we provide curriculum programs to are all subject to price controls administered by the Chinese government, and our revenue is highly dependent on the level of these tuition charges.

Our revenue from e-Learning services comes primarily from service fees that are paid by customers or students and calculated as a percentage of the tuition revenue of CCLX. We provide services to these entities and the tuition charges for these programs are subject to price controls administered by various price control offices under China’s National Development and Reform Commission, or NDRC. Similarly, our revenue from the curriculum programs that we offer to post-secondary and diploma programs is also directly dependent on the tuition revenue of those schools, and those tuition charges are subject to administrative price controls. In light of the substantial increase in tuitions and other education-related fees in China in recent years, China’s price control authorities may impose stricter price control on tuition charges in the future. If the tuition charges upon which our revenue depends, particularly the tuition charges for CCLX, were to be decreased or if they were not to increase in line with increases in our costs because of the actions of China’s administrative price controls, our revenue and profitability would be adversely affected.

We have a relatively short operating history and are subject to the risks of a new enterprise, any one of which could limit growth, content and services, or market development.

Our short operating history makes it difficult to predict how our businesses will develop. In addition, while we have historically provided distance learning services, we have only recently started our post-secondary education business. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

•	uncertain growth in the market for, and uncertain market acceptance of, products, services and technologies;

•	the evolving nature of education and e-Learning services and content; and

•	competition, technological change or evolving customer preferences that could harm sales of services, content or solutions.

If we and CCLX are not able to meet the challenges of building businesses and managing growth, the likely result will be slowed growth, lower margins, additional operational costs and lower income.

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

Each of our lines of business involves a degree of upfront investment in the development of programs or the acquisition of contract rights to provide services to programs, and our revenue and profitability depend on the number of students in these programs. CCLX to which we provide support and services, and from which we derive a significant portion of our revenue and profits, requires considerable investments of time and resources to develop. In many cases, CCLX also requires that we make substantial investments in collaborative alliances.  In the event we need to make an investment in our collaborative alliances, we can use the RMB generated by our operations in the PRC to make an equity investment, or we can choose to purchase certain assets of our collaborative alliances to complete an investment, in order to minimize the effect of SAFE restrictions.  The profitability of these programs depends on the ability of the programs to attract students. If the programs or schools are unable to recruit enough students to offset the development and operating costs, our results of operations will be adversely affected.

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

There are also many new entrants seeking to participate in the education sector in China, including educational institutions from overseas that are attracted by the education market in China. Although restrictive regulation of the education sector in China may have limited our competition in the past, any deregulation of this industry, or easing of restrictions on foreign participants, could increase the competition we face in one or more lines of business.

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

If we fail to keep pace with rapid technological changes, especially in the satellite and distance learning and education and post-secondary education industries, our competitive position will suffer.

Our market and the enabling technologies (including satellite and distance learning technology) used in our education/training business are characterized by rapid technological change. As our services are primarily based on satellite broadband infrastructure, we rely on CCLX. As such, CEC also relies on CCLX to keep pace with technological changes. Prior to our acquisition of CCH, CCH’s stockholders provided it the funding it required to expand and to provide CCLX with the financial support to acquire required technology. Failure to respond to technological advances could make our business less efficient, or cause our services to be of a lesser quality than our competitors. These advances could also allow competitors to provide higher quality services at lower costs than we can provide. Thus, if we are unable to adopt or incorporate technological advances, our services will become uncompetitive.

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

Our business may be harmed if CCLX upon which we rely fail to perform their obligations.

We provide services over broadband satellite. Pursuant to the technical services agreement between them, CEC provides technical services to CCLX, which is licensed to provide value-added satellite broadband services in the PRC. CEC provides its technical services to customers or students of CCLX, whom it considers to be its own customers or students. CEC also engages CCLX to provide the required satellite broadband service when a customer in China engages CEC directly.

CEC does not own directly or indirectly, CCLX. Although the technical services agreement and the pledge agreements executed by the CCLX Shareholders do not grant CCT Shanghai any express management control over the CCLX, the CCLX Shareholders have executed powers of attorney in favour of CCT Shanghai to exercise all the shareholder rights on behalf of them. In effect, we have actual control over CCLX. For example: our COO has been the general manager of CCLX since their structure was in place, and we also have veto right to approve the CCLX budget. These safeguards may not be enforceable or effective due to lack of conducting share pledge registration with competent governmental authorities or some other reasons. We have no other legal control over CCLX. We will be able to register the pledge agreements because the PRC administration for industry and commerce has recently established the official process for registering share pledge arrangements. Previously, there was no implementing regulation governing the registration of share pledges, so the PRC administration for industry and commerce was reluctant to accept the registration of pledge arrangements. We only need to register the pledge agreement with the Fengxian Administration for Industry and Commerce to validate the pledge. The Company plans to file the necessary pledge registration documentation in the first half of 2011.

As such, we are dependent on the due performance by CCLX of their obligations, and if CCLX fails to perform its obligations under or terminate the technical services agreement between them, we will be unable to provide our services.

Our distance learning business will be materially and adversely affected If CCLX fails to renew its VSAT license.

With its VSAT license, CCLX is licensed under PRC laws to provide value-added satellite broadband services in the PRC. CEC provides technical services to CCLX and relies on CCLX to provide the satellite network infrastructure for the distance learning services. The VSAT license has to be renewed annually. If CCLX fails to renew the VSAT license, our distance learning service, which relies on the satellite operation, would be materially and adversely affected.

We have entered into a license renewal service agreement with CCL, under which CCL will assist CCLX to renew its VSAT license for a service tem of 10 years until December 31, 2020. If CCL does not perform or is unable to successfully assist CCLX to renew its VSAT license, our distance learning business would be materially and adversely affected.

We may be unable to enforce the CCT Shanghai pledge agreements with CCLX to obtain 100% of the equity interest of CCLX.

Although we have been advised by counsel that the pledge agreement between CCT Shanghai and CCLX are valid under PRC law, we cannot acquire the pledged equity interest directly if we choose to enforce the pledge agreement, because PRC Security Law prohibits direct transfer of pledged equity interest to a pledgor when the pledgor chooses to enforce the pledge, and requires that the disposal of pledged security interest must be accomplished by auction or public tender procedures so that we would have to prevail at such auction although any losses incurred by CCT Shanghai will get compensated from the proceeds of enforcement of pledged equity interest prior to those unsecured debts. Moreover, even if we prevail in such auction or public tender procedures, we still are not allowed to hold 100% of the equity interest of CCLX because Chinese law currently prohibits foreign investors from owning greater than 50% of the equity interests in companies engaged in the VSAT business in the PRC. Therefore, unless the equity interest restriction is amended or repealed, and subject to the approval of the relevant government authorities, CEC will only be entitled to take possession and ownership of up to a 50% interest in CCLX through CCT Shanghai in accordance with current applicable PRC law and regulations.

Notwithstanding the above, the fundamental purpose of the pledge agreement is to fortify any breach of the technical service agreements and the pledge agreement by CCLX and its shareholders, and to compensate any losses incurred by CCT Shanghai that are caused by such breach. CCT Shanghai has entered into exclusive option agreements with CCLX and its shareholders, pursuant to which CCT Shanghai can acquire 100% of the equity interest of CCLX from the CCLX’s shareholders when it is permissible for VSAT business to have 100% foreign investment, or CCT Shanghai’s designated party can acquire 100% of the equity interest of CCLX from the CCLX’s shareholders at any time and from time and time.

If we and CCLX do not manage growth successfully, our growth and chances for continued profitability may slow or stop.

We and CCLX have expanded operations rapidly during the last several years, and we plan to continue to expand with additional solutions tailored to meet the different needs of end customers and students in specific market segments. This expansion has created significant demands on administrative, operational and financial personnel and other resources, particularly the need for working capital. Additional expansion in existing or new markets and new lines of business could strain these resources and increase the need for capital, which may result in cash flow shortages. We or CCLX’s personnel, systems, procedures, and controls may not be adequate to support further expansion.

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

If we and CCLX lose key management personnel, our business may suffer.

Our continued success is largely dependent on the continued services of our key management personnel, as well as those of CCLX, and on our ability to identify, recruit, hire, train and retain qualified employees for technical, marketing and managerial positions. The loss of the services of certain of our or CCLX’s key personnel, including Messrs. Chan and Li, without adequate replacement, could have an adverse effect on us. Each of these individuals played significant roles in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none is irreplaceable, the loss of the services of any would be disruptive to our business. Competition for qualified personnel in Chinese telecommunications and Internet-related markets is intense. As a result, we may have difficulty attracting and retaining them.

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

We may be subject to claims for rescission or other securities law claims resulting from our failure to disclose that our charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. Article SIXTH of the Certificate of Incorporation of Great Wall set forth certain provisions ((A)-(E)) that applied to Great Wall during the period commencing upon the initial filing of Great Wall’s Certificate of Incorporation and terminating upon the consummation of a Business Combination. Article SIXTH stated that these provisions “may not be amended prior to the consummation of a Business Combination.” Great Wall was subsequently advised by Potter Anderson & Corroon LLP, its Delaware counsel, that, notwithstanding, the language set forth in Article SIXTH that purported to prohibit amendments to Article SIXTH, that under Delaware law, if duly approved by the Board of Directors and the holders of a majority of the outstanding stock of Great Wall, a proposed amendment to Article SIXTH of Great Wall’s Certificate of Incorporation would be effective under Delaware law.” A copy of Potter Anderson & Corroon LLP’s opinion was filed as Annex B to Great Wall’s Definitive 14A filed with the Commission on March 8, 2006. Great Wall filed a Certificate of Correction to its Certificate of Incorporation on March 21, 2006, which removed the language in Article SIXTH that purported to prohibit amendments to that Article. [A copy of Certificate of Correction is included in Annex B to Great Wall’s 424B3 prospectus that was filed with the Commission on December 6, 2006.] Article SIXTH no longer applies to the Company because it consummated its Business Combination on December 22, 2006.

We may also be subject to such claims as a result of inaccuracies in other disclosures, as follows: Section A of Article SIXTH of Great Wall’s Amended and Restated Certificate of Incorporation stated that “In the event that the holders of a majority of the outstanding Voting Stock vote for the approval of the Business Combination, the Corporation shall be authorized to consummate the Business Combination. . . .” However, Great Wall’s IPO prospectus stated that “We will proceed with a business combination only if the public stockholders who own at least a majority of the shares of common stock sold in [the initial public] offering vote in favor [of it]...” Because the language was inconsistent, Great Wall took the position, when seeking stockholder approval of its proposed Business Combination in December 2006, that it would require the affirmative vote of the holders of a majority of its outstanding Voting Stock and the affirmative vote of the public stockholders who owned at least a majority of the shares of common stock sold in its initial public offering, in order to approve the Business Combination. In addition, our Exchange Act reports have been inaccurate in describing CCH as a leading provider of e-Learning content (as opposed to being primarily a content carrier). On November 13, 2006, we filed a Current Report on Form 8-K with the SEC regarding this last item We are unable to predict the likelihood that claims might be made with regard to the foregoing or estimate any amounts for which it might be liable if any such claim was made.

If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

We and our independent registered public accounting firm, in connection with the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2010, have identified the following material weaknesses in our internal control over financial reporting:

     - Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process
     - Lack of contemporaneous documentation of certain decisions made by the Board of Directors

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy these deficiencies. However, the implementation of these measures may not fully address the control deficiencies in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

Foreign Exchange Risk

Changes in the conversion rate between the RMB and foreign currencies, such as Hong Kong or United States dollars, may adversely affect our profits.

CEC bills its customers or students in Chinese RMB, but 3.0%, 0% and 5.4% of its revenues in fiscal years 2008, 2009 and 2010, respectively, were collected in Hong Kong dollars. In addition, 14.9%, 13.5% and 4.8% of its purchases/expenses in those fiscal periods, respectively, were in United States dollars; and 3.1%, 2.9% and 4.9% were in Hong Kong dollars during these same periods. The remainder of its revenues and expenses/purchases were in Chinese RMB. As such, we may be subject to fluctuations in the foreign exchange rates between these currencies.

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

CEC’s subsidiaries in the PRC have never paid dividends. If required in the future, such dividends can be paid out of retained earnings of each WFOE. Currently we anticipate that all our revenue will be used for expansion. The ability of CCT Shanghai to remit funds to us may be limited by the above restrictions. There can be no assurance that the relevant regulations in China will not be amended so as to adversely affect CCT Shanghai’s ability to remit funds to us.

Risks Relating to Doing Business in China

Introduction of new laws or changes to existing laws by the Chinese government may adversely affect our business.

Our business and operations in China and those of our operating subsidiary, and CCLX’s business and operations in China are governed by the Chinese legal system, which is codified in written laws, regulations, circulars, administrative directives and internal guidelines. The Chinese government is in the process of developing its commercial legal system to meet the needs of foreign investors and encourage foreign investment. As the Chinese economy is developing and growing generally at a faster pace than its legal system, uncertainty exists regarding the application of existing laws and regulations to novel events or circumstances. Relevant Chinese laws, regulations and legal requirements may change frequently, and their requirements, interpretation and enforcement involve uncertainties and potential inconsistencies. In addition, Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and regulatory requirements. Uncertainties and inconsistencies in the requirements, interpretation and enforcement of these laws, regulations and legal requirements could materially and adversely affect our business and operations and could expose us to potential liabilities, including potential fines and other penalties, if it is determined that we have failed to comply with the requirements of such laws, regulations and legal requirements.

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

Our business will be adversely affected if Chinese regulatory authorities view CEC’s and CCLX’s corporate activities as not complying with applicable Chinese laws and regulations, including restrictions on foreign investments, change applicable laws and regulations, or impose additional requirements and conditions with which they are unable to comply.

The Chinese government restricts foreign investment in businesses engaged in telecommunications and education services, Internet access, education content and distribution of news and information, but permits foreign investment in businesses providing technical services in these areas. CCLX is licensed to provide value-added satellite broadband services, Internet services and Internet content in China. We have not sought confirmation from Chinese regulatory governmental authorities whether our structure and business arrangement with CCLX comply with applicable Chinese laws and regulations, including regulation of value-added telecommunication business in China.

Our PRC counsel has opined that CEC’s performance under the technical services agreement with CCLX complies with applicable Chinese laws and regulations, and CEC complies with PRC laws and regulations to the extent that its services are technical services. However, they do not rule out the possibility that the PRC regulatory authorities will view CEC as not being in compliance with applicable PRC laws and regulations, including but not limited to restrictions on foreign investments in the value-added telecommunication business. If:

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

We may be classified as a “resident enterprise” of China under the new Enterprise Income Tax Law of the PRC, or the EIT Law. Such classification would likely result in unfavorable tax consequence to us.

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

SAFE rules and regulations may limit our ability to transfer the net proceeds from future offerings to CCLX,which may adversely affect the business expansion of CCLX.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign- invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from future offerings.

The most common way to contribute the proceeds of future offerings to our wholly foreign owned subsidiaries is to increase their registered capital. An increase in the registered capital requires the approval of the local ministry of commerce. Once the approval is obtained, such increase must be registered with the local administration for industry and commerce. After the money is injected, the State Administration for Foreign Exchange or its local agency must also approve the conversion of US dollars to Renminbi. For example, overseas funds such as proceeds of an offering could be contributed to our wholly foreign owned subsidiaries in China (including CCT Shanghai, YPSH and Xijiu) as a result of an increase in the registered capital of the subsidiary. In order to transfer the funds to our operating entities in China, in particular  FTBC and LJC, YPSH and Xijiu also need to make a capital contribution to Hai Lai/Chaosheng and Lian He, and Hai Lai/Chaosheng and Lian He would subsequently make capital contribution to FTBC and LJC. However, due to the restrictions under the Circular 142, RMB converted from registered capital of our wholly foreign owned subsidiaries (including CCT Shanghai, YPSH and Xijiu) cannot be used to make an equity investment in Hai Lai/Chaosheng and Lian He to increase the registered capital of Hai Lai/Chaosheng and Lian He, and accordingly Hai Lai/Chaosheng and Lian He are unable to transfer the same to FTBC and LJC. The converted RMB can only be used for activities falling under the respective business scope as detailed in the respective business licenses of each of our wholly foreign owned enterprises. PRC law does not prohibit a wholly foreign owned enterprise from making an equity investment, but Circular 142 just restricts a wholly foreign owned enterprise from using RMB converted from its registered capital to making such equity interest.

Our recent acquisitions are offshore transactions outside of the PRC and accordingly, we do not believe that the PRC SAFE rules are applicable. In the event our PRC subsidiaries purchase schools inside PRC, we will use our RMB funds inside the PRC that are not converted from the registered capital of our PRC subsidiaries to minimize the impact of Circular 142 and the foreign exchange risk.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office and other space in Beijing, Shanghai and Hong Kong. The facilities are rented at regular commercial rates, and management believes other facilities are available at competitive rates should it be required to change locations or add facilities. The corporate headquarter is located in Hong Kong with its China operations headquarters in Beijing. The Beijing operation leases office space of 1,348 sq.m. (approximately 14,680 sq.ft.) for two-year terms ending in March, 2011 at an annual rental of RMB1.2 million (US$181,818). Our network operating center occupies 165 sq.m. (approximately 1,750 sq.ft.) under a two-year lease ending in December, 2010 at an annual rental of RMB2 million (US$303,030). In addition, we currently lease 21 MHz of satellite Ku-band transponder bandwidth on the Asias at 3S satellite at a cost of approximately RMB183,000 (US$27,727) per year per MHz. Together, the leased facilities are adequate to conduct our business operations.

We have the land use rights, ranging from 40 to 50 years to around 370,000 sq. m. of land in Chongqing;  236,000 sq. m. in Guilin; and 71,000 sq. m. in Wuhan. Buildings with over 461,000 sq. m. floor space have been constructed on the land, which are used as the campus of FTBC,  LJC and HIUBC to provide teaching , recreational and dormitory facilities to students and staff.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol CAST. The closing price for our common stock on March 10, 2011, was US$5.96.

Our common stock, warrants and units began trading on the NASDAQ Global Market on October 29, 2007.  The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the securities as reported on the NASDAQ Global Select Market in U.S. dollars. These quotations reflect inter-dealer prices, without markup, markdown or commissions, and may not represent actual transactions.

			Warrants
	Common Stock		(US$) (1)		Units (2)
	High	Low	High	Low	High		Low
2009:
First Quarter	3.35	2.28	0.06	0.01		(3)		(3)
Second Quarter	7.30	3.08
Third Quarter	7.60	5.65
Fourth Quarter	8.60	5.16
2010:
First Quarter	8.27	6.27
Second Quarter	7.47	5.90
Third Quarter	7.08	5.59
Fourth Quarter	7.87	7.09
2011:
First Quarter (January 1 — March 10)	7.73	5.96

(1)	NASDAQ suspended trading of the Warrants on March 12, 2009.

(2)	NASDAQ suspended trading of the Units on March 12, 2009.

(3)	There was no trading during the period indicated.

Number of Holders

As of March 11, 2011, there were 601 record holders of our common stock.

Dividends

We have not paid any dividends on our common stock to date. Any dividends paid will be solely at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity compensation plan in effect as of December 31, 2010.

Number of
Securities
Remaining
	Number of		available for
	securities to	Weighted-	Future
	be issued	Average	Issuance
	upon	exercise price	under equity
	exercise of	Of	Compensation
	outstanding	Outstanding	Plans
	option,	Options	(excluding
	warrants and	warrants and	Securities
	rights	Rights	reflected in
Plan Category	(a)	(b)	column (a)(c)
Equity compensation plan approved by securities holders	2,500,000	Nil for 312,500 restricted shares; US$6.3 for 1,200,000 options; and nil for 396,678 restricted shares	590,822

Equity compensation plan not approved by securities holders	—	None issued	—

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

Equity Repurchases

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 18, 2009 we issued a total of 2,582,947 restricted shares of our common stock to four individuals who were former minority shareholders of FTBC at a price of  US$7.6524 per share. The proceeds from the sale of these shares were used to set off against the Company’s commitment to pay to such former minority shareholders of FTBC US$19.8 million in cash for the 20% of FTBC which the Company acquired on the same day.  The sale of the shares to each of these investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that each of the investors is a non-U.S. Person (as defined in the Act).

On January 5, 2010, we issued 692,520 restricted shares of our common stock to Thriving Blue Limited, a British Virgin Islands company that is 100% owned by Ron Chan Tze Ngon, the Company’s Chief Executive Officer (“Thriving Blue”) pursuant to a Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue for a purchase price of US$7.22 per share or an aggregate purchase price of US$4,999,994.40.  The shares are beneficially held on behalf of Ron Chan Tze Ngon, Michael Santos, and Antonio Sena. The sale of the shares to Thriving Blue was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that Thriving Blue is a non-U.S. Person (as defined in the Act).

On April 29, 2010, we entered into a Stock Purchase Agreement with Wu Shi Xin, the sole stockholder of Wintown Enterprises Limited, a British Virgin Islands company (“Wintown”), pursuant to which Mr. Wu agreed to purchase 3,735,734 shares of our common stock for a purchase price of US$7.85 per share, or an aggregate purchase price of US$29.3 million. Wintown is the holding company for Hubei Industrial University Business College, a private, accredited university in Wuhan, China. The sale of the Shares to Mr. Wu is exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the Shares was not made in the United States and that Mr. Wu is not a U.S. Person (as defined in the Act).

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands of RMB except share and per share data)
Selected Consolidated Statements of Operations Data:
Revenue	514,011	346,547	282,614	183,496	174,119
Cost of revenues	(267,392)	(147,501)	(126,852)	(79,802)	(89,390)
Gross profit	246,619	199,046	155,762	103,694	84,729
Total operating expenses, net	(138,507)	(69,039)	(68,117)	(42,511)	(36,433)
Income from continuing operations	71,985	98,264	71,209	69,151	30,097
(Loss) income from discontinued operations	1,280	1,154	(21,025)	(7,020)	(2,250)
Net income	73,265	97,418	50,184	62,131	27,847
Noncontrolling interest	(1,454)	(7,339)	(7,517)	(3,472)	(8,143)
Net income attributable to the Company	71,811	92,079	42,667	58,659	19,704

Net income from continuing operations attributable to the Company per share:
Basic	1.46	2.46	2.08	2.37	1.44
Diluted	1.44	2.45	2.06	2.35	1.23
Income (loss) from discontinued operations attributable to the Company per share:
Basic	0.03	0.03	(0.68)	(0.26)	(0.27)
Diluted	0.03	0.03	(0.68)	(0.25)	(0.23)
Net income attributable to the Company per share:
Basic	1.49	2.49	1.40	2.21	1.17
Diluted	1.47	2.48	1.38	2.10	1.00

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	244,403	327,645	220,131	138,610	278,067
Term deposits	704,000	507,000	369,000	596,768	442,921
Total assets	2,894,190	2,273,149	1,499,159	950,714	940,579

We adopted authoritative pronouncement issued by Financial Accounting Standards Board ("FASB") regarding accounting for uncertainty in income taxes on January 1, 2007, prospectively.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2010 and 2009. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(Amounts in thousands of RMB except share and per share data)
Selected quarterly operating results
Revenues	169,886	125,119	110,645	108,361	112,091	82,185	75,754	76,517
Cost of revenues	(102,847)	(64,190)	(52,136)	(48,219)	(58,021)	(30,343)	(28,932)	(30,205)
Gross profit	67,039	60,929	58,509	60,142	54,070	51,842	46,822	46,312
Total operating expenses, net	(93,526)	(10,782)	(15,471)	(18,728)	(26,414)	(13,363)	(11,528)	(17,735)
Income from continuing operations	(34,681)	42,100	33,010	31,556	17,043	29,780	28,596	22,845
Income (loss) from discontinued operations	1,280	-	-	-	2,595	(388)	(449)	(604)
Net income	(33,401)	42,100	33,010	31,556	19,638	29,392	28,147	22,241
Noncontrolling interest	(27)	(559)	(434)	(434)	(394)	(2,036)	(2,350)	(2,559)
Net income (loss) attributable to the Company	(33,428)	41,541	32,576	31,122	19,244	27,356	25,797	19,682
Net income from continuing operations attributable to the Company per share:
Basic	(0.70)	0.83	0.69	0.68	0.42	0.77	0.73	0.57
Diluted	(0.70)	0.82	0.69	0.67	0.43	0.77	0.73	0.57
Income (loss) income from discontinued operations attributable to the Company per share:
Basic	0.03	-	-	-	0.06	(0.01)	(0.01)	(0.02)
Diluted	0.03	-	-	-	0.06	(0.01)	(0.01)	(0.02)
Net income (loss) attributable to the Company per share:
Basic	(0.67)	0.83	0.69	0.68	0.48	0.76	0.72	0.55
Diluted	(0.67)	0.82	0.69	0.67	0.48	0.75	0.72	0.55

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

Overview

We are a leading post-secondary education and e-Learning services provider in China. We provide post-secondary degree and diploma programs through our three universities in China: The Foreign Trade and Business College of Chongqing Normal University, the Lijiang College of Guangxi Normal University and the Hubei Industrial University Business College. These universities offer fully accredited, career-oriented bachelor's degree and diploma programs in business, economics, law, IT/computer engineering, hospitality and tourism management, advertising, language studies, art and music. We provide its e-Learning services to post-secondary institutions, K-12 schools, government agencies and corporate enterprises via our nationwide satellite/fiber broadband network. These services include interactive distance learning applications, multimedia education content delivery and vocational training courses.

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

The revenues from provision of distance learning services via satellite bandwidth and network is recognized as the services are provided. Subscription fee received from the multimedia educational content broadcasting service is recognized as revenue over the subscription period during which the services are delivered.

Revenues from bachelor degree and diploma program offerings, representing tuition fees and accommodation and catering service income, are recognized on a straight-line basis over the service period.

The colleges' academic year is generally from September to August of the following year. All the admitted students need to register in September at the beginning of a semester. There are mainly two ways the tuitions are collected. A student either

a)      pays the tuition fee in cash at the beginning of each academic year when registering in September, or

b)      registers in September but uses student loans to pay the tuition fee later. The tuition fee would be collected once the student loan is processed by the bank.

Revenue recognition is the same in both cases. Tuition received from degree and diploma programs is recognized proportionately over the relevant period attended by the students of the applicable program. The portion of tuition payments received from students but not earned is recorded as deferred revenue and is reflected as a current liability as such amounts represent revenue that the Company expects to earn within one year.

Tuition refunds are provided to students if they decided to withdraw from school for the remaining service period, up to 90% of the tuition fee received. Tuition refunds have not been significant since the cancellation rate has been low.

Revenues from satellite communication related equipment and accessories are recognized once the equipment and accessories are delivered and accepted by the customers.

Useful lives and impairment of Property and equipment, and acquired intangible assets. Property and equipment and acquired intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. In particular, customer relationship (FTBC) acquired is amortized using the accelerated amortization method up to 41 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated. Customer relationship (LJC) acquired is amortized using the accelerated amortization method up to 47 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated. Affiliation agreement acquired is amortized on a straight-line basis up to 59 months. Customer relationship (HIUBC) acquired is amortized using the accelerated amortization method over 48 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated. Affiliation agreement acquired is amortized on a straight-line basis over 36 months.  Property and equipment and acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Impairment of non-current advances. The non-current advances by the Company to CCL were for money spent on asset and expenses to build up the satellite business of CCL over the years. On December 31, 2010, CCTSH, CCLX and CCL entered into a Service Agreement (the "Service Agreement") under which CCL will assist CCLX to renew the inter-provincial value-added telecommunication service license (the "VSAT License") for the next ten years. The VSAT License is critical to the Company's E-learning and training services. Without the license, the Company is not allowed to conduct its business through satellite in China.  Prior to December 31, 2010, the license was renewed each year with the assistance from CCL.  In consideration of CCL's service in assisting the Company to obtain the renewal of the license, the Company shall pay an annual service fees to CCL in the amount of RMB 8.1million during the service term of the Service Agreement and RMB60 million remaining balance of the noncurrent advances, after deducting the purchase price of NCI in CCLX, will be used as a prepayment for this service. However, given that the annual renewal of VSAT license needs to be approved by a government agency and the result is not under the control of neither CCL nor CCLX, the Company believes that the fair value of the VSAT license renewal service to be provided by CCL cannot be reasonably estimated. In addition, CCLX undertakes to CCL in the Service Agreement that it will not take back nor to recover any amount of the prepayment even though it subsequently does not require the service of CCL during the entire service term. As a result, the Company decided to write off the RMB60 million for the prepayment for VSAT license renewal service. The impairment loss of RMB60 million is included in the operating income.

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

Impairment of cost method investments. The Company periodically reviews the carrying value of the cost method investments for continued appropriateness. When there is an impairment indicator. This review is based upon the Company’s projections of anticipated future cash flows. While the Company believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations.

Income taxes. The Company has provided a full valuation reserve related to its substantial deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates whether it is more likely than not that the deferred tax assets would be realized and assesses the need for valuation allowance.

Effective on January 1, 2007, the Company adopted the authoritative pronouncement regarding uncertainty in income taxes . Under the guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-that-not to be sustained upon audit by the relevant taxing authority based solely on technical merits of the associated tax position. If the Company ultimately determines that the payment of these liabilities will be unnecessary, the Company will reverse the liability and recognize a tax benefit during that period. Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than the expected ultimate assessment. The Company also elected the accounting policy that the interest and penalties recognized are classified as part of its income taxes. The unrecognized tax benefits, tax liabilities and accrued interest and penalties represent management’s estimates under the provisions of the guidance. The three acquired universities have not paid any income tax so far. The Company provided provision of unrecognized tax benefits for the three acquired universities since significant judgments are required in determining whether such universities are qualified for the income tax exemption. The ultimate amount of tax liability may be uncertain as a result. As of December 31, 2010, the total unrecognized tax benefits was approximately RMB110 million.

Impairment of Goodwill. The carrying value of goodwill as of December 31, 2010 by operating segments was as follows:

	2010	2009
	(RMB'000)	(RMB'000)
E-learning and training serve Group (“ELG”)	1,618	1,614
Traditional University Group (“TUG”).	772,465	502,157
	774,083	503,771

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

We performed our annual goodwill impairment test at December 31, 2010. Our reporting units are consistent with our two operating segments.

The goodwill allocated to our ELG segment arose in 2004 when we further purchased a portion of non-controlling interests of one subsidiary, CCT BVI, from three non-controlling shareholders. We note that prior to 2008 this was the only reporting unit and segment of the Company, and the market capitalization of the Company as of December 31, 2007 (RMB1,362.8 million) greatly exceeded the carrying amount of the ELG reporting unit, RMB804.6 million. Accordingly, we determined that the first step of the goodwill impairment test was passed, and that the goodwill of the ELG reporting unit was not impaired as of December 31, 2007. The assets and liabilities that make up the ELG reporting unit  did not change significantly from 2007 to 2010. The ELG reporting unit is a relatively well established business. Revenue of this reporting unit has been growing steadily since 2004. Revenue grew 5% from 2007 to 2010, and we expect that the revenue of this reporting unit will continue to grow in the future. No significant negative events occurred and the likelihood that the fair value would be less than the carrying amount of the ELG reporting unit as of December 31, 2010 was remote. Therefore we determined that the fair value of the ELG reporting unit would be no less than the carrying amount of this reporting unit.

The Company had one acquisition in 2008 which resulted in the addition of the TUG segment. The Company had another acquisition in 2009 and 2010, repectively, to further expand the TUG segment. For our TUG segment, we estimated the fair value of the reporting unit using the income approach. The income approach involves applying appropriate discount rates to estimated cash flows that are based on earnings of forecasts developed by us. The assumptions used in deriving the fair valuations are consistent with our business plan at the time of each valuation. These  assumptions include: no material changes in the existing political, legal and economic conditions in China, no major changes in applicable tax rates and no material deviation in market conditions from our forecasts. The risks associated with achieving our forecasts were assessed in selecting the appropriate discount rate to apply to the estimated cash flows.

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

Revenue growth rate
The forecasted average annual growth rate of revenue is 3 – 19% from 2011 to 2015. This reflects the following assumptions:
Student capacity of the campus is expected to grow upon completion of the planned construction projects;

Demand for accredited degree program is expected to grow significantly in the PRC; and

A long term growth rate into perpetuity has been determined to be 3% with reference to the birth rate, market penetration and other related factors.

COGS growth rate	Cost of goods sold ("COGS") are forecasted to grow by 0 to 10% from 2011 to 2015.

Discount rate
The discount rate applied to the cash flows is based on the weighted average cost of capital (“WACC”) of the Company. WACC is the weighted average of the estimated rate of return required by equity and debt holders for an investment of this type. We used 16.0 to 19%.

Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. During the years ended December 31, 2008, 2009 and 2010, we determined that there had been no impairment of goodwill.

Results of Operations

For the purpose of the discussion and analysis of the results of CEC, the consolidated group is referred to as “the Group”. CEC is sometimes referred to as the “Company”. The satellite operating entity, ChinaCast Company Limited, is referred to as “CCL” and its registered branch in Beijing is referred to as “CCLBJ”. The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.6RMB at December 31, 2010 for 2010; 1USD = 6.8RMB at December 31, 2009 for 2009; and 1USD = 6.8RMB at December 31, 2008 for 2008.

Since our acquisition of Hai Lai, we have been organized as two business divisions, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

Year ended December 31, 2010 compared to year ended December 31, 2009

The revenue of the Company for 2010 amounted to RMB514.0 million (US$77.9 million) representing an increase of 48.3% compared to RMB346.5 million (US$51.0 million) in 2009. The increase was mainly due to the growth of the TUG. The results of LJC was consolidated for the whole year in 2010 whereas its result was consolidated for the period from October 5, 2009 to December 31, 2009 in 2009 after the acquisition of East Achieve. HIUBC also contributed to the growth after the acquisition of Wintown on August 23, 2010.

Revenue of the ELG amounted to RMB208.1 million (US$31.5 million) for 2010 as compared to revenue of RMB196.3 million (US$28.9 million) for 2009. Service income, mainly of a recurring nature amounted to RMB189.9 million (US$28.8 million) for 2010 compared to RMB187.7 million (US$27.6 million) in 2009. Equipment sales, mainly project based, amounted to RMB18.2 million (US$2.8 million) against RMB8.6 million (US$1.3 million) last year. The following table provides a summary of the ELG’s revenue by business lines:

	2010		2009		2008
(millions)	RMB	US$	RMB	US$	RMB	US$
Post secondary education distance learning	113.9	17.3	109.2	16.1	96.9	14.3
K-12 and content delivery	63.0	9.5	64.1	9.4	65.6	9.6
Vocational training, enterprise/government training and networking services	31.2	4.7	23.0	3.4	36.9	5.4

Total ELG revenue	208.1	31.5	196.3	28.9	199.4	29.3

Net revenue from post secondary education distance learning services increased from RMB109.2 million (US$16.1 million) in 2009 to RMB113.9 million (US$17.3 million) in 2010. The increase of 4.3% was mainly due to the increase in student enrollment and the increase in tuition fee. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 143,000 from 138,000 at the end of 2009.

The revenue from the K-12 and content delivery business decreased slightly by approximately 1.7% from RMB64.1 million (US$9.4 million) to RMB63.0 million (US$9.5 million). The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services and enterprise government training and networking services increased from RMB23.0 million (US$3.4 million) to RMB31.2 million (US$4.7 million). The decrease was mainly due to the increase in equipment sales, the nature of which is not recurring.

TUG was established in the second quarter of 2008 after the acquisition of Hai Lai and was expanded to include LJC acquired in 2009 and the newly acquired HIUBC in 2010. TUG’s revenue amounted to RMB150.3 million (US$22.1 million) in 2009 as compared to a revenue of RMB305.9 million (US$46.4 million) in 2010. The following table provides a summary of the TUG’s revenue by universities:

	2010		2009		2008
(millions)	RMB	US$	RMB	US$	RMB	US$
FTBC Group
Tuition	123.4	18.7	110.3	16.2	70.9	10.4
Other	17.2	2.6	12.0	1.8	12.3	1.8
Sub-total	140.6	21.3	122.3	18.0	83.2	12.2
LJC Group
Tuition	110.6	16.8	25.1	3.7	-	-
Other	12.3	1.9	2.9	0.4	-	-
Sub-total	122.9	18.7	28.0	4.1	-	-
HIUBC Group
Tuition	38.2	5.8	-	-	-	-
Other	4.2	0.6	-	-	-	-
Sub-total	42.4	6.4	-	-	-	-
Total TUG revenue	305.9	46.4	150.3	22.1	83.2	12.2

FTBC had approximately 12,000 students and 12,600 students in 2009 and 2010, respectively, and generated RMB110.3 million (US$16.2 million) and RMB123.4 million (US$18.7 million) of tuition revenue in 2009 and 2010, respectively. The increase was due to an increase in tuition fees and the student enrollment. Other revenue of FTBC, which comprises mainly accommodation and catering revenue, amounted to RMB12.0 million (US$1.8 million) and RMB17.2 million (US$2.6 million) for 2009 and 2010, respectively. LJC had approximately 8,400 students and 9,200 students for 2009 and 2010, respectively. LJC generated RMB25.1 million (US$3.7 million) of tuition revenue in 2009 after the completion of its acquisition on October 5, 2009 and generated RMB110.6 million (US$16.8 million) of tuition revenue in 2010. Other revenue of LJC, which comprises mainly accommodation and catering revenue, amounted to RMB2.9 million (US$0.4 million) and RMB12.3 million (US$1.9 million) in 2009 and 2010, respectively. HIUBC had approximately 10,800 students for 2010 and generated RMB38.2 million (US$5.8 million) of tuition revenue in 2010 after the completion of its acquisition on August 23, 2010. Other revenue of HIUBC, which comprises mainly accommodation and catering revenue amounted to RMB4.2 million (US$0.6 million)

Cost of sales of the Company increased by 81.3% from RMB147.5 million (US$21.7 million) in 2009 to RMB267.4 million (US$40.5 million) in 2010. The increase was mainly due to the expansion of the TUG.

ELG’s cost of materials increased from RMB8.5 million (US$1.2 million) for 2009 to RMB18.0 million (US$2.7 million) for 2010. The changes were mainly due to increase in equipment sales. The cost of service for the ELG decreased modestly from RMB34.9 million (US$5.1 million) for 2009 to RMB26.5 million (US$4.0 million) for 2010. The decrease was mainly due to the termination of the payment of satellite platform usage fee to CCLBJ effective from January 1, 2010.

TUG’s cost increased from RMB104.1 million (US$15.3 million) for 2009 to RMB222.9 million (US$33.8 million) for 2010. The main reason for the increase was that the result of LJC was consolidated for the whole year in 2010 whereas its result was consolidated for the period from October 5, 2009 to December 31, 2009 in 2009. The acquisition of HIUBC in August 2009 also contributed to the increase in TUG’s cost. HIUBC’s cost for the period from August 23, 2010 to December 31, 2010 amounted to RMB38.5 million (US$5.8 million). Amortization of intangible assets amounted to RMB39.5 million (US$6.0 million) for 2010 as compared to RMB20.2 million (US$2.9 million) for 2009.

ELG’s gross profit margin increased by 0.7 percentage points, from 77.9% in 2009 to 78.6% in 2010. The main reason for the increase was the termination of the payment of satellite platform usage fee to CCLBJ in 2010, which was partly offset by the increase in equipment sales, which has a low margin. TUG’s gross profit margin decreased slightly by 3.6 percentage points, from 30.7% in 2009 to 27.1% in 2010. The decrease was mainly due to the lower margin of the newly acquired LJC and HIUBC, which had a higher revenue split to the parent university as compared to FTBC.

In 2009, the Company received a service fee of RMB5.1 million (US$1.0 million), as compared to RMB6.5 million (US$1.0 million) in 2008. The service arose from various agreements with CCL that entitled the Company to the economic benefits of its Beijing Branch — CCLBJ. The management service fee was terminated effective from January 1, 2010.

Selling and marketing expenses decreased by 35.6% to RMB3.0 million (US$0.5 million) in 2010 from RMB4.6 million (US$0.7 million) in 2009. The decrease was due to the drop in share option expense from RMB1.6 million (US$0.2 million) for 2009 to RMB0.4 million (US$0.06 million) for 2010.

General and administrative expenses increased by 19.6% to RMB84.4 million (US$12.8 million) in 2010 from RMB69.6 million (US$10.2 million) in 2009. The reduction of share option expense from RMB14.6 million (US$2.1 million) for 2009 to RMB7.4 million (US$1.1 million) for 2010 was offset by the increase in general and administrative expenses of the LJC and HIUBC after their acquisition.

The Company has foreign exchange losses of RMB1.0 million (US$0.1 million) in 2010 compared to RMB0.09 million (US$0.01 million) in 2009. The change was a result of the change in the RMB/US exchange rate.

The last tranche of the consideration for acquiring East Achieve amounting to RMB20.5 million (US$3.1 million) was settled in the third quarter of 2010. The amount was less than the contingent consideration recorded by the Company resulting in a gain of RMB9.5 million (US$1.4 million) for 2010.

The Company recorded an impairment loss of non-current advance amounting to RMB59.8 million (US$9.1 million) in 2010.

In 2010, the Company disposed of its 17.85% stake in TCX, resulting in a gain of RMB2.1 million (US$0.3 million).

Interest income increased from RMB8.3 million (US$1.2 million) in 2009 to RMB14.1 million (US$2.1 million) in 2010. The increase was due to a higher interest rate and a higher average term deposit holdings during the year.

Interest expense increased from RMB8.0 million (US$1.2 million) in 2009 to RMB13.7 million (US$2.1 million) in 2010. The interest expense was generated from bank borrowings of FIBC, LJC and HIUBC. The result of LJC was consolidated for the whole year in 2010 whereas its result was consolidated for the period from October 5, 2009 to December 31, 2009 in 2009. The acquisition of HIUBC in 2010 also contributed to the increase in interest expense.

Overall, profit before income tax and loss in equity investments decreased from RMB131.1 million (US$19.3 million) in 2009 to RMB110.7 million (US$16.8 million) in 2010, a decrease of 14.8%. The decrease was mainly due to the impairment loss of non-current advance amounting to RMB59.8 million (US$9.1 million) in 2010.

The Company recorded a loss in equity investments amounted to RMB0.1 million (US$0.02 million) in 2010 compared to RMB1.7 million (US$0.2 million) in 2009.

Income taxes increased by 28.8% from RMB29.9 million (US$4.4 million) in 2009 to RMB38.6 million (US$5.8 million) in 2010. The higher income tax was due to the increase in business and the expansion in TUG,

Gain from discontinued operations amounted to RMB1.2 million (US$0.2 million) in 2009 as compared to RMB1.3 million (US$0.2 million) in 2010, and the gain of 2009 arosed from the termination of the Company’s stake in CLS while the gain of 2010 arosed from the disposal of Jiangsu English Training Technology Limited.

Noncontrolling interest amounted to RMB1.5 million (US$0.2 million) in 2009 as compared to RMB7.3 million (US$1.1 million) in 2009. On September 18, 2009, the Company acquired the 20% minority stake in Hai Lai, which resulted in a reduction of the noncontrolling interest.

Net Income attributable to the Company amounted to RMB71.8 million (US$10.9 million) in 2010 compared to RMB92.1 million (US$13.5 million) in 2009.

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

Net revenue from post secondary education distance learning services increased from RMB96.9 million (US$14.3 million) in 2008 to RMB109.2 million (US$16.1 million) in 2009. The increase of 12.7% was due to the increase in student enrolment and the increase in tuition fee. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 138,000 from 131,000 at the end of 2008.

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

FTBC had approximately 11,000 students and 12,000 students in 2008 and 2009, respectively, and generated RMB70.9 million (US$10.4 million) and RMB110.3 million (US$16.2 million) of tuition revenue in 2008 and 2009, respectively. The results of FTBC was consolidated for the whole year in 2009 whereas its result was consolidated for the period from April 11, 2008 to December 31, 2008 in 2008 after the acquisition of Hai Lai.  Other revenue of FTBC, which comprises mainly accommodation and catering revenue amounted to RMB12.3 million (US$1.8 million) and RMB12.0 million (US$1.8 million) for 2008 and 2009, respectively. LJC had approximately 8,400 students and generated RMB25.1 million (US$3.7 million) of tuition revenue in 2009 after the completion of its acquisition on October 5, 2009. Other revenue of LJC, which comprises mainly accommodation and catering revenue amounted to RMB2.9 million (US$0.4 million) in 2009.

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

Gain from discontinued operations amounted to RMB1.2 million (US$0.02 million) in 2009 as compared to loss amounted to RMB21.0 million (US$3.1 million) in 2008. The gain of 2009 arose from disposal the Company's stake in CLS amounting to RMB1.2 million (US$0.2 million); and the loss from discontinued operations in 2008 was mainly due to an impairment loss on brand name usage right amounting to RMB14.5 million (US$2.1 million).

Net income attributable to non-controlling shareholders amounted to RMB7.3 million (US$1.1 million) in 2009 as compared to RMB7.5 million (US$1.1 million) in 2008.

Net Income attributable to the Company amounted to RMB92.1 million (US$13.5 million) in 2009 compared to RMB42.7 million (US$6.3 million) in 2008.

Liquidity and Capital Resources

Cash and bank balances together with term deposits increased from RMB834.6 million (US$122.8 million) at December 31, 2009, to RMB948.4 million (US$143.7 million) at December 31, 2010. The increase of approximately 13.6% was because of the proceeds from the issuance of shares of the Company in 2010.

Net cash generated from operating activities was RMB352.6 million (US$53.4 million) in 2010 as compared to RMB135.1 million (US$19.9 million) in 2009. Mainly, it is due to the net cash generated from operating activities for 2009 was depressed because after the acquisition of LJC on October 5, 2009, there was a payment of RMB27.3 million (US$4.0 million) to Guangxi Normal University as fee payment under the affiliation agreement for revenue received before October 5, 2009. The revenue received before October 5, 2009 was not consolidated into the operating cash flow of the Company, but the fee payment under the affiliation agreement payment after October 5, 2009 was included in the operating cash outflow. As such, the operating cash flow would be reduced accordingly.

Net cash used in investment activities in 2010 was RMB617.6 million (US$93.6 million), mainly reflecting settlement of acquisition consideration in relation to HIUBC of RMB340.1 million (US$51.5 million). The Company also paid RMB100.4 million (US$15.2 million) for acquiring property and equipment mainly for TUG. There was also a transfer to fixed deposit of RMB197.0 million (US$29.8 million). Net cash used in investment activities in 2009 was RMB385.5 million (US$56.7 million), mainly reflecting settlement of acquisition consideration in relation to LJC of RMB221.9 million (US$32.6 million).

Net cash provided by financing activities in 2010 was RMB180.0 million (US$27.1 million), mainly reflecting the proceeds from issue of shares and net repayment of bank borrowing amounting to RMB32.4 million (US$4.9 million). Net cash provided by financing activities in 2009 was RMB327.6 million (US$48.2 million), mainly reflecting the proceeds from issue of shares in a secondary offerings and RMB70 million (US$10.3 million) bank borrowing raised.

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

On January 5, 2010, the Company issued 692,520 restricted shares of our common stock to Thriving Blue Limited, a British Virgin Islands company that is 100% owned by Ron Chan Tze Ngon, the Company’s Chief Executive Officer (“Thriving Blue”) pursuant to a Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue for a purchase price of US$7.22 per share or an aggregate purchase price of US$4,999,994.40. The shares are beneficially held on behalf of Ron Chan Tze Ngon, Michael Santos, and Antonio Sena.

On April 29, 2010, the Company entered into a Stock Purchase Agreement with Wu Shi Xin, the sole stockholder of Wintown Enterprises Limited, a British Virgin Islands company (“Wintown”), pursuant to which Mr. Wu purchased 3,735,734 shares of our common stock for a purchase price of US$7.85 per share, or an aggregate purchase price of US$29.3 million. Wintown is the holding company of HIUBC.

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

Total assets at the end of 2010 amounted to RMB2,894.2 million (US$438.5 million). In 2009, total assets was RMB2,273.9 million (US$334.4 million), an increase of 27.3%. Total current assets increased by 16.1% to RMB1,067.4 million (US$161.7 million).

Accounts receivable increased from RMB53.8 million (US$7.9 million) as at December 31, 2009 to RMB59.4 million (US$9.0 million) at the end of 2010. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.0 million (US$0.2 million) and RMB1.4 million (US$0.2 million) as at December 31, 2010 and December 31, 2009 respectively.

Prepaid expenses and other current assets increased from RMB19.2 million (US$2.9 million) as at December 31, 2009 to RMB48.2 million (US$7.3 million). The increase was mainly due to the increase in deposits and prepayments for construction projects paid by LJC.

The Company had bank borrowings amounting to RMB260.0 million (US$39.4 million) at December 31, 2010, to finance the construction projects and campus capacity expansion in TUG.

	Payment Due by Period

	Total	Within	2012	2013	2014 and	Other
		1 Year			beyond
	(RMB	(RMB	(RMB	(RMB	(RMB	(RMB
	‘000)	‘000)	‘000)	‘000)	‘000)	‘000)
Long-term debt obligation
Principal	260,000	170,000	55,000	30,000	5,000	-
Interest	22,672	14,628	5,603	2,345	96	-
Operating lease commitments	3,680	1,617	2,063
FIN48 obligation	109,933					109,933
Lease obligation for information usage and satellite platform usage	12,136	12,136
Total contractual obligations	408,421	198,381	62,666	32,345	5,096	109,933
Equivalent US$ ‘000.	61,882	30,058	9,495	4,901	772	16,657

Contractual Obligations and Commercial Commitments. The Company has various contractual obligations that will affect its liquidity. The following table sets forth the contractual obligations of The Company as of December 31, 2010:

Operating Leases. The Company leases certain office premises under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2008, 2009, and 2010 were RMB6.7 million, RMB3.0 million and RMB2.7 million (US$0.4 million), respectively. The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services. Rental expense related to these operating lease arrangement for the years ended December 2008, 2009 and 2010 were RMB17.5 million, RMB17.4 million and RMB12.1 million (US$1.8 million), respectively. The Company had no fixed commitment on information usage and satellite platform usage fee. The satellite platform usage fee was payable to the CCLBJ calculated at 10% of revenue generated by a subsidiary of the Company for 2008 and 2009.

As of December 31, 2010, future minimum capital commitments under the non-cancelable construction premises was RMB nil million due in 2010.

The Company has not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Accounting Pronouncements

Recent Accounting Pronouncement

In June 2009, the FASB issued an authoritative pronouncement to amend the accounting rules for variable interest entities.  The amendments effectively replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance.  The new guidance also requires additional disclosures about a reporting entity's involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement.

The new guidance is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, and all interim and annual periods thereafter.

The Company has had one consolidated variable interest entity under the authoritative literature prior to the amendment discussed above because it was the primary beneficiary of the entity.  Because the Company, through its wholly owned subsidiary, has (1) the power to direct the activities of the variable interest entity that most significantly affect the entity's economic performance and (2) the right to receive benefits from the variable interest entity. This new guidance has been adopted by the company on January 1, 2010.  The Company continues to consolidate the variable interest entity upon the adoption of the new guidance which therefore has no impact on the Company's financial condition or results of operations, except for the additional disclosures on the face of and in the notes to the consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted.

 In December 2010, the FASB issued an authoritative pronouncement on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the guidance is effective for impairment tests performed during entities' fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption will not be permitted. For nonpublic entities, the guidance is effective for impairment tests performed during entities' fiscal years (and interim periods within those years) that begin after December 15, 2011. Early application for nonpublic entities is permitted; nonpublic entities that elect early application will use the same effective date as that for public entities.

In December 2010, the FASB issued an authoritative pronouncement on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable t the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. For most calendar-year-end companies, companies should evaluate and disclose the impact, if any, this guidance will have on its consolidated financial statements starting from January 1, 2011.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2010, the exchange rate of RMB to US$1 was RMB6.6.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2010 and 2009, we have cash denominated in U.S. dollars amounting to RMB2.9 million (US$0.4 million) and RMB 22 million, respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB1.0 million (US$0.1 million) for the year ended December 31, 2010. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the year ended December 31, 2010, we recorded an interest income of RMB14.1 million (US$2.1 million). Any significant changes in interest rate might have an adverse effect on this interest income.

We have short-term and long-term bank loans amounting to RMB260.0 million (US$39.4 million) at December 31, 2010. Interest expense in the twelve months ended December 31, 2010 was RMB13.7 million (US$2.1 million). Any significant changes in interest rate might have an adverse effect on interest expense.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 5.9%, -0.7% and 4.6% in 2008, 2009 and 2010, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, financial statement schedule and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2009 and 2010.

3.	Consolidated Statements of Operations and comprehensive income for the years ended December 31, 2008, 2009 and 2010.

4.	Consolidated Statements of changes in Equity for the years ended December 31, 2008, 2009 and 2010.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010.

6.	Notes to Consolidated Financial Statements.

7.	Schedule I

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective as of December 31, 2010 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the identification of the following material weaknesses in our internal controls discussed in “Management’s Annual Report on Internal Control Over Financial Reporting”:

-	Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process
-	Lack of contemporaneous documentation of certain decisions made by the Board of Directors

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted a comprehensive review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation which excluded Wintown and its subsidiaries as discussed in the paragraphs below, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

-	Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process
-	Lack of contemporaneous documentation of certain decisions made by the Board of Directors

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Wintown and its subsidiaries were excluded from the year’s self assessment by the management. The acquisition of Wintown was completed on August 23, 2010. As an investment holding company, Wintown beneficially owns HIUBC’s Management. In view of the limited timeframe between September and December 2010, management decided to exclude Wintown and its subsidiaries from this year’s management self assessment as it was felt that the time available was inadequate to complete an effective assessment of the internal control of Wintown and its subsidiaries during the period as well as insufficient to effectively implement and roll out any meaningful changes. Management was also of the view that any potential risk from Wintown and its subsidiaries is manageable and should not be a key concern for the current year.

Subtotals pertaining to Wintown and its subsidiaries, whose internal controls have not been assessed and their significance (in percentage) to the Consolidated Financial Statements of CEC, are set out below.

	Million RMB	%
Net assets (including goodwill and intangible assets acquired)	434.7	25%
Total assets (including goodwill and intangible assets acquired)	696.7	24%
Revenues	42.4	8%

In addition, net loss of Wintown and its subsidiaries was approximately RMB4.0 million for the period from the date of acquisition to the end of 2010 and it represented 5% of net income of the Company.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included in this Annual Report on Form 10-K.

(c)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION

We have audited the internal control over financial reporting of ChinaCast Education Corporation, its subsidiaries and its variable interest entities (collectively, the "Company") as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wintown Enterprises Limited and its subsidiaries (collectively, "Wintown"), which were acquired on August 23, 2010

Subtotals pertaining to Wintown and its subsidiaries, whose internal controls have not been assessed and their significance (in percentage) to the Consolidated Financial Statements of CEC, are set out below.

	Million RMB	%
Net assets (including goodwill and intangible assets acquired)	434.7	25%
Total assets (including goodwill and intangible assets acquired)	696.7	24%
Revenues	42.4	8%

In addition, net loss of Wintown and its subsidiaries was approximately RMB4.0 million for the period from the date of acquisition to the end of 2010 and it represented 5% of net income of the Company.

Accordingly, our audit did not include the internal control over financial reporting at Wintown.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of  deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesess have been identified and included in management's assessment:

1)	Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process.

2)	Lack of contemporaneous documentation of certain decisions made by the Board of Directors.

The material weaknesses were considered in determining  the nature, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Group has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the retrospective application of the authoritative pronouncement issued by Financial Accounting Standards Board regarding the noncontrolling interests and an explanatory paragraph relating to the convenience translation of Renminbi amounts into United States dollar amounts in the financial statements.

/s/ Deloitte Touche Tohmatsu CPA Ltd.
Beijing, People's Republic of China
March 16, 2011

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

Our current directors and executive officers are as follows:

Name	Age	Title
Ron Chan Tze Ngon	55	Chairman & Chief Executive Officer
Michael Santos	49	Executive Director & President International
Daniel Tseung	39	Director
Justin Tang	40	Director
Ned Sherwood	61	Director
Li Wei	47	Chief Operating Officer
Antonio Sena	55	Chief Financial Officer & Secretary
Jim Ma	39	Chief Accounting Officer & Vice President
Jiang Xiangyuan	50	Chief Investment Officer

The following is certain biographical information with respect to our current and former executive officers and directors. There are no family relationships among any of the executive officers or directors of the Company.

Ron Chan Tze Ngon has been Chairman and Chief Executive Officer of our Company since February 9, 2007, responsible for the strategic direction and shaping of the various business models of ChinaCast Communication Holdings Limited (“CCH”). Mr. Chan was appointed Chief Executive Officer of CCH in 1999. Mr. Chan worked as a sales executive in Sun Hung Kai (China) Limited from 1983 to 1985, and from 1985 to 1986 was sales manager for Unisys China Limited. From 1987 to 1988, he was strategic account manager for Unisys Asia Limited, and thereafter joined Unisys Hong Kong Limited as a sales director until 1990. Mr. Chan then joined CL Computer China/Hong Kong Limited as its general manager prior to founding, in 1993, Technology Ventures Holdings, an information technology company currently listed on the Hong Kong Stock Exchange. Mr. Chan holds a Master of Science, Mathematics degree and a Master of Computer Science degree, both from Concordia University in Montreal, Canada.   Among other qualifications, Mr. Chan brings to the Board executive leadership experience, along with his historical industry experience with the Company for over 10 years.

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

Justin Tang has been a director of our Company since February 9, 2007 and is a co-founder of Blue Ridge China, a private equity fund formed in 2006 that invests in companies in China. Prior to that, Mr. Tang was the co-founder of eLong, Inc., a leading online travel service company in China. From 2001 to 2006, Mr. Tang served as Chairman and CEO of eLong and in similar key executive positions at its predecessor company from 1999 to 2001. Prior to founding eLong, Mr. Tang held various positions in the financial services industry in the United States from 1993 to 1999. Mr. Tang studied at Nanjing University in China and received his BS degree from Concordia College in the United States.  Among other qualifications, Mr. Tang brings to the Board executive leadership experience, combined with a valuable and different perspective due to his extensive background in the financial services industry.

Daniel Tseung has been a director of our Company since February 9, 2007 and is currently the Managing Director at Sun Hung Kai Properties Direct Investments Ltd., the private equity division of one of Asia’s largest conglomerates, as well as Director of Investments for SUNeVision Holdings Limited, an Asian Internet infra-structure and services provider. He was previously a Director in the Technology & Communications Group of GE Equity, the private equity arm of GE Capital. He also currently serves on the Board of Directors of RCN Corporation (NASDAQ: RCNI) and Owens Corning (NYSE: OC). Mr. Tseung holds a Bachelor’s degree from Princeton University and a Master’s Degree from Harvard University.  Among other qualifications, Mr, Tseung brings to the Board executive leadership experience and public company experience through his role as that of s director of a NASDAQ listed public

Ned Sherwood has been a director of our Company since December 2009. Mr. Sherwood co-founded ZS Fund L.P., a middle market private equity firm, in 1985 and currently serves as its managing general partner.  Mr. Sherwood joined W. R. Grace & Co. in 1975 as a vice president in the Office of Strategic Projects, a group specializing in the evaluation and divestiture of various W. R. Grace & Co.’s business units.  In 1981, Mr. Sherwood joined AEA Investors, Inc., where he led a number of successful acquisitions until his departure to co-found ZS Fund L.P.  Mr. Sherwood has served as a director on a number of public company boards, including Consolidated Stores Corporation (now Big Lots, Inc.), Market Facts, Inc., Kaye Group, Inc., Colorado Prime, Inc., Southern Electronics, Inc., Mazel Company; Niagara Frontier Services, Inc. (now Tops Markets) and Sun Television and Electronics, Inc.  Mr. Sherwood graduated magna cum laude from The Wharton School at the University of Pennsylvania where he received the Herbert T. Steuer Memorial Award for the Most Outstanding Wharton Student.  Mr. Sherwood serves as a director for a number of not-for-profit organizations, including I HAVE A DREAM, the Dana Farber Hospital Advisory Board, the Stanford University Parents Advisory Board, City Squash and the Columbia-Presbyterian Heart Research Institute.  Among other qualifications, Mr. Sherwood brings to the Board executive leadership experience, and a global business perspective from his service on other boards.

Antonio Sena is our Chief Financial Officer, overseeing and coordinating the operation of its finance department as well as managing the financial functions. Mr. Sena is an Australian Chartered Accountant and ran his own management consulting practice prior to joining CEC in 2004. From 1996 to 2003, he was the Chief Financial Officer of Fujitsu PC Asia Pacific and from 1990 to 1996, he worked with the Byron Richfield Group in Hong Kong as Finance Director. From 1985 to 1990, he was the General Manager of Imagineering Asia, a large Australian listed IT distributor. Mr. Sena holds a Bachelor of Economics from the University of Sydney (Australia) and a Master of Commerce from the University of New South Wales. He is a fellow of CPA Australia.

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

Board Leadership Structure

The Board of Directors believes that Mr. Chan’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its stockholders. Mr. Chan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

Each of the directors other than Ron Chan Tze Ngon and Michael Santos is independent (see “Director Independence” below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director. Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

The Nominating and Corporate Governance Committee and the Board believe that the leadership skills and other experiences of its Board members, as described below, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Ron Chan Tze Ngon:  Mr. Chan has extensive PRC business experience and being a founder of the Company has enabled him to lead the Board throughout the development of the Company.

Michael Santos:  Mr. Santos’ extensive experience in satellite technology and exposure in the international for profit education markets enables him to guide the Board through related decisions.

Daniel Tseung:  Mr. Tseung’s strong academic background and extensive experience in reviewing financial results of companies as an investor together with his exposure in other boards of US companies enables him to be an effective director and to take up the responsibility as the chairman of our Audit Committee since the Company’s listing in the United States.

Justin Tang:  Mr.Tang’s experience in corporate finance in the United States and his extensive experience with public companies in the United States enables him to contribute significantly to the Board and to take up the responsibility of chairmanship of our Nomination and Corporate Governance Committee.

Ned Sherwood:  Mr. Sherwood’s extensive experience with boards of public companies in the United States enables him to be an effective director and to take up the chairmanship of our Compensation Committee.

Board Practices

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the board of directors will meet regularly on a quarterly basis and additionally as required.

Board’s Role in Risk Oversight

The Board of Directors as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant Board of Directors committees. These committees then provide reports to the full Board of Directors . The oversight responsibility of the Board of Directors and its committees is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The Board of Directors and its committees oversee risks associated with their respective areas of responsibility, as summarized below.

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

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

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

There were no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on October 20, 2010 for its Annual Meeting of Stockholders, which was held on November 19, 2010.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders.  Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined in the Marketplace Rules of NASDAQ and applicable SEC regulations.  Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o ChinaCast Education Corporation, Suite 08, 20F, One International Financial Centre, 1 Harbour View Street, Central, Hong Kong.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee. “Diversity,” as such, is not a criterion that the Nominating and Corporate Governance Committee considers. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year 2010, all of the executive officers complied with the filing requirements of Section 16(a) of the Exchange Act, the following individuals who did not timely file Form 4’s: Ron Chan Tze Ngon, Antonio Sena, Michael Santos and Jiang Xiangyuan. Each of these individuals did not timely file one Form 4 disclosing one reportable transaction, which they later reported on Form 4’s. Ned Sherwood did not timely file two Form 4’s disclosing two reportable transactions, which he later reported on Form 4. Daniel Tseung did not timely file one Form 4 disclosing three reportable transactions, which he later reported on Form 4. Jiang Xiangyuan and Ned Sherwood did not timely file one Form 3, which they later reported on Form 3’s.

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

The compensation committee currently oversees the design and administration of our executive compensation program.  Our compensation plans do not encourage excessive and unnecessary risk taking. The plans encourage long term staff retention which is critical for the Company to maintain its strategy of growing through acquisition and new business lines in the PRC. The Company does not believe that there are any risks arising from its compensation plans and policies that are likely to have a material effect on the Company.

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

Equity Incentive Compensation . A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s equity based compensation plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company.  Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options or incentive stock, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee will review the existing 2007 Omnibus Securities and Incentive Plan or approve additional plans from time to time, and determine the overall stock units that can be awarded during the period. The Compensation Committee will approve the award plan including performance target benchmarks proposed by the management for the executives each year.

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

A total of around 350,000 shares of common stock shall be available for award as stock based compensation in the form of restricted stock.  The percentage of the total number of shares of restricted stock for which an executive is eligible to receive shall be allocated as follows: (i) 25% based on achievement of the Revenue Target, (ii) 25% based on achievement of the Net Profit Target and (iii) 50% based on achievement of the Return of Assets Target.  In the case of each of these targets, achievement of the low end of the target range shall entitle the executive to receive 100% of the portion of total stock based compensation attributable to such target.  If, however, 110% of such target is achieved, the executive shall be entitled to receive 110% of the total stock based compensation attributable to such target.  Conversely, if only 80% of such target is achieved, the executive shall be entitled to receive 80% of the total stock based compensation attributable to such target.  All restricted stock awards made pursuant to the EIP shall vest in even amounts quarterly over the twelve consecutive fiscal quarters commencing April 30, 2010.

2010 Executive Incentive Plan

In August 6, 2010, we adopted our 2010 Executive Incentive Plan (the “EIP”).  The EIP is intended to form the basis for compensation of our executives (6 persons) and certain senior staff in 2011.

Pursuant to the EIP, the compensation package for each of our executives shall consist of (i) base salary, (ii) cash bonus and (iii) stock based compensation consisting of restricted shares of the Company’s common stock.  Cash bonuses and shares of restricted stock shall be based on the Company’s achievement of the following key performance targets:

 1 . Revenues of US$78-80 million for 2010 (“Revenue Target”)
 2.  Adjusted net profit of US$45-47 million for 2010 (“Net Profit Target”)
 3.  Return on adjusted tangible assets of 19-20% for 2010 (“Return of Assets Target”)

Adjusted tangible assets is defined as total assets less idle cash, acquired intanbile assets, goodwill, non current advances to related party and long term investment.

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

A total of around 500,000 shares of common stock shall be available for award as stock based compensation in the form of restricted stock.  The percentage of the total number of shares of restricted stock for which an executive is eligible to receive shall be allocated as follows: (i) 25% based on achievement of the Revenue Target, (ii) 25% based on achievement of the Net Profit Target and (iii) 50% based on achievement of the Return of Assets Target.  In the case of each of these targets, achievement of the low end of the target range shall entitle the executive to receive 100% of the portion of total stock based compensation attributable to such target.  If, however, 110% of such target is achieved, the executive shall be entitled to receive 110% of the total stock based compensation attributable to such target.  Conversely, if only 80% of such target is achieved, the executive shall be entitled to receive 80% of the total stock based compensation attributable to such target.  All restricted stock awards made pursuant to the EIP shall vest in even amounts quarterly over the twelve consecutive fiscal quarters commencing April 30, 2011.

Compensation Committee Report on Executive Compensation

Our compensation committee has certain duties and powers as described in its charter. The compensation committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent as defined by the NASDAQ Global Select Market listing standards.

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

Daniel Tseung

Justin Tang

Ned Sherwood

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors during 2010 were Daniel Tseung, Justin Tang and  Ned Sherwood. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Executive Compensation

Summary Compensation Table (US$)

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Ron Chan Tze Ngon,	2010	230,769	121,500	120,411	—	—	—	472,680	(8)
Executive Chairman and	2009	204,345	—	—	—	—	—	204,345
Chief Executive Officer (2)	2008	139,221	—	—	—	—	—	139,221
Li Wei,	2010	88,798	46,752	86,012	267,000	—	—	488,562	(9)
Chief Operating Office (3)	2009	80,030	—	—	267,000	—	—	349,030
	2008	82,899	—	—	267,000	—	—	349,899
Antonio Sena,	2010	184,615	97,200	103,184	176,220	—	—	561,219	(10)
Chief Financial Officer (4)	2009	131,586	—	—	178,890	—	—	310,476
	2008	134,475	—	—	178,890	—	—	313,365
Michael Santos,	2010	185,000	97,403	103,184	176,220	—	—	561,807	(11)
Director and Chief	2009	185,768	—	—	178,890	—	—	364,658
Marketing Officer (5)	2008	189,847	—	—	178,890	—	—	368,737
Jim Ma,	2010	138,462	72,900	86,012	176,220	—	—	473,594	(12)
VP of Finance (6)	2009	102,173	—	—	178,890	—	—	281,063
	2008	104,416	—	—	178,890	—	—	283,306
Jiang Xiang Yuan,	2010	88,798	46,752	103,184	267,000	—	—	505,734	(13)
VP (7)	2009	27,778	—	—	267,000	—	—	294,778
	2008	28,174	—	—	267,000	—	—	295,174

(1)	Valuation based on the dollar amount of option grants was based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(2)	During 2010, Mr. Ron Chan received a total of 19,837 restricted stock and bonus of $121,411 under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(3)
On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. During 2010, Mr. Li received a total of 14,170 restricted stock and bonus of $46,752 under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(4)
On January 11, 2008, Mr. Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. During the year, Mr. Sena received a grant of 16,999 restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(5)
On January 11, 2008, Mr. Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. During the year, Mr. Santos received a grant of 16,999 restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(6)
On January 11, 2008, Mr. Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. During the year, Mr. Ma received a grant of 14,170 restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(7)
On January 11, 2008, Mr. Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. During the year, Mr. Jiang received a grant of 16,999 restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(8)	Represents salary earned as Chief Executive Officer of CCH.

(9)	Represents salary earned as Chief Operations Officer of CCH.

(10)	Represents salary earned as Chief Financial Officer of CCH.

(11)	Represents salary earned as Chief Marketing Officer of CCH.

(12)	Represents salary earned as Vice President of Finance of CCH.

(13)	Represents salary earned as Vice President of CCH.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2010.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

Ron Chan (1)	—	—	—	—	—	59,499	349,259	—	—

Li Wei (2)	300,000	—	—	6.30	1/11/2018	42,498	249,463	—	—

Antonio Sena (3)	200,000	—	—	6.30	1/11/2018	51,003	299,388	—	—

Michael Santos (4)	200,000	—	—	6.30	1/11/2018	51,003	299,388	—	—

Jim Ma (5)	200,000	—	—	6.30	1/11/2018	42,498	249,463	—	—

Jiang Xiang (6) Yuan	300,000	—	—	6.30	1/11/2018	51,003	299,388	—	—

(1)
On June 22, 2010, Mr. Ron Chan was granted 79,336 shares under EIP2009. The shares are to be vested over 12 quarters. 19,837 shares were vested in 2010 and 26,444 shares, 26,444 shares and 6,611 shares will vest in 2011, 2012, 2013, respectively.

(2)
On January 11, 2008, Mr. Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Li was granted 56,668 shares under EIP2009. The shares are to be vested over 12 quarters. 14,170 shares were vested in 2010 and 18,888 shares, 18,888 shares and 4,722 shares will vest in 2011, 2012, 2013, respectively.

(3)
On January 11, 2008, Mr. Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Sena was granted 68,002 shares under EIP2009. The shares are to be vested over 12 quarters. 16,999 shares were vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares will vest in 2011, 2012, 2013, respectively.

(4)
On January 11, 2008, Mr. Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Santos was granted 68,002 shares under EIP2009. The shares are to be vested over 12 quarters. 16,999 shares were vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares will vest in 2011, 2012, 2013, respectively.

(5)
On January 11, 2008, Mr. Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Jim Ma was granted 56,668 shares under EIP2009. 14,170 shares were vested in 2010 and 18,888 shares, 18,888 shares and 4,722 shares will vest in 2011, 2012, 2013, respectively.

(6)
On January 11, 2008, Mr. Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Jiang 68,002 shares under EIP2009. The shares are to be vested over 12 quarters. 16,999 shares were vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares will vest in 2011, 2012, 2013, respectively.

Grants of Plan Based Awards

The following table summarizes our awards made to our named executive officers under any plan in 2010.

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

(1)
On January 11, 2008, Mr. Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010.

(2)
On January 11, 2008, Mr. Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010.

(3)
On January 11, 2008, Mr. Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010.

(4)
On January 11, 2008, Mr. Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options shall vested March 31, 2009 and 66,000 of such options vested on March 31, 2010.

(5)
On January 11, 2008, Mr. Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010.

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

Currently, there are 2,300 employees and directors who would be entitled to receive stock options and/or restricted shares under the 2007 Plan. Future new hires and additional consultants would be eligible to participate in the 2007 Plan as well. The number of stock options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.

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

Option Exercises and Stock Vested

There were no options exercised by the Named Executive Officers in 2010.

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

Director Compensation

The following table summarizes compensation that our directors earned during 2010 for services as members of our Board and Board committees:

	Fees
	Earned or				All
	Paid in	Stock		Options	Other
	Cash	Awards		Awards	Compensation	Total
Name	(US$)	(US$)(1)		(US$)	(US$)	(US$)
Daniel Tseung	70,000	375,000	(2)	—	—	445,000
Justin Tang	70,000	375,000	(3)	—	—	445,000
Ned Sherwood	73,804			—	—	73,804

(1)	Valuation based on the dollar amount of restricted stock grants was based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 11, 2011, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. This table also identifies the stock ownership of each of our directors and officers and all directors and officers as a group.

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

		Percentage of
	Amount and Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership(2)	Stock(3)
Ron Chan Tze Ngon (4)	2,743,624	5.6%
Justin Tang (5)(7)	150,000	*
Michael Santos (6)	209,056	*
Daniel Tseung (7)	130,000	*
Ned Sherwood (8)	620,197	1.2%
Antonio Sena(9)	149,974	*
Li Wei (10)	105,770	*
Jim Ma (11)	23,614	*
Jiang Xiang Yuan (12)	28,333	*
All directors and officers as a group (9 persons)	4,160,568	8.4%

		Percentage of
	Amount and Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership(2)	Stock(3)
Fir Tree, Inc. (13)	6,031,556	12.1%
FMR L.L.C. (14)	2,754,700	5.5%
William Blair & Co., L.L.C. (15)	2,614,685	5.3%

*	Less than one percent.

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

(2)	The foregoing information was derived from a Schedule 13G and Schedule 13D filings and information provided to the company by the respective shareholders.

(3)	Based upon 49,778,952 shares outstanding as of March 11, 2010.

(4)	Includes 638,620 shares beneficially held by Thriving Blue Limited, a company of which Mr. Chan is the sole shareholder.

(5)	Mr. Tang’s business address is A-3701 Beijing Fortune Plaza, 7 Middle Dongsanhuan Rd., Chaoyang District, Beijing, PRC.

(6)	Includes 70,825 shares held by Bostwicken Consultancy Limited, a company of which Mr. Santos’ wife is the sole shareholder.

(7)	Includes 100,000 shares of the Company’s common stock granted to him as an independent director of the Company.

(8)
The shares are owned by MRMP Managers LLC in a trust for the benefit of Mr. Sherwood’s children. Mr. Sherwood is an investment manager of MRMP Managers LLC.  Mr. Sherwood disclaims beneficial ownership of the shares owned by MRMP Manager LLC, and this report should not be deemed as admission that the reporting person is the beneficial owner of such securities for purpose of Section 16 or for any other purpose.

(9)	Includes 27,700 shares beneficially held by Thriving Blue Limited, a company of which Mr. Ron Chan is the sole shareholder.

(10)	Includes 82,156 shares held by Time Global International Limited, a company of which Mr. Li is the sole shareholder.

(11)	The business address of Mr Jim Ma is 1005, Golden Tower B2, No. 82 Dongshihuanzhong Rd., Chaoyang, Beijing 100124

(12)	The business address of Mr Jiang Xiang Yuan is Rm 701A, Bldg A, Golden Eagle Mansion, No.80 Hanxiao Rd., Pudong, Shanghai, PRC

(13)
The business address of Fir Tree Capital Opportunity Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Fir Tree Value and Fir Tree Capital Opportunity are the beneficial owners of 5,001,374 shares of Common Stock and 1,030,182 shares of Common Stock, respectively. Fir Tree may be deemed to beneficially own the shares of Common Stock held by Fir Tree Value and Fir Tree Capital Opportunity as a result of being the investment manager of Fir Tree Value and Fir Tree Capital Opportunity. Fir Tree Value may direct the vote and disposition of 5,001,374 shares of Common Stock. Fir Tree Capital Opportunity may direct the vote and disposition of 1,030,182 shares of Common Stock. Fir Tree has been granted investment discretion over the Common Stock held by Fir Tree Value and Capital Opportunity. The foregoing information was derived from a Schedule 13G/A filed by Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc. with the SEC on February 10, 2011.

(14)
The business address of FMR L.L.C. is 82 Devonshire Street, Boston, Massachusetts 02109.  Fidelity Management & Research Company (“Fidelity”), 82, Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 393,400 shares of the Company’s common stock.  Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, each has sole power to dispose of the 393,400 shares owned by Fidelity.  The voting power of the shares beneficial owned by Fidelity resides with its Boards of Trustees.  FIL Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, is the beneficial owner of 2,361,300 shares of the Company’s common stock.  The voting and dispositive power of the shares beneficially owned by FIL resides with the Board of Directors of FIL.  The foregoing information was derived from a Schedule 13G filed by FMR LLC with the SEC on February 14, 2011.

(15)
The business address of William Blair & Co, L.L.C. is 222 W. Adams, Chicago, IL 60606. William Blair & Co, L.L.C. has the sole voting and dispositive power over these shares.  The business address of William Blair & Co, L.L.C. is 222 W. Adams, Chicago, IL 60606.  The foregoing information was derived from a Schedule 13G filed by William Blair & Co, L.L.C. with the SEC on February 8, 2011.

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

CEC provides its services and products to end users in the PRC through ChinaCast Li Xiang Co., Ltd. (CCLX) under the terms of a technical services agreement, dated August 11, 2003, between ChinaCast Technology (Shanghai) Limited (CCT Shanghai), a wholly foreign owned enterprise, ChinaCast Co., Ltd. (CCL), Li Wei and CCLX, as amended on March 29, 2004 (the “Technical Services Agreement”). Our Vice Chairman Yin Jianping owns 20% of Tibet Tiantai Investment Management Co., Ltd., a company that owns 70% of CCL. CCL used to own 90% of CCLX. Under the terms of the Technical Services Agreement, CCLX is obliged to pay ChinaCast, through its subsidiaries, a monthly service fee for the services rendered by CEC. The service fee is an amount equivalent to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services. In accordance with the Technical Services Agreement, CEC has extended financial support to the SOE. For more information about the terms of the Technical Services Agreement, see “Description of Business — Technical Services Agreement between CCLX and CCT Shanghai.”

In connection with the Technical Services Agreement ChinaCast Technology (BVI) Limited (CCT BVI) and CCT Shanghai, on the one hand, and CCLX, CCL and Li Wei, a director of CCH, on the other hand, have also entered the Revenue and Cost Allocation Agreement, effective as of October 1, 2003 and amended by a supplemental agreement dated April 19, 2008. Pursuant to this agreement CEC’s customers may engage one of CEC or its subsidiaries directly to provide the required satellite broadband services. If the customers appoint CCT BVI or CCT Shanghai directly, CEC will subcontract the performance of the service to CCLBJ and pay CCLBJ up to 10% of the revenue received from the engagement or such other amount as determined by CCT BVI or CCT Shanghai, as the case may be, in its absolute discretion. CCT BVI or CCT Shanghai will pay RMB0.84 million to CCLX and RMB0.84 million to CCLXBJ for using bandwidth and transmission service. For more information about the terms of the Revenue and Cost Allocation Agreement, see “The Business of ChinaCast — Revenue and Cost Allocation Agreement.”

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

On January 5, 2010, we issued 692,520 restricted shares of our common stock to Thriving Blue Limited, a British Virgin Islands company that is 100% owned by Ron Chan Tze Ngon, the Company’s Chief Executive Officer (“Thriving Blue”) pursuant to a Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue for a purchase price of US$7.22 per share or an aggregate purchase price of US$4,999,994.40. The shares are beneficial held on behalf of Ron Chan Tze Ngon, Michael Santos, and Antonio Sena. The sale of the shares to Thriving Blue was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that Thriving Blue is a non-U.S. Person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2009, the aggregate fees billed were $1.0 million for professional services rendered by our principal auditor for the audit and review of financial statements and other services in connection with various filings of registration statements. During the fiscal year ended December 31, 2010, the aggregate fees billed or expected to be billed by our principal auditor were $1.1 million for professional services rendered for the audit and review of financial statements and other services and filings of various registration statements.

Audit Related Fees

Excluding those fees disclosed in the Audit Fees section above, there were no audit related fees for the fiscal years ended December 31, 2009 and 2010.

Tax Fees

During the fiscal year ended December 31, 2009 and 2010, the aggregate fees billed or expected to be billed by our principal auditor and one of its member firms were $0.1 million and $0.1 million, respectively, for professional services rendered for tax compliance work and other tax related services.

All Other Fees

During the fiscal years ended December 31, 2009 and 2010, there were no fees billed for products and services provided by the independent registered public accounting firm other than those set forth above.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	The financial statements listed on the Financial Statements Table of Contents.

(2)	Not applicable.

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	2007 Omnibus Securities and Incentive Plan

•	2009 Executive Incentive Plan

•	2010 Executive Incentive Plan

•	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon

•	Service Agreement, dated January 4, 2010, between the Company and Michael Santos

•	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena

•	Service Agreement, dated January 4, 2010, between the Company and Jim Ma

•	Service Agreement, dated January 4, 2010, between the Company and Li Wei

•	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan

(b)	The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)	Not applicable.

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

3(i).1	Amended and Restated Certificate of Incorporation, as amended, as currently in effect (2)

3(i).2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation (2)

3(ii)	By-laws (2)

10.1	Pledge Agreement, dated as of November 15, 2000 (3)

10.2	Pledge Agreement, dated as of August 11, 2003 (3)

10.3	Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated August 11, 2003 (4)

10.4	Supplemental Deed to Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.5	Revenue and Cost Allocation Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.6	Exclusive Operating Right Agreement between Tsinghua Tongfeng Co., Ltd. and Beijing Tongfong Digital Education Technology Limited, dated June 15, 2005 (5)

10.7	Technical Service Agreement by and among ChinaCast Technology (Shanghai) Limited, the CCL Shareholders and ChinaCast Co., Ltd., dated November 15, 2000 (5)

10.8	Agreement to Acquire 80% of the holding company of the Foreign Trade Business College of Chongqing Normal University dated February 11, 2008 (6)

10.9	Acquisition Agreement, dated February 11, 2008, by and among ChinaCast Education Corporation, Yu Pei Information Technology (Shanghai) Limited and Beijing Heng Tai Jufu Investment Limited (7)

Exhibit	Description

10.10	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Fir Tree Value Master Fund, L.P. and Fir Tree capital Opportunity Master Fund, L.P. (8)

10.11	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (8)

10.12	Letter Agreement, dated July 16, 2008, between ChinaCast Education Corporation and Capela Overseas Ltd. (9)

10.13	2007 Omnibus Securities and Incentive Plan (10)

10.14	Share Purchase Agreement dated as of September 18, 2009 by and among Chinacast Education Corporation and the investors named therein (16)

10.15	Registration Rights Agreement dated November 23, 2009 by and among Chinacast Education Corporation, Fir Tree Value Master Fund L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (17)

10.16	Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue Limited (19)

10.17	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon (20)

10.18	Service Agreement, dated January 4, 2010, between the Company and Michael Santos (20)

10.19	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena (20)

10.20	Service Agreement, dated January 4, 2010, between the Company and Jim Ma (20)

10.21	Service Agreement, dated January 4, 2010, between the Company and Li Wei (20)

10.22	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan (20)

10.23	2009 Executive Incentive Plan (20)

10.24	2010 Executive Incentive Plan, filed herewith

10.25	Stock Purchase Agreement dated April 29, 2010 between ChinaCast Education Corporation and Wu Shi Xin (21)

10.26
English Translation of Share Transfer Agreement dated August 19, 2010 by and among ChinaCast Education Holdings Limited, Wu Shi Xing, Wintown Enterprises Limited, Shanghai Rubao Information Technology Co., Ltd., Wuhan Jiyang Education Investment Co., Ltd. and Hubei Industrial University Business College (22)

14.1	ChinaCast Education Corporation Code of Business Conduct and Ethics For Employees, Officers and Directors (11)

21.1	List of Subsidiaries, filed herewith

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Insider Trading Policy (12)

*	Summary translation filed as an exhibit. The agreement is in Chinese and the version executed by the Company is in Chinese

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(5)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008

(10)
Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on December 18, 2007 filed with the Securities and Exchange Commission on November 28, 2007

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2009

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2010

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION

	By:	/s/ Ron Chan Tze Ngon
Dated: March 16, 2011		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer

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

Dated March 16, 2011	By:	/s/ Ron Chan Tze Ngon
		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 16, 2011	By:	/s/ Antonio Sena
		Name:	Antonio Sena
		Title:	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

Dated March 16, 2011	By:	/s/ Michael Santos
		Name:	Michael Santos
		Title:	Director

Dated March 16, 2011	By:	/s/ Daniel Tseung
		Name:	Daniel Tseung
		Title:	Director

Dated March 16, 2011	By:	/s/ Justin Tang
		Name:	Justin Tang
		Title:	Director

Dated March 16, 2011	By:	/s/ Ned Sherwood
		Name:	Ned Sherwood
		Title:	Director

CHINACAST EDUCATION CORPORATION

Report of Independent Registered Public Accounting Firm
and Consolidated Financial Statements
For the years ended December 31, 2008, 2009 and 2010

CHINACAST EDUCATION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF
DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION

We have audited the accompanying consolidated balance sheets of ChinaCast Education Corporation, its subsidiaries, and its variable interest entity (collectively, the "Company") as of December 31, 2009 and 2010, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010, all expressed in Renminbi.  Our audits also included the financial statement schedule included in Schedule 1.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our audits also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2.  Such United States dollar amounts are presented solely for the convenience of the readers.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, People's Republic of China
March 16, 2011

CHINACAST EDUCATION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	As of December 31,
	2009	2010	2010
	RMB	RMB	US$
Assets

Current assets:
Cash and cash equivalents	327,628	244,403	37,031
Term deposits	507,000	704,000	106,667
Accounts receivable, net of allowance for doubtful accounts of nil as of December 31, 2009 and 2010	53,828	59,420	9,003
Inventory	1,386	993	150
Prepaid expenses and other current assets	19,178	48,221	7,306
Amounts due from related parties	6,388	3,438	521
Deferred tax assets - current	1,010	2,972	450
Assets held for sale	34	-	-
Current portion of prepaid lease payments for land use right	3,246	3,986	604
Total current assets	919,698	1,067,433	161,732
Non-current deposits and prepayments	14,550	7,388	1,119
Property and equipment, net	516,938	763,926	115,746
Prepaid lease payments for land use rights - non-current	144,818	177,544	26,901
Acquired intangible assets, net	71,286	100,816	15,275
Long-term investments	3,101	3,000	455
Non-current advances to related party	99,727	-	-
Goodwill	503,771	774,083	117,285
Total assets	2,273,889	2,894,190	438,513

Liabilities and equity

Current liabilities:
Accounts payable (including accounts payable of the consolidated VIE without recourse to ChinaCast
Education Corporation of RMB719 and RMB1,635 as of December 31, 2009 and December 31, 2010, respectively)	16,061	48,602	7,364
Accrued expenses and other current liabilities (including accrued expenses and other liabilities of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB16,740 and RMB17,502 as of December 31, 2009 and December 31, 2010, respectively)	214,316	279,973	42,420
Deferred revenues	156,645	262,824	39,822
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to ChinaCast Education
Corporation of RMB2,293 and RMB4,844 as of December 31, 2009 and December 31, 2010, respectively)	68,731	99,461	15,070
Current portion of long-term bank borrowings(including current portion of long-term bank borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	104,400	170,000	25,758
Current portion of capital lease obligation (including current portion of capital lease obligation of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	1,323	-	-
Other borrowings(including other borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	200	1,500	227
Liabilities held for sale	1,315	-	-
Total current liabilities	562,991	862,360	130,661

CHINACAST EDUCATION CORPORATION

CONSOLIDATED BALANCE SHEETS - continued
(In thousands, except share-related data)

	As of December 31,
	2009	2010	2010
	RMB	RMB	US$

Long-term bank borrowings(including long-term bank Borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	134,000	90,000	13,636
Deferred tax liabilities - non-current(including deferred tax liabilities – non-current of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	30,923	51,503	7,803
Unrecognized tax benefits - non-current (including unrecognized tax benefits of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB5,257 and RMB5,799 as of December 31, 2009 and December 31, 2010, respectively)	62,457	109,933	16,657
Total non-current liabilities	227,380	251,436	38,096
Total liabilities	790,371	1,113,796	168,757
Commitments and contingencies (Note 22)

Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 45,170,698 and 49,778,952 shares issued and outstanding in 2009 and 2010, respectively)	33	36	5
Additional paid-in capital	1,290,651	1,510,527	228,868
Statutory reserve	39,139	47,671	7,223
Accumulated other comprehensive loss	(6,055)	(3,194)	(484)
Retained earnings	136,583	199,862	30,282
Total ChinaCast Education Corporation shareholders' equity	1,460,351	1,754,902	265,894
Noncontrolling interest	23,167	25,492	3,862
Total equity	1,483,518	1,780,394	269,756
Total liabilities and equity	2,273,889	2,894,190	438,513

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE INCOME
(In thousands, except share-related data)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
Revenues:
Service	253,702	337,940	495,808	75,122
Equipment	28,912	8,607	18,203	2,758
	282,614	346,547	514,011	77,880
Cost of revenues:
Service	(97,730)	(139,046)	(249,440)	(37,794)
Equipment	(29,122)	(8,455)	(17,952)	(2,720)
	(126,852)	(147,501)	(267,392)	(40,514)
Gross profit	155,762	199,046	246,619	37,366
Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB1,626, RMB1,640 and RMB406 for 2008, 2009 and 2010, respectively)	(5,770)	(4,649)	(2,995)	(454)
General and administrative expenses (including share-based compensation of RMB14,225, RMB14,566 and RMB7,439 for 2008, 2009 and 2010, respectively)	(67,704)	(69,641)	(84,437)	(12,793)
Foreign exchange loss	(1,162)	(87)	(974)	(148)
Impairment loss of non-current advance	-	-	(59,842)	(9,067)
Management service fee	6,463	5,128	-	-
Change in fair value of contingent consideration	-	-	9,417	1,427
Other operating income	56	210	324	49
Total operating expenses, net	(68,117)	(69,039)	(138,507)	(20,986)
Income from operations	87,645	130,007	108,112	16,380
Impairment loss on cost method investment	(8,500)	(436)
Gain on disposal of cost method investment	-	-	2,123	322
Interest income	19,461	8,317	14,103	2,137
Interest expense	(2,575)	(7,988)	(13,679)	(2,073)
Income before provision for income taxes, earnings in equity investments	96,031	129,900	110,659	16,766
Provision for income taxes	(24,381)	(29,949)	(38,573)	(5,844)
Net income before earnings in equity investments	71,650	99,951	72,086	10,922
Earnings in equity investments	(441)	(1,687)	(101)	(15)
Income from continuing operations, net of tax	71,209	98,264	71,985	10,907
Discontinued operations
Loss from discontinued operations, net of taxes of RMBnil for 2008, 2009 and 2010	(21,025)	(74)	-	-
Gain on termination of discontinued operation, net of taxes of RMBnil for 2008, 2009 and 2010	-	1,228	1,280	194
Net (loss) income on discontinued operation	(21,025)	1,154	1,280	194
Net income	50,184	99,418	73,265	11,101
Less: Net income attributable to noncontrolling interest	(7,517)	(7,339)	(1,454)	(220)
Net income attributable to ChinaCast Education Corporation	42,667	92,079	71,811	10,881
Net income	50,184	99,418	73,265	11,101
Foreign currency translation adjustments	(257)	(596)	2,795	423
Comprehensive income	49,927	98,822	76,060	11,524
Comprehensive income attributable to noncontrolling interest	(7,517)	(7,336)	(1,388)	(210)
Comprehensive income attributable to ChinaCast Education Corporation	42,410	91,486	74,672	11,314

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME - continued
(In thousands, except share-related data)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
Net income per share
Income from continuing operations attributable to ChinaCast Education Corporation per share:
Basic	2.08	2.46	1.46	0.23
Diluted	2.06	2.45	1.44	0.22
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation per share:
Basic	(0.68)	0.03	0.03	-
Diluted	(0.68)	0.03	0.03	-
Net income attributable to ChinaCast Education Corporation per share:
Basic	1.40	2.49	1.49	0.23
Diluted	1.38	2.48	1.47	0.22
Weighted average shares used in computation:
Basic	30,442,992	36,946,830	48,241,779	48,241,779
Diluted	30,691,742	37,167,694	48,767,142	48,767,142

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share-related data)

	ChinaCast Education Corporation shareholders
								(Accumulated			Accumulated other
	Ordinary			Additional		Statutory		deficit) retained			comprehensive	Noncontrolling		Total
	Shares	Amount		paid-in capital		reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB

Balance at January 1, 2008	27,292,641		21		768,844		16,087		24,889		(5,205)		20,512		825,148
Share-based compensation	-		-		15,851		-		-		-		-		15,851
Net income	-		-		-		-		42,667		-		7,517		50,184
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs of RMB5,938	4,105,610		3		98,507		-		-		-		-		98,510
Share offering, net of issuance costs of RMB11,440	4,250,000		3		64,233		-		-		-		-		64,236
Purchase of subsidiaries	-		-		-		-		-		-		16,550		16,550
Refund of payment of tax liability assumed pursuant to the Share Exchange Transaction	-		-		917		-		-		-		-		917
Foreign currency translation adjustments	-		-		-		-		-		(257)		-		(257)
Statutory reserve	-		-		-		12,030		(12,030)		-		-		-
Balance at December 31, 2008	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139

Share-based compensation	120,000		-		16,206		-		-		-		-		16,206
Net income	-		-		-		-		92,079		-		7,339		99,418
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947		2		28,746		-		-		-		(28,748)		-
Share offering, net of issuance costs of RMB21,508	6,819,500		4		297,347		-		-		-		-		297,351
Foreign currency translation adjustments	-		-		-		-		-		(593)		(3)		(596)
Statutory reserve	-		-		-		11,022		(11,022)		-		-		-
Balance at December 31, 2009	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518

Share-based compensation	180,000		-		7,845		-		-		-		-		7,845
Net income	-		-		-		-		71,811		-		1,454		73,265
Issuance of shares of common stock	4,428,254		3		232,968		-		-		-		-		232,971
Capital contribution by a noncontrolling shareholder	-		-		-		-		-		-		20,000		20,000
Foreign currency translation adjustments	-		-		-		-		-		2,861		(66)		2,795
Acquisition of NCI	-		-		(20,937)		-		-		-		(19,063)		(40,000)
Statutory reserve	-		-		-		8,532		(8,532)		-		-		-
Balance at December 31, 2010	49,778,952		36		1,510,527		47,671		199,862		(3,194)		25,492		1,780,394
		US$	5	US$	228,868	US$	7,223	US$	30,282	US$	(484)	US$	3,862	US$	269,756

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
Cash flows from operating activities:
Net income	50,184	99,418	73,265	11,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,565	29,489	53,126	8,049
Amortization of acquired intangible assets	16,280	20,596	39,470	5,980
Amortization of land use rights	1,908	2,639	3,534	535
Share-based compensation	15,851	16,206	7,845	1,189
(Gain) loss on disposal of property and equipment	(37)	1,364	684	104
Earnings in equity investments	441	1,687	101	15
Write-down of inventory	262	276	-	-
Gain on disposal of discontinued operation	-	-	(1,280)	(194)
Gain on disposal of acquired intangible assets	-	(1,552)	-	-
Impairment loss on cost method investment	8,500	436	-	-
Impairment loss on acquired intangible assets	14,500	-	-	-
Impairment loss of non-current advance	-	-	59,842	9,067
Gain on disposal of subsidiary	-	(1,228)	-	-
Gain on disposal of cost method investment			(2,123)	(322)
Change in fair value of contingent consideration-prior year	-	-	(9,417)	(1,427)
Changes in assets and liabilities:	-	-
Accounts receivable	1,927	(20,298)	(4,790)	(726)
Inventory	334	(243)	393	60
Prepaid expenses and other current assets	(1,566)	(8,910)	(21,086)	(3,195)
Non-current deposits and prepayments	1,746	(1,491)	8,162	1,237
Amounts due from related parties	760	(3,900)	2,950	447
Accounts payable	(11,163)	4,594	6,136	930
Accrued expenses and other current liabilities	22,813	(11,669)	(2,839)	(430)
Deferred revenues	51,172	(16,287)	103,426	15,671
Amounts due to related parties	1,127	(1,127)
Income taxes payable	13,844	18,137	25,175	3,814
Deferred tax assets	-	(270)	(1,413)	(214)
Deferred tax liabilities	(2,266)	(3,463)	(8,423)	(1,276)
Unrecognized tax benefits	9,883	10,683	19,833	3,005
Net cash provided by operating activities	213,065	135,087	352,571	53,420

Cash flows from investing activities:
Purchase of cost method investment	(3,000)	-
Advances to related party	(26,294)	(20,309)	-	-
Repayment from advances to related party	35,991	32,611
Deposits for business acquisition	(19,000)	-
Return of deposit for business acquisition	19,000	-
Purchase of property and equipment	(56,351)	(41,280)	(100,377)	(15,209)
Purchase of subsidiaries, net of cash acquired	(465,507)	(221,887)	(340,260)	(51,555)
Term deposits	227,768	(138,000)	(197,000)	(29,848)
Advance from disposal of intangible assets	-	1,000
Disposal of intangible assets	-	6,000
Disposal of property and equipment	244	51
Deposit for investment	-	(3,000)
Capital contribution from noncontrolling interest	-	-	20,000	3,030
Acquisition of brand name usage right	-	-
Cash on disposal of subsidiary	-	(683)
Net cash used in investing activities	(287,149)	(385,497)	(617,637)	(93,582)

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$

Cash flows from financing activities:
Deferred consideration paid for acquisition of subsidiary	-	(4,150)	(20,540)	(3,112)
Proceeds from share offering, net of issuance costs	64,236	297,351	232,971	35,299
Other borrowings raised	5,998	10,850	93,500	14,167
Bank borrowings raised	-	70,000	136,000	20,606
Bank borrowings repaid	-	-	(168,400)	(25,515)
Guarantee deposit paid	-	(3,000)	(1,000)	(151)
Repayment of other borrowings	(11,501)	(11,747)	(92,200)	(13,970)
Repayment of capital lease obligation	-	-	(1,323)	(200)
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs (Note 18)	98,510	-
Net cash provided by (used in) financing activities	155,941	358,113	179,008	27,124
Effect of foreign exchange rate changes	(336)	(189)	2,833	428
Net (decrease) increase in cash and cash equivalents	81,521	107,514	(86,058)	(13,038)
Less: cash and cash equivalents in assets held for sale	-	(17)	-	-
Cash and cash equivalents at beginning of the year	138,610	220,131	327,628	49,641
Cash and cash equivalents at end of the year	220,131	327,628	244,403	37,031
Non-cash investing and financing activities:
Payable assumed in purchase of property and equipment	23,189	49,335	30,609	4,638
Inception of capital leases	3,784	-	-
Non-current advance used to acquire NCI			40,000	6,061
Consideration payable for acquisition of subsidiaries	4,150	30,482	78,721	11,927
Receivable from disposal of subsidiaries	-	100	-	-
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	-	135,000	-	-
Supplemental cash flow information:
Interest paid (net of amount capitalized of RMBRMB1,421 and RMB8,832 in 2009 and 2010, respectively)	2,575	7,988	13,679	2,073
Income taxes paid	3,846	5,014	3,281	497

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

ChinaCast Education Corporation ("CEC", "ChinaCast", formerly Great Wall Acquisition Corporation ("Great Wall")) was incorporated under the laws of Delaware, United States, on August 20, 2003.  Through a share exchange transaction, Great Wall acquired ChinaCast Communication Holdings Limited ("CCH") on December 22, 2006.  CEC, its majority-owned subsidiaries, including CCH, and CCH's variable interest entities are collectively referred to hereinafter as the "Company".

As of December 31, 2010, CEC's majority-owned subsidiaries and variable interest entities were as follows:

	Date of	Place of	Proportion of issued
	incorporation	incorporation	share/registered capital
Name	or establishment	or establishment	held by the Company		Principal activity
			Direct	Indirect
Subsidiary:

ChinaCast Education Holdings Limited ("CEH")	February 12, 2010	British Virgin Islands	100%		Investment holdings

Subsidiaries of CEH

Wintown Enterprises Limited ("Wintown")	August 18, 2004	British Virgin Islands	100%		Investment holdings

Subsidiaries of Wintown

Shanghai Rubao Information Technology Co., Ltd ("Rubao")	January 20, 2005	PRC		100%	Investment holdings

Subsidiaries of Rubao

Wuhan Jiyang Education Investment Co., Ltd. ("Jiyang")	March 21, 2003	PRC		100%	Investment holdings

Subsidiaries of Jiyang

Hubei Industrial University Business College ("HIUBC")	Mar 31, 2004	PRC		100%	Provision of accredited degree courses

Subsidiaries of CEH

ChinaCast Education International Limited ("CEIHK")	October 21, 2010	HK		100%	Investment holdings

Subsidiaries of CEH

ChinaCast Education Investmentl Limited ("CEI")	February 12, 2010	BVI		100%	Investment holdings

Subsidiaries of CEI

ChinaCast (BJ) Education Technology Limited ("CET")	September 28, 2010	BVI		100%	Investment holdings

ChinaCast Communication Holdings Limited ("CCH")	November 20, 2003	Bermuda	100.00%		Investment holdings

Subsidiaries of CCH

ChinaCast Communication Network Company Ltd. ("CCN")	April 8, 2003	British Virgin Islands	-	100.00%	Investment holdings

East Achieve Limited ("East Achieve)	September 15, 2004	British Virgin Islands	-	100.00%	Investment holdings

Subsidiary of East Achieve

Shanghai Xijiu Information Technology Co., Ltd. ("Xijiu")	January 20, 2005	People's Republic of China ("PRC")	-	100.00%	Investment holdings

Subsidiary of Xijiu

China Lianhe Biotechnology Co., Ltd. ("Lianhe")	June 8, 1988	PRC	-	100.00%	Investment holdings

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

	Date of	Place of	Proportion of issued
	incorporation	incorporation	share/registered capital
Name	or establishment	or establishment	held by the Company		Principal activity
			Direct	Indirect

Subsidiary of Lianhe

Lijiang College of Guangxi Normal University ("Lijiang College")	February 2, 2004	PRC	-	100.00%	Provision of accredited degree courses

Subsidiary of CCN

ChinaCast Technology (BVI) Limited ("CCT BVI")	June 18, 1999	British Virgin Islands	-	98.50%	Acts as a technology enabler in the satellite communication

Subsidiaries of CCT BVI

ChinaCast Technology (HK) Limited	October 4, 1999	Hong Kong	-	98.50%	Acts as a liaison office for the Company's operation

ChinaCast Technology (Shanghai) Limited ("CCT Shanghai")	December 20, 2000	PRC	-	98.50%	Provision of technical services to related parties

Yupei Training Information Technology Co., Ltd. ("YPSH")	April 30, 2007	PRC	-	98.50%	Investment holdings

Subsidiaries of CCTSH

Qingdao Zhongshida Education Development Limited ("QPU")	March 23, 2010	PRC		59.1%	Provision of education service

Subsidiaries of QPU

Dongying Aohua Education Consulting Co. Ltd. ("DAEC")	December 20, 2010	PRC	-	59.1%	Provision of education consulting services

Subsidiaries of YPSH

Hai Lai Education Technology Limited ("Hai Lai")	June 21, 2001	PRC	-	98.50%	Investment Holdings

Chongqing Chaosheng Education and Investment Co., Ltd. ("Chaosheng")	March 28, 2008	PRC	-	98.50%	Investment Holdings

Subsidiaries of Hai Lai

Foreign Trade and Business College of Chongqing Normal University ("FTBC")	September 1, 2004	PRC	-	98.50%	Provision of accredited degree courses

Hai Yuen Company Limited ("Hai Yuen")	July 30, 2007	PRC	-	98.50%	Provision of logistic services to FTBC

Variable interest entity:

ChinaCast Li Xiang Co., Ltd. ("CCLX")	May 7, 2003	PRC	-	-	Provision of satellite broad band services holding company

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

Share Exchange Transaction

On December 22, 2006, Great Wall consummated the voluntary conditional offer (the "Offer") made in Singapore to acquire all of the outstanding ordinary shares of CCH.  Pursuant to the terms of the Offer, CCH shareholders had the option to receive either shares of CEC or a cash payment for each CCH share tendered.  On January 18, 2007, the closing date of the Offer, total shares acquired were 80.27%.  Since Great Wall was not an operating company and the shareholders of CCH controlled the combined company after the transaction consummated on December 22, 2006 (the "Share Exchange Transaction"), the Share Exchange Transaction was accounted for as a recapitalization in which ChinaCast was the accounting acquirer.  The cash consideration paid as part of the Offer was accounted for as a capital distribution and the remaining outstanding ordinary shares of CCH not acquired by Great Wall were reported as a noncontrolling interest.  In addition, shares and share-related data for all periods presented prior to the Share Exchange Transaction were retrospectively restated as if the ordinary shares had historically been authorized, issued, and outstanding under Great Wall's capital structure.

During 2007, CEC increased its holdings to 100% of the outstanding ordinary shares of CCH.  The 19.73% of the additional shares acquired were accounted for on the same basis as the Share Exchange Transaction.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

The VIE arrangements

PRC laws and regulations currently restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. As a Delaware company, the Company is deemed a foreign legal person under the PRC laws. To comply with the PRC laws and regulations, the Group provides substantially all of its satellite broadband business activities in the PRC through its VIE, CCLX.

Arrangement with CCLX

CCLX is a variable interest entity established on May 7, 2003. ChinaCast and its majority-owned subsidiaries do not have legal ownership of CCLX, which is licensed to provide value-added satellite broadband services in the PRC. CCLX is legally owned by three employees of ChinaCast. To provide the Company the ability to receive the majority of the expected residual returns of the VIE and their subsidiaries, the Company's 98.5% owned subsidiary, CCT Shanghai entered into a series of contractual arrangements with CCLX and CCLX subsequently updated these contractual arrangements on December 31, 2010.

•	Agreements that transfer economic benefits to CCT Shanghai

Technology service agreement: Pursuant to an Exclusive Technical Services Agreement, CCT Shanghai assists CCLX in implementing CCLX's businesses relating to the provision of exclusive technical, consulting, financial support and other services, including but not limited to the provision of technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development and system maintenance. As consideration for these services, CCT Shanghai is entitled to charge CCLX monthly service fees equal to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services.

Call option agreement: Pursuant to the call option agreement, the shareholders of CCLX unconditionally and irrevocably granted CCT Shanghai or its designated party an exclusive option to purchase from CCLX's shareholders, to the extent permitted under PRC law, all the equity interests in CCLX, as the case maybe, for RMB1 or the minimum amount of consideration permitted by the applicable law without any other conditions. CCT Shanghai has sole discretion to decide when to exercise the option, whether in part or in full.

•	Agreements that provide CCT Shanghai effective control over CCLX

Power of attorney: The shareholders of CCLX have executed an irrevocable power of attorney appointing CCT Shanghai, or any designated parties by CCT Shanghai as their attorney-in-fact to vote on their behalf on all matters of CCLX requiring shareholder approval under PRC laws and regulations and the article of association of CCLX. The power of attorney remains effective during the periods of their shareholding.

The article of association of CCLX states that the major rights of the shareholders in shareholders' meeting include the power to approve the operating strategy and investment plan, elect the members of board of directors and approve their compensation and review and approve annual budget and earning distribution plan. Therefore, through the irrevocable power of attorney arrangement, CCT Shanghai has the ability to exercise effective control over CCLX through shareholder votes and through such votes to also control the composition of the board of directors. In addition, the senior management team of CCLX is the same as that of CCT Shanghai. As a result of the contractual rights, the Company has the power to direct the activities of CCLX that most significantly impact CCLX's economic performance.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

Arrangement with CCLX - continued

Equity pledge agreement: Pursuant to the equity pledge agreement, as a collateral security for the prompt and complete execution of the Exclusive Technical Services Agreement, CCLX's shareholders pledged to CCT Shanghai all of their rights, title and interest in the CCLX's shares, including ownership rights and rights to dividends and other distributions.

In June 2009, the FASB issued an authoritative pronouncement to amend the accounting rules for variable interest entities. The amendments effectively replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new guidance also requires additional disclosures about a reporting entity's involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement.

The new guidance is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, and all interim and annual periods thereafter.

The Company has had one consolidated variable interest entity under the authoritative literature prior to the amendment discussed above because it was the primary beneficiary of the entity. Because the Company, through its wholly owned subsidiary, has (1) the power to direct the activities of the variable interest entity that most significantly affect the entity's economic performance and (2) the right to receive benefits from the variable interest entity. This new guidance has been adopted by the company on January 1, 2010. The Company continues to consolidate the variable interest entity upon the adoption of the new guidance which therefore has no impact on the Company's financial condition or results of operations, except for the additional disclosures on the face of and in the notes to the consolidated financial statements.

The Company is the primary beneficiary and absorbs 100% of the economic benefits of CCLX. The following financial statement amounts and balances of CCLX was included in the accompanying consolidated financial statements as follows:

	As of December 31,
	2009	2010
	RMB	RMB

Total current assets	45,388	87,023
Total noncurrent assets	5,373	3,101
Total assets	50,761	90,124

There are no consolidated CCLX assets that are collateral for the CCLX's obligations and can only be used to settle the CCLX's obligations.

	As of December 31,
	2009	2010
	RMB	RMB

Total current liabilities	19,752	23,981
Total noncurrent liabilities	23,529	58,708
Total liabilities	43,281	82,689

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

	For the years ended December 31,
	2008	2009	2010
	RMB	RMB	RMB

Revenues	130,020	123,296	125,266
Net (loss) income	(5,372)	324	(45)

	For the years ended December 31,
	2008	2009	2010
	RMB	RMB	RMB

Net cash provided by (used in) operating activities	(14,991)	(27,446)	15,803
Net cash provided by (used in) investing activities	(8,330)	18,591	(50,288)
Net cash provided by (used in) financing activities	1,445	7,934	34,636

There are no assets of the CEC and its majority-owned subsidiaries that serve as collateral for CCLX and the creditors of CCLX have no recourse to the general credit of CEC and its majority-owned subsidiaries.

Acquisition of non-controlling interests of CCLX: Prior to the Termination Agreement entered into above among CCT Shanghai, CCLX and CCL, CCL has a non-controlling interest in CCLX in the amount of RMB19, 000 for the registered capital in CCLX. Upon the Termination Agreement was entered, the Company acquired the non-controlling interest balance of RMB19,000 with CCL, the fair value of which was estimated by the Company to be RMB40,000. Instead of paying cash, the Company used RMB40,000 of the Non-current advances to settle the acquisition.

Arrangements with CCL

The Company entered into various contractual agreements with CCL in previous years.

CCL Technical service agreements: On November 15, 2000, CCT Shanghai, CCL and the investors of CCL entered into a technical service agreement ("CCL Technical Service Agreement") pursuant to which CCT Shanghai provided CCL with certain technical services and ancillary equipment in connection with CCL's satellite communication business, which was operated by CCL Beijing branch, a branch of CCL.  As compensation for the service, CCT Shanghai received a service fee that equaled the difference between total revenue less expenses of CCL's Beijing branch.

The Company provided CCL with interest free cash advances to finance acquisition of the related satellite equipment. CCL had undertaken that when regulation allows, the ownership of CCLX and all the relevant assets attributable to the satellite business operations in the books of CCL and its Beijing branch (collectively "Satellite Business") would be transferred to the Company, the consideration of which would be settled against the advances to CCL in the books of the Company at the sole discretion of the Company.  Accordingly, the Company considered the noncurrent advances were of the nature of a deemed investment in the Satellite Business.

Equity pledge agreement: To ensure the delivery of the service pursuant to the CCL Technical Service Agreement, pursuant to the pledge agreement, the investors of CCL pledged all their rights and interests, including voting rights in CCL and, if certain events occurred, the entitlement to dividends and appropriations to CCT Shanghai.

Due to the above agreements, CCL was determined to be a variable interest entity of ChinaCast.   Because Company and its related party did not absorb the majority of CCL's expected losses and do not receive a majority of CCL's expected residual returns, CCL had never been included in the accompanying consolidated financial statements.

The CCL Technical Service Agreement and Equity Pledge agreement was terminated in 2010. On December 31, 2010, CCTSH, CCLX and CCL entered into a Service Agreement (the "Service Agreement") under which CCL will assist CCLX to renew the inter-provincial value-added telecommunication service license (the "VSAT License") for the next ten years. The VSAT License is critical to the Company's E-learning and training services. Without the license, the Company is not allowed to conduct its business through satellite in China.  Prior to December 31, 2010, the license was renewed each year with the assistance from CCL.  In consideration of CCL's service in assisting the Company to obtain the renewal of the license, the Company shall pay an annual service fees to CCL in the amount of RMB 8,100 during the service term of the Service Agreement and RMB59,842 remaining balance of the noncurrent advances, after deducting the purchase price of NCI in CCLX, will be used as a prepayment for this service. However, given that the annual renewal of VSAT license needs to be approved by a government agency and the result is not under the control of neither CCL nor CCLX, the Company believes that the fair value of the VSAT license renewal service to be provided by CCL cannot be reasonably estimated.  In addition, CCLX undertakes to CCL in the Service Agreement that it will not take back nor to recover any amount of the prepayment even though it subsequently does not require the service of CCL during the entire service term. As a result, the Company decided to write off the RMB59,842 for the prepayment for VSAT license renewal service. The impairment loss of RMB59,842 is included in the operating income.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America ("US GAAP").  All amounts in the accompanying consolidated financial statements and notes are expressed in RMB.  Amounts in United States dollars ("US$") are presented solely for the convenience of readers and an exchange rate of RMB6.6 was applied at December 31, 2010.

Certain accounts in the 2008 and 2009 financial statements and the related notes have been retrospectively adjusted to reflect the effect of discontinued operations as described in Note 3.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(e)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant accounting estimates reflected in the Company's consolidated financial statements include, the useful lives and impairment for property and equipment and acquired intangible assets, impairment of cost method investment, valuation allowance for deferred tax assets, share-based compensation, purchase price allocation in business combinations, unrecognized tax benefits and impairment of goodwill.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
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

Acquired intangible assets are initially measured based on their fair value.  Distance learning service agreements with universities, training school operating right, brand name usage right and affiliation agreement are amortized on a straight-line basis over their expected useful economic lives.  Customer relationship acquired is amortized using the accelerated amortization method up to 48 months based on the estimated progression of the students through the respective courses, giving consideration to the revenue and cash flow associated.  Expected useful economic lives of acquired intangible assets are as follows:

Brand name usage right	10 years
Customer relationship	up to 48 months
Affiliation agreement	36 - 59 months

(j)	Impairment of long-lived assets

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(m)	Revenue recognition

One of the Company's principal sources of revenues is from the provision of distance learning services via satellite bandwidth and network access broadcasting of multimedia educational content through broadband satellite network, and to a lesser extent, the provision of English training services and sales of satellite communication related equipment and accessories.  The Company recognizes revenue when (1) there is persuasive evidence of an arrangement with the customer, (2) product is shipped and title has passed, and the Company has no significant future performance obligation, (3) the amount due from the customer is fixed or determinable, and (4) collectability is reasonably assured.  The Company assesses whether the amount due from the customer is fixed or determinable based on the terms of the agreement with the customer, including, but are not limited to, the payment terms associated with the transaction.  The Company assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer.

Revenues from provision of distance learning services via satellite bandwidth and network access are recognized as the services are provided.  Subscription fees received from multimedia educational content broadcasting services are recognized as revenue over the subscription period during which the services are delivered.

The other major source of the Company's revenues is from bachelor degree and diploma program offerings.  The revenues represent tuition fees and accommodation and catering service income and are recognized on a straight-line basis over the service period.

The colleges' academic year is generally from September to August of the following year. All the admitted students need to register in September at the beginning of a semester. There are mainly two ways the tuitions are collected. A student either

a)	pays the tuition fee in cash at the beginning of each academic year when registering in September, or

b)	registers in September but uses student loans to pay the tuition fee later. The tuition fee would be collected once the student loan is processed by the bank.

Revenue recognition is the same in both cases. Tuition received from degree and diploma programs is recognized proportionately over the relevant period attended by the students of the applicable program. The portion of tuition payments received from students but not earned is recorded as deferred revenue and is reflected as a current liability as such amounts represent revenue that the Company expects to earn within one year.

Tuition refunds are provided to students if they decided to withdraw from school for the remaining service period, up to 90% of the tuition fee received. Tuition refunds have not been significant since the cancellation rate has been low.

The Company presents revenue net of applicable business taxes and value added taxes, which totaled RMB16,578, RMB15,557 and RMB17,929 for the years ended December 31, 2008, 2009 and 2010, respectively, of which RMB120, RMB52 and nil were included in loss from discontinued operations, respectively.

Prepayment for services are deferred and recognized in subsequent periods as services are rendered.

Revenues from satellite communication related equipment and accessories are recognized once the equipment and accessories are delivered and accepted by customers.

Certain equipment sales contracts provide for customer warranty after the equipment is delivered and tested by the customer upon delivery of the equipment.  The acceptance provisions state that if the equipment does not perform to the specifications provided by the Company, the customer has a warranty providing the customer with the right to return the equipment for a full refund or a replacement unit, or may require the Company to repair the equipment to perform up to the agreed upon specifications.  The warrant provision expires one year from the date of delivery.  The Company recognizes revenue upon delivery of the equipment.  Warranty claims have not been significant historically and a reserve for warranty costs was not considered necessary at December 31, 2008, 2009 and 2010.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
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

The functional currency of CEC is the US$, and the functional currency of CCN, CEH, CEI, CCH, CCTBVI and CCTHK is the HK$, while the functional currency of the Company's major operating subsidiaries and variable interest entities is RMB. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the applicable functional currencies at the rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates and transactions dominated in other currencies are converted at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

(p)	Foreign currency risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People's Bank of China, controls the conversion of Renminbi into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents and term deposits of the Company included aggregate amounts of RMB327,628 and RMB507,000 at December 31, 2009, RMB244,403 and RMB704,000 at December 31, 2010 respectively, which were denominated in RMB.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
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

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company evaluates allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers. The Company has not made only provision for doubtful accounts for the fiscal years ended December 31, 2008, 2009 and 2010

No customer accounts for 10% or more of total net revenues.

Three customers as of December 31, 2009 and two customers as of December 31, 2010 each accounted for 10% or more of the Company's accounts receivable balances, representing an aggregate of 35.8% and 20.9% of the Company's accounts receivable balances at December 31, 2009 and 2010, respectively.

(r)	Fair value measurement

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

The Company measured the fair value for the assets acquired in the acquisition of East Achieve on October 5, 2009 and Wintown on August 23, 2010, using discounted cash flow techniques, and these assets were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company's assessment of the assumptions market participants would use in valuing these purchased intangible assets.

The noncurrent advance balance of RMB59,842 used to prepay the VSAT license renewal service fee was classified as level 3 asset. The Company believes that the fair value of the VSAT license renewal service to be provided by CCL cannot be reasonably estimated and thus should be stated at zero.

(s)	Fair value of financial instruments

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(s)	Fair value of financial instruments - continued

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

(t).	Income taxes

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-that-not to be sustained upon audit by the relevant taxing authority based solely on technical merits of the associated tax position. The Company also elected the accounting policy that the interest and penalties recognized are classified as part of its income taxes. The unrecognized tax benefits, tax liabilities and accrued interest and penalties represent management’s estimates under the provisions of the guidance.

(u).	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the consolidated statements of operations and comprehensive income.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(v).	Net income per share

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

(w)	Share-based compensation

Stock-based compensation with employees is measured based on the grant date fair value of the equity instrument awarded. The Company recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. Compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period which is generally the vesting period, with a corresponding addition to paid-in capital.

(x).	Business combinations

Business combinations are recorded using the purchase method of accounting. On January 1, 2009, the Company adopted a new accounting pronouncement with prospective application which made certain changes to the previous authoratative literature on business combinations.

From January 1, 2009 the assets acquired, the liabilities assumed, and any noncontrolling interest of the acquiree at the acquisition date, if any, are measured at their fair values as of that date. Goodwill is recognized and measured as the excess of the total consideration transferred plus the fair value of any noncontrolling interest of the acquiree, if any, at the acquisition date over the fair values of the identifiable net assets acquired. Previously, any non-controlling interest was reflected at historical cost.

Common forms of the consideration made in acquisitions include cash and common equity instruments. Consideration transferred in a business acquisition is measured at the fair value as at the date of acquisition. For shares issued in a business combination, the Company has estimated the fair value as of the date of acquisition.

Where the consideration in an acquisition includes contingent consideration the payment of which depends on the achievement of certain specified conditions post-acquisition, from January 1, 2009 the contingent consideration is recognized and measured at its fair value at the acquisition date and if recorded as a liability it is subsequently carried at fair value with changes in fair value reflected in earnings. For periods prior to January 1, 2009 contingent consideration was not recorded until the contingency was resolved.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(y).	Recently issued accounting pronouncements not yet adopted

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(y)	Recently issued accounting pronouncements not yet adopted - continued

In December 2010, the FASB issued an authoritative pronouncement on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the guidance is effective for impairment tests performed during entities' fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption will not be permitted. For nonpublic entities, the guidance is effective for impairment tests performed during entities' fiscal years (and interim periods within those years) that begin after December 15, 2011. Early application for nonpublic entities is permitted; nonpublic entities that elect early application will use the same effective date as that for public entities.

In December 2010, the FASB issued an authoritative pronouncement on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable t the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

3.	DISCONTINUED OPERATIONS

Discontinued operations of Modern English training services

Starting from 2007, the Company provided Modern English training services through JSET. During 2009, the Company gradually closed all the training centers. The Company ceased all English training services in JSET thereafter and JSET was terminated as a company in 2010. In addition, the Company closed the ChinaCast Learning School ("CLS"), a subsidiary of CCLX, in 2009.

Summarized operating results from the discontinued operations included in the Company's consolidated statements of operations were as follows for 2008, 2009 and 2010:

	For the year ended December 31,
	2008	2009	2010
	RMB	RMB	RMB

Revenues	3,424	1,495	-
Loss before provision of income taxes from discontinued operations	(21,025)	1,154	1,280
Provision for income taxes	-	-	-
Noncontrolling interest in discontinued operations	315	-	-
(Loss) income from discontinued operations attributable to ChinaCast Education Corporation, net of tax	(20,710)	1,154	1,280
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation per share - basic	(0.68)	0.03	0.03
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation per share - diluted..	(0.68)	0.03	0.03

All notes to the accompanying consolidated financial statements have been retrospectively adjusted to reflect the effect of the discontinued operations, where applicable.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
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

		Amortization
	RMB	period

Cash	10,343
Other current assets	323
Non-current deposits	523
Property and equipment	210,536	4-20 years
Prepaid lease payments for land use rights	123,691	Over the remaining
		lease term of 40
		to 50 years
Intangible assets:
Customer relationship	40,329	41 months
Goodwill (allocated to the TUG as set out in Note 20)	309,717
Bank and other borrowings	(65,000)
Other current liabilities	(83,779)
Deferred tax liabilities	(23,296)
Long-term bank borrowings	(20,000)
Unrecognized tax benefits	(6,837)
Noncontrolling interest	(16,550)
Total	480,000

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

4.	ACQUISITION - continued

Acquisition of Hai Lai - continued

Pro forma

The following supplemental unaudited pro forma results of operations for the year ended 2008 presented the acquisition as if it had occurred on January 1, 2008. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated, or that may result in the future:

For the year ended
December 31, 2008
RMB
(unaudited)

Revenues	316,335
Net income attributable to ChinaCast Education Corporation	40,319
Net income attributable to ChinaCast Education Corporation per share – basic	1.32
Net income attributable to ChinaCast Education Corporation per share - diluted	1.31

On September 18, 2009, YPSH consummated the acquisition of the entire interest in Chaosheng, which had no other business but held a 20% interest in Hai Lai, for a total purchase price of RMB135,000. In return, the Company issued 2,582,947 shares of its common stock to the parties designated by the original owners of Chaosheng. Upon consummation of the above acquisition, YPSH effectively owns the 100% interest in Hai Lai. This transaction was accounted for as an equity transaction.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

4.	ACQUISITION - continued

Acquisition of East Achieve - continued

The remaining consideration was recorded as a liability at fair value of RMB30,482 as of December 31, 2009 and was subsequently settled at RMB20,540 in September 2010. As a result, a gain of RMB9,417 from change in contingent consideration was recognized and included in the operating income.

The fair value of total consideration of RMB325,482 as of the acquisition date was consist of:

Consideration paid in cash	295,000
Fair value of deferred contingent consideration	30,482
Total	325,482

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price allocation was as follows:

		Amortization
	RMB	period

Cash	73,113
Other current assets	2,408
Non-current deposits	6,374
Property and equipment	261,543	3-20 years
Prepaid lease payments for land use rights	28,920	Over the remaining
		lease term
		of 48 years
Intangible assets:
Customer relationship	51,000	up to 47 months
Affiliation Agreement	14,000	59 months
Goodwill	192,440
Other current liabilities	(105,424)
Deferred revenues	(89,114)
Deferred tax liabilities	(12,616)
Long-term bank borrowing	(90,000)
Unrecognized tax benefits	(7,162)
Total	325,482

The Company performed the purchase price allocation for the acquisition. The valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
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

Acquisition of Wintown

On August 23, 2010, CEH, the Company's subsidiary in the British Virgin Island, consummated the acquisition of the entire interest in Wintown from the former sole owner of Wintown. Wintown ultimately holds the entire interest in HIUBC. HIUBC is a private college affiliated with Hubei Industrial University. The total consideration for the acquisition is up to RMB450,000, of which RMB360,000 was paid during 2010. The remaining amount of the consideration is to be calculated as below:

For the academic year of 2010 (i.e. from September 1, 2010 to August 31, 2011), if the net profit as determined under the relevant sale and purchase agreement of HIUBC is less than RMB50,000, CEH is entitled to deduct an amount equal to 9 times of the difference between the net profit and RMB50,000 from the remaining payment of RMB90,000.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

4.	ACQUISITION - continued

Acquisition of Wintown - continued

The remaining contingent consideration was recorded as a liability at fair value of RMB78,721 and the change of its fair value was recorded in earnings at each reporting date. As a result, the fair value of total consideration was RMB438,721 as of the date of acquisition. There was no material change in the fair value of the remaining consideration up to December 31, 2010.

The fair value of total consideration of RMB438,721 as of the acquisition date was consist of:

Consideration paid in cash	360,000
Fair value of deferred contingent consideration	78,721
Total	438,721

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price allocation was as follows:

		Amortization
	RMB	period

Cash	19,942
Other current assets	7,771
Property and equipment	218,720	3 years-remaining
		lease term
Prepaid lease payments for land use rights	37,000	Over the remaining
		lease term
Intangible assets:
Customer relationship	38,000	up to 48 months
Affiliation Agreement	31,000	3 years
Goodwill	270,308
Bank borrowing	(54,000)
Other current liabilities	(70,621)
Deferred revenues	(2,753)
Deferred tax liabilities	(29,003)
Unrecognized tax benefits	(27,643)
Total	438,721

The Company performed the purchase price allocation for the acquisition. The valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

4.	ACQUISITION - continued

Acquisition of Wintown - continued

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market. The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

For the period from the date of acquisition to December 31, 2010, revenue and net loss of Wintown and its subsidiaries were RMB42,445 and RMB4,009, respectively, included in the consolidated statements of operations.

Pro forma

The following supplemental unaudited pro forma results of operations for the years ended December 31, 2009 and 2010 presented the acquisition as if it had occurred on January 1, 2009 and 2010. The unaudited pro forma results include estimates and assumptions regarding amortization of acquired intangible assets, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated, or that may result in the future:

	For the years ended December 31,
	2009	2010
	RMB	RMB
	(unaudited)	(unaudited)

Revenues	471,982	583,374
Net income attributable to ChinaCast Education Corporation	69,732	58,359
Net income attributable to ChinaCast Education Corporation per share – basic	1.89	1.21
Net income attributable to ChinaCast Education Corporation per share - diluted	1.88	1.20

The Company also acquired DAEC on December 24, 2010 for a total cash consideration of RMB2,000 and the fair value of the total net assets of DAEC is RMB1,936, resulting in a goodwill of RMB64.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

5.	INVENTORY

Inventory, net consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Satellite communication related equipment and equipment accessories	1,386	1,393
Less: provision of inventory value	-	(400)
Satellite communication related equipment and equipment accessories	1,386	993

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Staff advances	1,107	1,010
Prepaid expenses	16,874	20,533
Deposit for acquisition of land use rights	-	21,994
Accrued interest income	107	1,825
Value added tax recoverable	463	423
Receivable from disposal of investment	-	2,122
Others	627	314
Total	19,178	48,221

Prepaid expenses primarily include prepayment of fees under the Affiliation Agreement and prepayments to various suppliers and service providers.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

7.	NON-CURRENT DEPOSITS AND PREPAYMENTS

Non-current deposits consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Rental deposits	358	415
Utilities deposits	208	208
Guarantee deposit for borrowings	3,000	4,000
Guarantee deposits for construction projects	2,492	2,765
Deposit for investment project	3,000
Deposit for acquiring of land use rights	5,492
Total	14,550	7,388

Rental deposits represented office rental deposits for the Company's daily operations.

Guarantee deposit represented a deposit placed with Chongqing Education Guarantee Co., Ltd., a long-term investment of the Company (see Note 11), which in turn provided a guarantee in favor of the relevant bank for the Company's bank borrowing of RMB50,000 (see Note 14).

These deposits are classified as non-current deposits since they will not be refunded within one year.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Buildings and structures	486,310	709,253
Teaching facilities and equipment	22,662	62,002
Satellite hub equipment	34,599	34,766
Computer equipment	13,548	13,672
Furniture and fixtures	28,494	43,022
Motor vehicles	6,471	11,682
Construction in progress	9,212	25,531
	601,296	899,928
Less: accumulated depreciation	(84,358)	(136,002)
Property and equipment, net	516,938	763,926

The Company leased a computer information integration system under a capital lease (see Note 15). The cost of the capital lease included in buildings and structure was RMB3,784 and RMBnil as of December 31, 2009 and 2010, respectively. Accumulated depreciation of the leased assets as of December 31, 2009 and 2010 was RMB495 and RMB873, respectively.

Total depreciation expense, including depreciation of the above leased assets, totaled RMB16,565,RMB29,489 and RMB51,581 for the years ended December 31, 2008, 2009 and 2010, respectively.

As of December 31, 2009 and 2010, buildings and structures amounting to RMB75, 591 and RMB19,021, respectively, were pledged by the Company to secure bank borrowings (see Note 14).

9.	PREPAID LEASE PAYMENTS FOR LAND USE RIGHTS

	As of December 31,
	2009	2010
	RMB	RMB

Prepaid lease payments for land use rights	148,064	181,530
Current portion of prepaid lease payments for land use rights	(3,246)	(3,986)
Non-current portion of prepaid lease payments for land use rights	144,818	177,544

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

9.	PREPAID LEASE PAYMENTS FOR LAND USE RIGHTS - continued

The amount represents prepayments of rentals for land use rights situated in the PRC.

The land use rights were granted to certain subsidiaries which were subsequently acquired by the Company and accordingly, the Company recorded amortization based on the remaining lease terms of the rights, which are 40 to 50 years or under the lease terms, following the acquisitions in 2008, 2009 and 2010.

The amortization expense was RMB1,908, RMB2,639 and RMB3,535, in 2008, 2009 and 2010respectively.  The Company expects to record amortization expense of RMB3,986, RMB3,986, RMB3,986, RMB3,986, RMB3,986 and RMB161,600 for 2011, 2012 ,2013, 2014 and 2015 and thereafter, respectively.

As of December 31, 2009 and 2010, certain land use rights amounting to RMB92,482 and RMB17,970, respectively, were pledged to secure bank borrowings (see Note 14).

10.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	Years ended December 31,
	2010				2009
	Gross		Impairment	Net	Gross				Net
	carrying	Accumulated	loss	carrying	carrying	Accumulated	Impairment	Disposal	carrying
	amount	amortization	amount	amount	amount	amortization	loss		amount
Brand name usage right	-	-	-	-	22,532	(3,584)	(14,500)	(4,448)	-
Customer relationship	129,329	(66,509)	-	62,820	91,329	(33,331)			57,998
Affiliated agreement	45,000	(7,004)		37,996	14,000	(712)			13,288
Total	174,329	(73,513)	-	100,816	127,861	37,627	(14,500)	(4,448)	71,286

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

10.	ACQUIRED INTANGIBLE ASSETS, NET - continued

The Company recorded an amortization expense in respect of the customer relationships amounting to RMB14,027, RMB19,304 and RMB33,179 in 2008, 2009 and 2010, respectively.  The Company will record amortization expenses in respect of the customer relationships of RMB31,509, RMB18,926, RMB9,851 and RMB2,533 in 2011, 2012, 2013 and 2014, respectively.

In 2009 and 2010, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB 712 and RMB6,292, respectively.  The Company will record amortization expenses in respect of the affiliation agreement of RMB13,181, RMB13,181, RMB9,736, and RMB1,898 in 2011, 2012, 2013, and 2014, respectively.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

11.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

		Percentage	As of December 31,
Name of investment	Notes	of ownership	2009	2010
		%	RMB	RMB

Equity investments:
ChongQing ChinaCast Distance Learning Service Limited	(a)	20	101	-
Guo You Communication Network Limited	(b)	43	-	-
			101	-
Cost investments:
Chongqing Education Guarantee Co., Ltd.	(c)	1.50	3,000	3,000
Tongfang Chuangxin	(d)	17.85	-	-
			3,000	-
Total			3,101	3,000

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

(b)
In March 2005, the Company established Guo You Communication Network Limited ("Guo You") and invested a 43% ownership interest in Guo You for RMB4,300.  The Company has accounted for its investment in Guo You under the equity method of accounting because the Company has the ability to exercise significant influence but does not have a controlling interest. Guo You was in an accumulated deficit position as of December 31, 2009 and 2010.

(c)
In November 2008, the Company established Chongqing Education Guarantee Co., Ltd. ("CQEG") and invested a 1.50% ownership interest in CQEG for RMB3,000.  The Company has accounted for its investment in CQEG under the cost method of accounting because the Company has no ability to exercise significant influence.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

11.	LONG-TERM INVESTMENTS - continued

Notes: - continued

(d)
In 2008 and 2009, during the course of the Company's review of its investment in Tongfang Chuangxin, because of its loss making history, the Company assessed the recoverability of the carrying value of this investment, which resulted in impairment losses of RMB8,500 and RMB436, respectively. These losses reflect the amounts by which the carrying value of this investment exceeded its estimated fair value determined by its estimated future discounted cash flows.  The impairment losses are recorded as components of other income and losses in the consolidated statements of operations and comprehensive income. On December 23, 2010, the Company entered into an agreement to dispose of its 17.85% stake in Tongfang Chuangxin for a consideration of RMB2,123.  The transaction was completed on December 23, 2010.  As such, a gain of RMB2,123 on disposal of this cost method investment was recorded as a component of other income and losses in the consolidated statements of operations in 2010.

12.	GOODWILL

RMB

Balance at January 1, 2009	311,331
Acquisition of East Achieve	192,440
Balance at December 31, 2009	503,771
Exchange rate impact	(59)
Acquisition of Wintown	270,308
Acquisition of AH	63
Balance at December 31, 2010	774,083

The addition of goodwill in 2009 and 2010 was primarily attributable to the acquisition of East Achieve and Wintown, respectively (See Note 4) and was allocated to TUG reporting segment (See Note 20).  The Company performed goodwill impairment test annually.  The impairment tests utilized and considered generally accepted valuation methodologies such as income approach.  Based on the impairment tests performed, no impairment charges were recognized in 2009 or 2010.  The Company has not recognized any impairment of goodwill.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Advance from disposal of brand name usage right	1,000
Accrued employee payroll and other compensation	9,313	15,934
Accrued professional fees	12,716	4,554
Business taxes payable	53,118	65,886
Other taxes payable	2,643	8,871
Payable for acquired property and equipment	49,335	30,609
Consideration payable for acquisitions (Note 4)	30,482	78,721
Temporary receipts	30,000
Accommodation and utilities deposits received for student apartments	10,938	19,708
Government loans granted to students	6,782	10,470
Stipends payable to students	-	22,048
Other accrued expenses	7,989	23,172
Total	214,316	279,973

14.	BORROWINGS

	As of December 31,
	2009	2010
	RMB	RMB

Current portion	(104,400)	(170,000)
Non-Current portion	(134,000)	(90,000)
	(238,400)	(260,000)

As of December 31, 2009, bank borrowings were raised by FTBC and LJC.  The bank borrowings carried interests at the benchmark interest rate announced by the People's Bank of China plus 10% to 20% per annum.  And the bank borrowings of FTBC were secured by pledge of certain land use rights and buildings in Hai Lai, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals while the bank borrowing of LJC was secured by a guarantee from a former owner of Lianhe, who was subsequently covered by a guarantee given by Xijiu upon consummation of the acquisition of East Achieve by CCH.

An aggregate amount of bank borrowings amounting to RMB58,400 was repaid in January 2010, and RMB20,000 and RMB6,000 were repaid in June and September 2010 respectively.

In March 2010, an aggregate amount of bank borrowings amounting to RMB20,000 with floating interest rate was raised. The bank borrowings were secured by CQEG, RMB10,000 was repaid in October 2010, and the remaining RMB10,000 will be repayable in September 2012, thus classified as non-current bank loan.

In May 2010, an aggregate amount of bank borrowings amounting to RMB30,000 was raised. The bank borrowings carried annual interest rate at 9.5% the and were secured by Hai Lai, Chaosheng, and three individuals of the Company, i.e.Mr. Shi Shicheng, Mr. Jiang Xiangyuan, and the CEO of the Company, Mr. Ron Chan. RMB10,000 was repaid in October 2010, and the remaining RMB20,000 will be repayable in September 2011.

In September 2010, an aggregate amount of bank borrowings amounting to RMB10,000 was repaid. The bank borrowing carried annual interest rate at 5.94%. RMB20,000 of the bank borrowing raised by FTBC before 2010 will be repayable in June 2011.

In November 2010, a bank borrowing amounting to RMB30,000 was raised by Hai Lai and guaranteed by Chaosheng, CCTSH and three individuals of the Company, i.e.Mr. Shi Shicheng, Mr. Jiang Xiangyuan, and the CEO of the Company, Mr. Ron Chan. The bank borrowing carried annual interest rate at 8% and will be repayable within one year.

In March 2010, a bank borrowing amounting to RMB30,000 was raised by LJC carrying 5.31% annual interest rate. RMB10,000 of the bank borrowing raised by LJC before 2010 has been repaid in October 2010, and RMB20,000, RMB25,000, RMB30,000 and RMB5,000 will be repayable in October 2011, October 2012, October 2013 and March 2014, respectively.

In connection with the acquisition of Wintown (see Note 4), a bank borrowing amounting to RMB54,000 was assumed. And of the RMB54,000 bank borrowing, RMB30,000 carried annual interest rate at 7.02% and repaid in October 2010; and RMB24,000 carried annual interest rate at 5.31%, and repaid in November 2010. RMB26,000 bank borrowing was raised in October 2010, and will be repayable in November 2011.

In 2008, 2009 and 2010, interest cost capitalized was RMB2,376, RMB1,421 and RMB4,372, respectively.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

15.	CAPITAL LEASE OBLIGATIONS

	As of December 31,
	2009	2010
	RMB	RMB

Capital lease obligation bearing an average interest rate of 4.0% per annum	1,323	-
Current portion of capital lease obligation	(1,323)	-
Non-current portion of capital lease obligation	-	-

The term of the capital lease entered into during 2008 ended in 2010.

16.	SHARE OFFERINGS

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

On January 5, 2010, the Company issued 692,520 shares of its common stock to Thriving Blue Limited, a British Virgin Islands company that is 100% owned by the Company's Chief Executive Officer ("Thriving Blue") at US$7.22 per share for a total purchase price of US$5,000. The shares are held on behalf of the Chief Executive Officer and certain other executives of the Company.

On April 29, 2010, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Wu Shi Xin, the sole stockholder of Wintown Enterprises Limited, a British Virgin Islands company ("Wintown"), pursuant to which Mr. Wu purchased 3,735,734 shares of the Company's common stock (the "Shares") on June 2, 2010 at US$7.85 per share for a total purchase price of US$29.3 million. Pursuant to the Stock Purchase Agreement, the Company granted Mr. Wu a one time demand registration right with respect to the Shares, exercisable at any time on or after October 1, 2010.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

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

Nonvested shares

On January 11, 2008, CEC agreed to grant, under the 2007 Plan, restricted shares to its three directors at no consideration.  Each of the three directors was agreed to be granted 100,000 restricted shares of the Company's common stock.  All of the shares of restricted stock to be granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38).  For each of the three directors of CEC, 10,000, 30,000 and 60,000 of the restricted shares were vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively.  In December 2009, Mr. Richard Xue resigned as director of CEC.  CEC's board of directors has decided to accelerate the date of the vesting of his final branch of 60,000 restricted shares from February 9, 2010 to the date of his resignation.

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

Nonvested shares - continued

	Number of	Fair values	Intrinsic
	shares	of shares	value
		US$	US$

Nonvested share unvested at January 1, 2010	120,000	6.25	750
Granted	396,678	6.07	2,408
Vested	(219,174)	6.19	(1,357)
Fortified	-	-	-
Nonvested share unvested at December 31, 2010	297,504	6.05	1,801

Share options

On January 11, 2008, CEC granted, under the 2007 Plan, 1,200,000 share options on the Company's common stock to selected employees at no consideration.  The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018.  A total of 401,000, 401,000 and 398,000 share options were vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively.  Upon exercise of these share options, a total of 1,200,000 common stock will be issued.  As of December 31, 2010, no such restricted shares or share options have been forfeited.

A summary of the share option activity under 2007 Plan was as follows:

		Weighted
	Number	average
	of option	exercise price
		US$

Options outstanding at January 1, 2009	1,200,000	6.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options outstanding at December 31, 2009	1,200,000	6.30
Granted
Exercised	-	-
Cancelled	-	-
Options outstanding at December 31, 2010	1,200,000	6.30
Options exercisable at December 31, 2010	1,200,000	6.30

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

Share options - continued

A summary of the status of the Company's nonvested options as of December 31, 2009 and 2010 and changes during the years ended December 31, 2009 and 2010, is presented as below:

		Weighted average
		grant date	Weighted average
Nonvested options	Shares	fair value	exercise price
		US$	US$

Nonvested at January 1, 2009	799,000	2.67	6.30
Granted	-	-	-
Vested	(401,000)	2.67	6.30
Forfeited	-	-	-
Nonvested at December 31, 2009	398,000	2.67	6.30
Granted
Vested	(398,000)	2.67	6.30
Forfeited
Nonvested at December 31, 2010	-	-	-

The per share fair value of options as of January 11, 2008, the grant date was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of December 31, 2009 and 2010 was US$1,012 and US$1,752, respectively.

Management used the Black Scholes Model to estimate the fair value of the share options on the grant date with the following assumptions:

Expected price volatility		37.6%
Risk-free interest rate		4.75%
Expected life	67 months
Expected dividends		-
Fair value of ordinary share at grant date	US$	6.25

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

17.	STOCK COMPENSATION PLANS - continued

Share options - continued

In calculating the fair value of the options using the Black Scholes Model, the following major assumptions were used:

(1)	Volatility

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

The estimated fair value of the ordinary shares underlying the options as of the grant date was determined based on the closing price of the ordinary shares traded in NASDAQ Global Select Market as of the grant date.

The weighted average remaining contractual life is 7 years as of December 31, 2010.

Total share-based compensation expenses amounting to RMB15,851, RMB16,206 and RMB7,845 were recognized for the years ended December 31, 2008, 2009 and 2010, respectively.

There was RMB11,698 of total unrecognized compensation expense related to nonvested restricted shares and share options as of December 31, 2010.

As of December 31, 2010, no other awards have been granted under the 2007 Plan.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

18.	WARRANTS AND UNIT PURCHASE OPTIONS

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

As of December 31, 2009 and 2010, there were 255,000 Underwriter Warrants outstanding

19.	SEGMENT INFORMATION

Since the acquisition of Hai Lai in April 2008, the Company has been organized as two business segments, the E-learning and training service Group ("ELG"), encompassing all the Company's business operations before the acquisition and the Traditional University Group ("TUG"), offering bachelor and diploma programs to students in the PRC.  On October 5, 2009, the Company completed the acquisition of East Achieve and on August 23, 2010, the Company completed the acquisition of Wintown. These acquisitions further expanded the TUG segment.  The Company follows the provision of authoritative pronouncement issued by the FASB regarding disclosures about segments of an enterprise and related information, which establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

19.	SEGMENT INFORMATION - continued

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For the year ended December 31,
	2008			2009			2010
	ELG	TUG	Total	ELG	TUG	Total	ELG	TUG	Total
Revenue from external customers	199,416	83,198	282,614	196,277	150,270	346,547	208,099	305,912	514,011
Impairment loss on acquired intangible assets:	14,500	-	14,500	-	-	-	-	-	-
Depreciation and amortization:	5,595	29,158	34,753	4,295	48,429	52,724	3,330	88,197	91,527
Share-based compensation:	15,851	-	15,851	16,206	-	16,206	7,845	-	7,845
Impairment loss(gain) on cost method investment:	8,500	-	8,500	436	-	436	3,403	-	3,403
Interest Income:	19,304	157	19,461	7,623	694	8,317	13,314	789	14,103
Interest expense	227	2,348	2,575	-	7,988	7,988	-	13,679	13,679
Provision for income taxes:	20,442	3,939	24,381	22,238	7,711	29,949	25,864	12,709	38,573
Earnings in equity investments:	441	-	441	1,687	-	1,687	101	-	101
Income from operations:	63,501	24,144	87,645	93,145	36,862	130,007	40,151	67,961	108,112
Addition to property and equipment:	1,937	77,191	79,128	2,658	9,691	12,349	24,390	83,820	108,210
Segment assets:	725,516	773,643	1,499,159	805,116	1,468,773	2,273,889	656,795	2,237,395	2,894,190
Equity investments:	1,788	-	1,788	101	-	101	-	-	-
Goodwill:	1,614	185,063	186,677	1,614	502,157	503,771	1,618	772,465	774,083

The Company's revenues and net income are substantially derived from the PRC.  Most of the assets and capital expenditure of the Company are employed in the PRC.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

20.	INCOME TAXES

United States
CEC was incorporated in the United States, and is subject to United States federal income taxes.  CEC is not subject to New York State and New York City taxes since 2007.  CEC did not derive any significant amount of income subject to such taxes after completion of the Share Exchange Transaction and accordingly, no significant tax provision is made in the consolidated statements of operations.

BVI
ChinaCast, CCN, CCT BVI, MET and East Achieve, Wintown are exempted from income tax in Bermuda or British Virgin Islands where they were incorporated.  In the opinion of management, CEC, ChinaCast, CCN and MET did not have income that was subject to income taxes in the PRC or other jurisdictions.  CCT BVI's deemed profit generated in the PRC is subject to the PRC income taxes, which were calculated at 33% of such deemed profit before 2008.

PRC
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

The preferential tax rates applicable to the Company's PRC subsidiaries, which differ from the PRC statutory rates and were used to calculate the tax provision based on the Company's interpretation of the New EIT Law are presented in the following table.

					2011 and
Subsidiary	2008	2009	2010	2011	thereafter

CCT Shanghai (i)	18%	20%	22%	24%	25%
FTBC (ii)	15%	15%	15%	25%	25%
Hai Yuen (ii)	15%	15%	15%	25%	25%
Lijiang College (iii)	15%	15%	15%	25%	25%

(i)
CCT Shanghai was incorporated in the PRC and was governed by the Income Tax Law of the PRC concerning foreign-invested enterprises ("FIEs") before 2008.  Due to a tax preferential policy, as a FIE of a production nature established in Pudong New Area of Shanghai, CCT Shanghai was subject to an income tax rate of 15% before 2008.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

20.	INCOME TAXES - continued

(ii)	FTBC and Hai Yuen were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

(iii)	Lijiang College was incorporated in Guilin of the PRC and is subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on CCT BVI's deemed profit generated in the PRC, the profit of CCT Shanghai, CCLX, Hai Lai, Hai Yuen, FTBC and Lijiang College.

The total amount of unrecognized tax benefits as of the date of adoption was RMB23,337 which included (a) a RMB3,134 adjustment to increase long term liability as a result of adopting the pronouncement with a corresponding increase in the beginning balance of accumulated deficit, and (b) a reclassification of RMB20,203 unrecognized tax benefits from current liabilities to long-term liabilities because the related payment is not anticipated within one year of the balance sheet date.  The Company classifies interest and penalty as a component of income tax provisions.  As of January 1, 2007, total amount of interest accrued as it related to unrecognized tax benefits was RMB5,628.  For the years ended December 31, 2008, 2009 and 2010, RMB1,421, RMB2,764 and RMB9,984 of interest related to unrecognized tax benefits were recorded as a net increase to income tax provisions respectively.  As of December 31, 2009 and 2010, the total amounts of accrued interest were RMB12,349 and RMB30,791, respectively.  As of December 31, 2010, the Company's tax years from 2005 to 2010 remain open to audit in various taxing jurisdictions.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

20.	INCOME TAXES - continued

The following was a tabular reconciliation of total unrecognized tax benefits on the date of adopting authoritative pronouncement regarding uncertainty in income taxes through December 31, 2010:

RMB

As of January 1, 2009	44,612
Additional provision made in this year	24,146
Reduction for tax position of the year	(6,301)
As of December 31, 2009	62,457
Additional provision made in this year	53,990
Reduction for tax position of the year	(6,514)
As of December 31, 2010	109,933

The three acquired universities have so far not paid any income tax so far. The Company provided provision of unrecognized tax benefits for the three acquired universities since significant judgments are required in determining whether such universities are qualified for the income tax exemption. The ultimate amount of tax liability may be uncertain as a result.

Based on management's current understanding on the Company's tax position, it is not expected changes in unrecognized tax benefits to be material in the next twelve months except for new acquisitions occur in the period, if any.

Income tax provision was summarized as follows:

	For the years ended December 31,
	2008	2009	2010
	RMB	RMB	RMB

Current taxes	21,490	22,999	28,593
Increase in unrecognized tax benefit balance	5,157	10,683	19,489
Deferred taxes:
Subsidiaries operating in PRC	(2,266)	(3,733)	(9,509)
Total provision for income taxes	24,381	29,949	38,573

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

20.	INCOME TAXES - continued

The principal components of the Company's deferred tax assets and liabilities were as follows:

	As of December 31,
	2009	2010
	RMB	RMB

Current deferred tax assets:
Deferred operating expenses	3,392	2,911
Accrued payroll	1,010	2,972
Total current deferred tax assets	4,402	5,883
Valuation allowance	(3,392)	(2,911)
Current deferred tax assets, net	1,010	2,972
Long-term deferred tax assets:
Net operating loss carry forwards	21,408	30,137
Capitalized expenses	1,105	1,069
Foreign tax credit	567	745
Impairment loss on cost method investment	109	-
Property and equipment	3,464	3,702
Total long-term deferred tax assets	26,653	35,653
Valuation allowance	(23,189)	(31,951)
Long-term deferred tax assets, net	3,464	(3,702)
Long-term deferred tax liabilities:
Property and equipment	2,767	12,228
Intangible assets	14,692	25,208
Land use rights	16,928	17,769
Long-term deferred tax liabilities	34,387	55,205

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

20.	INCOME TAXES - continued

For the purpose of presentation in the consolidated statement of financial position, certain deferred tax assets and liabilities have been offset.  The following is the analysis of the deferred tax balances for financial reporting purposes:

	As of December 31,
	2009	2010
	RMB	RMB

Current deferred tax assets, net	1,010	2,972
Long-term deferred tax liabilities, net	(30,923)	(51,503)

The Company operates through multiple subsidiaries and variable interest entities and the valuation allowance is considered separately for each subsidiary and variable interest entity.  A valuation allowance has been recognized for net operating losses carry forward of certain subsidiaries of the Company and CEC's operating expenses, as cumulative losses create uncertainty about the realization of the tax benefits in future years.  Net operating losses totaled RMB62,105 and RMB58,228 as of December 31, 2009 and 2010, respectively, which included RMB1,229 as of December 31, 2009 expiring on various dates from 2010 to 2014, RMB2,686 as of December 31, 2010 expiring on various dates from 2011 to 2015 and the remaining amounts will carry forward indefinitely.  Where a valuation allowance was not recorded, the Company believes that it was more likely than not that the deferred taxes would be realized as it expects to generate sufficient taxable income in future.

The decrease in valuation allowance from 2009 to 2010 is mainly due to the disposal of JSET, which results fewer subsidiaries with accumulated loss.

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

20.	INCOME TAXES - continued

A reconciliation of the statutory tax rates and the Company's effective tax rate was as follows:

	For the years ended December 31,
	2008	2009	2010
	%	%	%

Statutory tax rate (Note)	25.0	25.0	25.0
Effect of non-deductible expenses	6.3	1.7	15.2
Effect oftax holidays and tax reliefs	(17.3)	(11.4)	(14.9)
Increase in unrecognized
tax benefit balance	5.4	2.1	4.2
Changes in valuation allowance	6.0	5.4	5.4
Effective tax rates	25.4	22.8	34.9

Note:
The domestic tax rate in the jurisdiction where the operation of the Company is substantially based is used.  On January 1, 2008, the new Chinese Enterprise Income Tax Law took effect and has applied a uniform tax rate of 25% to all "resident enterprises" in China, including foreign-invested enterprises.

If the reliefs in the form of preferential tax rates granted to CCT Shanghai, FTBC, Hai Yuen and Lijiang College were not available, the additional provision for income taxes and the effect on net income per share effect for the years ended December 31, 2008, 2009 and 2010 would be as follows:

	For the years ended December 31,
	2008	2009	2010
	RMB	RMB	RMB

Provision for income taxes	8,866	12,846	9,596
Net income attributable to ChinaCast Education Corporation per share - basic	0.29	0.35	0.20
Net income attributable to ChinaCast Education Corporation per share - diluted	0.29	0.35	0.20

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

21.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

		For the years ended December 31,
	2008		2009		2010

Numerator used in basic and diluted net income per share:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	63,377	RMB	90,925	RMB	70,531
Loss on discontinued operations attributable to ChinaCast Education Corporation		(20,710)	RMB	1,154	RMB	1,280
Net income attributable to ChinaCast Education Corporation	RMB	42,667	RMB	92,079	RMB	71,811
Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		30,442,992		36,946,830		48,241,779
Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restrict stock and exercises of Warrants and Underwriter Warrants		248,750		220,864		525,363

Weighted average ordinary shares outstanding used in computing diluted net income per share		30,691,742		37,167,694		48,767,142
Net income per share - basic:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	2.08	RMB	2.46	RMB	1.46
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation		(0.68)		0.03		0.03
Net income attributable to ChinaCast Education Corporation	RMB	1.40	RMB	2.49	RMB	1.49
Net income per share - diluted:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	2.06	RMB	2.45	RMB	1.44
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation		(0.68)		0.03		0.03
Net income attributable to ChinaCast Education Corporation	RMB	1.38	RMB	2.48	RMB	1.47

The diluted net income attributable to ChinaCast Education Corporation per share calculations for the year ended December 31, 2010 did not include the Warrants, UPO and UPO Warrants (Note 18) for the period they were outstanding since they are anti-dilutive.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

22.	COMMITMENTS AND CONTINGENCIES

Commitments

(a)	Information usage and satellite platform usage operating lease commitment

The Company has entered into certain operating lease arrangements relating to the information usage and satellite platform usage services.  Rental expense related to these operating lease arrangements for the years ended December 31, 2008, 2009 and 2010 were RMB17,506, RMB17,375 and RMB12,136, respectively.  Operating lease for information usage is negotiated for one year and rentals are fixed for one year.  The Company had no fixed commitment on satellite platform usage fee as the amount was payable to CCL calculated at 10% of the CCT BVI's revenue generated during 2008 and 2009, net of business tax.

(b)	Office premises operating lease commitment

Rental expense related to the Company's non-cancellable office premises operating leases for the years ended December 31, 2008, 2009 and 2010 were RMB6,710, RMB3,004 and RMB2,736, respectively.

As of December 31, 2010, future minimum lease commitments under the non-cancelable lease of the office premises were RMB1,617 and RMB2,063 in 2011 and 2012, respectively.  These leases will expire during 2011 and 2012 and are renewable upon negotiation.

(c)	Capital commitments

As of December 31, 2010, future minimum capital commitments under the non-cancelable construction premises were RMBnil due in 2011.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

22.	COMMITMENTS AND CONTINGENCIES - continued

Contingencies

(a)
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

(b)
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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

22.	COMMITMENTS AND CONTINGENCIES - continued

Contingencies - continued

(c)
On August 23, 2010, CEH, the Company's subsidiary in British Virgin Islands, consummated the acquisition of the entire interest in Wintown from the former sole owner of Wintown. Wintown holds the entire interest in Rubao. Rubao holds the entire interest in Jiyang which in turns holds the entire interest in HIUBC.  HIUBC is a private college affiliated with Hubei Industrial University.  The total consideration for the acquisition is up to RMB450,000, of which RMB360,000 was paid during 2010.  The remaining amount of the consideration is to be calculated as following statement. For the academic year of 2010 (i.e. from September 1, 2010 to August 31, 2011), if the net profit as determined under the relevant sale and purchase agreement of the HIUBC is less than RMB50,000, CEH is entitled to deduct an amount equal to 9 times of the difference between the net profit and RMB50,000 from the remaining amount of consideration. The contingent consideration was recorded as a liability at fair value of RMB78,721 and the change of its fair value was recorded in earnings at each reporting date.  As a result, the expected total consideration was RMB438,721 as of the date of acquisition. There was no change in the fair value of the remaining consideration up to December 31, 2010.

(d)
A number of the real properties that are being utilized by HIUBC have title defects or similar potential issues. As of December 31, 2010, we have not obtained fireproof, construction completion certificates, and building ownership certificates for certain buildings in HIUBC. We are in the process of applying for the abovementioned building ownership certificates as well as resolving other potential issues in relation to these school properties.  If we are not able to obtain these approvals in a timely manner, we may be required to find alternative locations for the relevant schools or may be subject to fines or penalties, either of which could cause us to incur significant additional expenses or could disrupt certain aspects of our business. To the extent the relevant governmental entities were to find that we are not in compliance with the applicable regulations due to these defects, we may be ordered to suspend the use of such buildings and be subject to fines or incur additional expenses, and such liability, although not considered probable, might range from RMB30 to RMB300.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

23.	MAINLAND CHINA CONTRIBUTION PLAN, EDUCATION DEVELOPMENT RESERVE AND PROFIT APPROPRIATION

Full time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees.  PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries.  The total contributions for such employee benefits were RMB4,024, RMB4,576 and RMB4,643 for the years ended December 31, 2008, 2009 and 2010, respectively.

Pursuant to laws applicable to entities incorporated in the PRC, the Company's subsidiaries in the PRC must make appropriations from after-tax profit to non-distributable reserves.  These reserves include one or more of the following: (i) a general reserve and (ii) an enterprise expansion reserve (iii) an education development reserve.  Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the enterprise expansion reserve appropriations are at the Company's discretion; the education development reserve requires annual appropriations of 25% of after tax profit of private education entities (as determined under accounting principles generally accepted in the PRC at each year-end).  These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends.  In 2008, 2009 and 2010, the Company made total appropriations of RMB12,030, RMB11,022 and RMB8,531, respectively and recorded in statutory reserve.

24.	RELATED PARTY TRANSACTIONS

The Company has entered into a number of transactions with related parties.  The balances and transactions with these related parties were as follows:

(a)	Transactions

The Company entered into the following transactions with related parties:

		For the years ended December 31,
Transactions	Notes	2008	2009	2010
		RMB	RMB	RMB

Service fee earned from CCL	(i)	6,463	5,128	-
Satellite platform usage fee to CCL	(ii)	6,033	6,382	-
Disposal of consolidated entity to CCL	(iii)	-	100	-
Sales to Guo You	(iv)	800	800	-

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

24.	RELATED PARTY TRANSACTIONS - continued

(a)	Transactions - continued

Notes:

(i)
The service fee was made at the agreed term of the CCL Technical Service Agreement (see Note 21).  CCL is a company in which a principal shareholder and director of the Company, Mr. Yin Jian Ping, has over 10% interest.

(ii)	The satellite platform usage fee was charged to CCT BVI.

(iii)	On October 12, 2009, the Company disposed of a subsidiary of a consolidated variable interest entity for RMB100.

(iv)	CCLX provided satellite related service or sold equipment and accessories to Guo You, which is the equity method investment of the Company (see Note 11)..

(v)	During 2009, YPSH provided temporary advances of RMB20,000 to CCL. The amounts were fully settled in the respective years of the advances.

(vi)
Following the acquisitions of Hai Lai in 2008, East Achieve in 2009 and Wintown in 2010, the Company assumed certain obligations of the agreement with Chongqing Normal University, the affiliated university of FTCB, and Hubei Industrial University in relation to the operations of FTBC,  and of the agreement with Guangxi Normal University, the affiliated university of Lijiang College in relation to the operations of Lijiang College, respectively.  Under these affiliation agreements, each of the respective affiliated universities authorizes FTBC, Lijiang College or HIUBC, as the case may be, to use its school name and offers certain management and operational supports, and in return is entitled to exercise significant influence over FTBC, Lijiang College or HIUBC, as the case may be, and an agreed amount of fees.  The fees charged to the Company are determined by reference to certain percentages of the revenues earned by each of FTBC, Lijiang College and HIUBC under the relevant affiliation agreements.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

24.	RELATED PARTY TRANSACTIONS - continued

(b)	Balances

		Amounts due		Amount due
		from related parties		to related party
		As of December 31,		As of December 31,
	Notes	2009	2010	2009	2010
		RMB	RMB	RMB	RMB

Current amounts

Guo You	(1)	6,288	3,438	-	-
CCL	(2)	100	-	-	-
Mr. Wu Shi Xin	(3)	-	-	-	(78,721)
		6,388	3,438	-	(78,721)
Non-current advances

CCL	(4)	99,727	-	-	-

Notes:

(1)	The balances arose from the provision of satellite related services, which are non-interest bearing, unsecured and payable on demand.

(2)	On October 12, 2009, the Company disposed of a subsidiary of a consolidated variable interest entity and the balance related to the proceeds from the disposal.

(3)	The amount represents consideration payable to Mr. Wu for the acquisition of HIUBC (see Note 4).

(4)
The advances by the Company to CCL were for money spent on asset and expenses to build up the satellite business of CCL over the years.  The balance was used to prepay CCL for the VSAT license renewal service feee and to acquire the NCI in CCLX (see Note 1).

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

25.	SUBSEQUENT EVENT

The Company has performed an evaluation of the subsequent events review through March 16, 2011, which is the date the audited consolidated financial statements were available to be issued.

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Balance sheet
(In thousands)

	As of December 31,
	2009	2010
	RMB	RMB

Assets
Cash and cash equivalents	19,516	2,853
Amounts due from subsidiaries	663,847	862,932
Prepaid expenses and other current assets	698	795
Investment in subsidiary	788,952	892,986
Total assets	1,473,013	1,759,566
Liabilities and equity
Accrued expenses	12,662	4,664
Income tax payable	-	-
Total liabilities	12,662	4,664
Ordinary shares	33	36
Additional paid-in capital	1,290,651	1,510,527
Retained earnings	136,583	199,862
Statutory reserve	39,139	47,671
Accumulated other comprehensive income	(6,055)	(3,194)
Total equity	1,460,351	1,754,902
Total liabilities and equity	1,473,013	1,759,566

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of operations and comprehensive income
(In thousands)

	Year ended December 31,
	2008	2009	2010
	RMB	RMB	RMB

Operating expenses:
Selling and marketing expenses	(1,626)	(1,639)	(406)
General and administrative expenses	(33,733)	(30,589)	(22,195)
Total operating expenses	(35,359)	(32,228)	(22,601)
Loss from operations	(35,359)	(32,228)	(22,601)
Interest income	-	-
Other expense	-	-	-
Exchange differences	-	-	-
Equity in earnings of subsidiaries	77,642	124,036	98,498
Net income before provision for income taxes	42,284	91,808	75,897
Less: Provision for income taxes	383	271	(4,086)
Net income	42,667	92,079	71,811
Foreign currency translation adjustment	(257)	(593)	2,861
Comprehensive income	42,410	91,486	74,672

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of changes in equity
(In thousands, except share - related data)

					(Accumulated	Accumulated
					deficit)	other
	Ordinary		Additional	Statutory	retained	comprehensive	Total
	Shares	Amount	paid-in capital	reserve	earnings	loss	equity
		RMB	RMB	RMB	RMB	RMB	RMB

Balance at January 1, 2008	27,292,641	21	768,844	16,087	24,889	(5,205)	804,636
Share-based compensation	-	-	15,851	-	-	-	15,851
Net income	-	-	-	-	42,667	-	42,667
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs of RMB5,938	4,105,610	3	98,507	-	-	-	98,510
Share offering, net of issuance costs of RMB11,440	4,250,000	3	64,233	-	-	-	64,236
Refund of payment of tax liability assumed pursuant to the Share Exchange Transaction	-	-	917	-	-	-	917
Foreign currency translation adjustments	-	-	-	-	-	(257)	(257)
Statutory reserve	-	-	-	12,030	(12,030)	-	-
Balance at December 31, 2008	35,648,251	27	948,352	28,117	55,526	(5,462)	1,026,560
Share-based compensation	120,000	-	16,206	-	-	-	16,206
Net income	-	-	-	-	92,079	-	92,079
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947	2	28,746	-	-	-	28,748
Share offering, net of issuance costs of RMB21,508	6,819,500	4	297,347	-	-		297,351
Foreign currency translation adjustments	-	-	-	-	-	(593)	(593)
Statutory reserve	-	-	-	11,022	(11,022)	-	-
Balance at December 31, 2009	45,170,698	33	1,290,651	39,139	136,583	(6,055)	1,460,351
Share-based compensation	-	-	7,845	-	-	-	7,845
Net income	-	-	-	-	71,811	-	71,811
Issuance of shares of common stock	4,428,254	3	232,968	-	-	-	232,971
Acquisition of NCI	-	-	(20,937)	-	-	-	(20,937)
Foreign currency translation adjustments	-	-	-	-	-	2,861	2,861
Statutory reserve	-	-	-	8,532	(8,532)	-	-
Balance at December 31, 2010	49,778,952	36	1,510,527	47,671	199,862	(3,194)	1,754,902

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of cash flow
(In thousands, except share - related data)

	Year ended December 31,
	2008	2009	2010
	RMB	RMB	RMB
Cash flow from operating activities:
Net income	42,667	92,079	78,711
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	15,851	16,206	16,206
Earnings in equity investment	(77,642)	(124,036)	(105,398)
Changes in assets and liabilities
Prepaid expenses and other current assets	1	(692)	(97)
Amount due from related party	17,557	20,596	(259,463)
Accrued expenses and other current liabilities	6,045	(2,105)	(2,105)
Income tax payable	(30)	(117)	-
Net cash (used in) provided by operating activities	4,449	1,931	(272,146)
Cash flow from investing activities:
Advances to subsidiaries	(167,346)	(280,059)	-
Net cash used in investing activities	(167,346)	(280,059)	-
Cash flow from financing activities:
Proceeds from issuance of ordinary shares, net of issuance expenses	64,236	297,351	297,347
Payment of expenses in connection with Share Exchange Transaction from related party	-	-
Payment of expenses in connection with Share Exchange Transaction	-	-
Exercise of warrants	98,510	-
Capital distribution	-	-
Net cash (used in) provided by financing activities	162,746	297,351	297,347
Effect of foreign exchange rate changes	(31)	(6)	(41,864)
Net (decrease) increase in cash and cash equivalents	(182)	19,217	25,201
Cash and cash equivalents at beginning of the year	481	299	19,516
Cash and cash equivalents at end of the year	299	19,516	2,853

Note to schedule I

1.	Basis for Preparation

The Condensed Financial Information of the Company only has been prepared using the same accounting policies as set out in the Company's consolidated financial statements except that the Company has used equity method to account for investment in its subsidiary.