Form 10-Q
period 2011-03-31
CHINACAST EDUCATION CORP
filed 2011-05-10
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

     There were 49,778,952 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of May 6, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (In thousands, except share-related data)

			As of
	As of March 31,		December 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets
Current assets:
Cash and cash equivalents	48,856	317,563	244,403
Term deposits	92,308	600,000	704,000
Accounts receivable	8,083	52,537	59,420
Inventory	150	973	993
Prepaid expenses and other current assets	6,326	41,122	48,221
Amounts due from related parties	529	3,438	3,438
Deferred tax assets	335	2,178	2,972
Current portion of prepaid lease payments for land use right	613	3,986	3,986
Total current assets	157,200	1,021,797	1,067,433
Non-current deposits	1,189	7,729	7,388
Prepaid for construction projects	1,668	10,840	-
Property and equipment, net	116,473	757,075	763,926
Prepaid lease payments for land use rights - non-current	27,157	176,520	177,544
Acquired intangible assets, net	13,608	88,449	100,816
Long-term investments	462	3,000	3,000
Goodwill	119,088	774,072	774,083
Total assets	436,845	2,839,482	2,894,190

			As of
	As of March 31,		December 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Liabilities and equity
Current liabilities:
Accounts payable (including accounts payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB1,563 and RMB1,635 as of March 31, 2011 and December 31, 2010, respectively)	3,227	20,974	48,602
Accrued expenses and other current liabilities (including accrued expenses and other liabilities of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB15,118 and RMB17,502 as of March 31, 2011 and December 31, 2010, respectively)	39,853	259,049	279,973
Deferred revenues	25,822	167,841	262,824
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB3,209 and RMB4,844 as of March 31, 2011 and December 31, 2010, respectively)	16,074	104,479	99,461
Current portion of long-term bank borrowings (including current portion of long-term bank borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of March 31, 2011 and December 31, 2010)	26,154	170,000	170,000
Other borrowings (including other borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of March 31, 2011 and December 31, 2010)	5,231	34,000	1,500
Total current liabilities	116,361	756,343	862,360
Non-current liabilities:
Long-term bank borrowings (including long-term bank Borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of March 31, 2011 and December 31, 2010)	13,846	90,000	90,000
Deferred tax liabilities – non-current (including deferred tax liabilities – non-current of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of March 31, 2011 and December 31, 2010)	8,017	52,111	51,503
Unrecognized tax benefits – non-current (including unrecognized tax benefits of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB5,799 and RMB5,799 as of March 31, 2011 and December 31, 2010, respectively)	18,746	121,846	109,933
Total non-current liabilities	40,609	263,957	251,436

Total liabilities	156,970	1,020,300	1,113,796
Commitments and contingencies
Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 49,778,952 and 49,778,952 shares issued and outstanding in 2011 and 2010, respectively)	6	36	36
Additional paid-in capital	232,591	1,511,842	1,510,527
Statutory reserve	7,334	47,671	47,671
Accumulated other comprehensive loss	(459)	(2,984)	(3,194)
Retained earnings	36,441	236,865	199,862

Total ChinaCast Education Corporation shareholders’ equity	275,913	1,793,430	1,754,902
Noncontrolling interest	3,962	25,752	25,492

Total equity	279,875	1,819,182	1,780,394

Total liabilities and equity	436,845	2,839,482	2,894,190

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
 (In thousands, except share-related data)

	For the three months ended March 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Revenues:
Service	22,761	147,948	108,330
Equipment	-	-	31

	22,761	147,948	108,361

Cost of revenues:
Service	(9,646)	(62,704)	(48,219)
Equipment	-	-	-

	(9,646)	(62,704)	(48,219)

Gross profit	13,115	85,244	60,142

Operating (expenses) income:

Selling and marketing expenses (including share-based compensation of RMBnil and RMB410 for the three months ended March 31 for 2011 and 2010, respectively)	(67)	(432)	(805)
General and administrative expenses (including share-based compensation of RMB1,315 and RMB2,480 for the three months ended March 31 for 2011 and 2010, respectively)	(4,240)	(27,560)	(17,627)

Foreign exchange gain (loss)	(32)	(207)	(303)
Other operating income	54	350	7

Total operating expenses, net	(4,285)	(27,849)	(18,728)

	For the three months ended March 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Income from operations	8,830	57,395	41,414
Interest income	647	4,197	2,954
Interest expense	(554)	(3,601)	(2,971)
Income before provision for income taxes and earnings in equity method investments	8,923	57,991	41,397
Provision for income taxes	(3,196)	(20,776)	(9,811)
Net income before earnings in equity investments	5,727	37,215	31,586
Loss in equity investments	-	-	(30)
Net income	5,727	37,215	31,556
Less: Net income attributable to noncontrolling interest	(33)	(212)	(434)
Net income attributable to ChinaCast Education Corporation	5,694	37,003	31,122
Net income	5,727	37,215	31,556
Foreign currency translation adjustments	40	258	214
Comprehensive income	5,767	37,473	31,770
Comprehensive income attributable to noncontrolling interest	(40)	(260)	(420)
Comprehensive income attributable to ChinaCast Education Corporation	5,727	37,213	31,350

Net income per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	0.11	0.74	0.68

Diluted	0.11	0.74	0.67

Weighted average shares used in computation:
Basic	49,778,952	49,778,952	45,968,134

Diluted	50,180,468	50,180,468	46,312,165

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
 (In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
		Amount		capital		Reserve		earnings			loss	interest		Equity
	Shares	RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2010	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518
Issuance of shares of common stock	692,520		1		34,127		—		—		—		—		34,128
Share-based compensation	—		—		2,890		—		-		—		-		2,890
Issuance of vested shares	180,000		—		—		—		-		—				-
Net income	—		—		—		—		31,122		—		434		31,556
Foreign currency translation adjustments	—		—		—		—		—		228		(14)		214

Balance at March 31, 2010	46,043,218		34		1,327,668		39,139		167,705		(5,827)		23,587		1,552,306

		US$	5	US$	195,245	US$	5,756	US$	24,663	US$	(857)	US$	3,468	US$	228,280

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
		Amount		capital		Reserve		earnings			loss	interest		Equity
	Shares	RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2011	49,778,952		36		1,510,527		47,671		199,862		(3,194)		25,492		1,780,394
Share-based compensation	—		—		1,315		—		—		—		—		1,315
Net income	—		—		—		—		37,003		—		212		37,215
Foreign currency translation adjustments	—		—		—		—		—		210		48		258

Balance at March 31, 2011	49,778,952		36		1,511,842		47,671		236,865		(2,984)		25,752		1,819,182

		US$	6	US$	232,591	US$	7,334	US$	36,441	US$	(459)	US$	3,962	US$	279,875

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
	For the three months ended March 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	5,725	37,215	31,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,193	14,257	10,950
Amortization of acquired intangible assets	1,903	12,367	8,618
Amortization of land use rights	158	1,024	816
Share-based compensation	202	1,315	2,890
Loss on disposal of property, plant and equipment	(88)	(570)	1
Loss in equity investments	-	-	30
Changes in assets and liabilities:
Accounts receivable	1,042	6,776	1,297
Inventory	3	21	(63)
Prepaid expenses and other current assets	1,091	7,090	601
Non-current deposits	26	169	(5,939)
Amounts due from related parties	-	-	2,950
Accounts payable	(4,250)	(27,628)	4,560
Accrued expenses and other current liabilities	(2,106)	(13,686)	(3,116)
Deferred revenues	(14,613)	(94,983)	(57,389)
Income taxes payable	772	5,018	6,284
Deferrred tax assets	122	794	489
Deferred tax liabilities	94	608	(1,357)
Unrecognized tax benefits	1,833	11,913	4,034
Net cash (used in) provided by operating activities	(5,893)	(38,300)	7,212
Cash flows from investing activities:
Repayment from related party	-	-	3
Purchase of property and equipment	(2,165)	(14,074)	(23,345)
Purchase of term deposit	-	-	(43,000)
Proceeds from maturity of term deposits	16,000	104,000
Deposits for investments	(78)	(510)	(3,000)
Prepayment for construction projects	(1,668)	(10,840)	-
Net cash provided by (used in) investing activities	12,089	78,576	(69,342)

	For the three months ended March 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from financing activities:
Other borrowings raised	5,231	34,000	69,000
Repayment of other borrowings	(231)	(1,500)	(200)
Bank borrowings raised	6,923	45,000	42,000
Bank borrowings repaid	(6,923)	(45,000)	(58,400)
Proceeds from issuance of shares, net of issuance costs	-	-	34,128
Net cash provided by financing activities	5,000	32,500	86,528
Effect of foreign exchange rate changes	60	384	1
Net increase(decrease) in cash and cash equivalents	11,196	72,776	24,399
Cash and cash equivalents at beginning of the period	37,600	244,403	327,628

Cash and cash equivalents at end of the period	48,856	317,563	352,028

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share-related data)

1.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of ChinaCast Education Corporation (“CEC”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In the opinion of the management of CEC, the accompanying unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements and these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results expected for any subsequent interim period or for CEC’s fiscal year ending December 31, 2011.

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The VIE arrangements

PRC laws and regulations currently restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. As a Delaware company, the Company is deemed a foreign legal person under the PRC laws. To comply with the PRC laws and regulations, the Company provides substantially all of its satellite broadband business activities in the PRC through its VIE, CCLX.

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

Technology services agreement: Pursuant to an Exclusive Technical Services Agreement, CCT Shanghai assists CCLX in implementing CCLX's businesses relating to the provision of exclusive technical, consulting, financial support and other services, including but not limited to the provision of technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development and system maintenance. As consideration for these services, CCT Shanghai is entitled to charge CCLX monthly service fees equal to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services.

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

Equity pledge agreement: Pursuant to the equity pledge agreement, as a collateral security for the prompt and complete execution of the Exclusive Technical Services Agreement , CCLX's shareholders pledged to CCT Shanghai all of their rights, title and interest in the CCLX's shares, including ownership rights and rights to dividends and other distributions.

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

The new guidance is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, and all interim and annual periods thereafter. The Group adopted the new guidance on January 1, 2010.

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

The Company is the primary beneficiary and absorbs 100% of the economic benefits of CCLX. The following unaudited financial statement amounts and balances of CCLX was included in the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2011:

			As of
	As of March 31,		December 31,
	2011	2011	2010
	US$	RMB	RMB
Current assets	13,041	84,765	87,023
Non-current assets	379	2,460	3,101
Total assets	13,420	87,225	90,124

There are no consolidated CCLX assets that are collateral for the CCLX's obligations and can only be used to settle the CCLX's obligations.

			As of
	As of March 31,		December 31,
	2011	2011	2010
	US$	RMB	RMB
Current liabilities	3,060	19,890	23,981
Non-current liabilities	892	5,799	58,708
Total liabilities	3,952	25,689	82,689

	For the three months ended March 31,
	2011	2011	2010
	US$	RMB	RMB
Revenues	4,767	30,985	30,391
Net income (loss)	3,669	23,849	24,419

	For the three months ended March 31,
	2011	2011	2010
	US$	RMB	RMB
Net cash provided by /(used in) operating activities	2,972	19,315	23,989
Net cash provided by /(used in) investing activities	(1)	(9)	1,113
Net cash provided by/(used in) financing activities	-	-	-

There are no assets of the CEC and its majority-owned subsidiaries that serve as collateral for CCLX and the creditors of CCLX have no recourse to the general credit of CEC and its majority-owned subsidiaries.

Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements used the same accounting policies used in the preparation of the audited financial statements included in CEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the additional accounting policies adopted as stated in (1) of note 2.

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.5 to US$1 was applied as of March 31, 2011. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In July 2010, the FASB issued an authoritative pronouncement on disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. In  January 2011, the FASB issued another authoritative pronouncement, which temporarily defers the effective date for disclosures about troubled debt restructurings (TDRs) by creditors until it finalizes its project on determining what constitutes a TDR for a creditor. The deferral in this amendment is effective upon issuance. The deferred TDR disclosures are required in the first interim or annual period beginning after June 15, 2011. The proposed deferral would not affect nonpublic (private) entities. The guidance requires such entities to apply the TDR disclosure requirements for periods ending on or after December 15, 2011. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In October 2010, the FASB issued an authoritative pronouncement on accounting for costs associated with acquiring or renewing insurance contracts. The objective of this guidance is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral and specified which costs incurred in the acquisition of new and renewal contracts should be capitalized. The guidance is effective for fiscal years beginning after December 15, 2011. While the guidance is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity's annual reporting period. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In April, 2011, the FASB issued an authoritative pronouncement on a creditor's determination of whether a restructuring is a troubled debt restructuring, which clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendment clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

3.	ACQUISITION

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

The remaining consideration was recorded as a liability at fair value of RMB30,482 as of December 31, 2009 and was subsequently settled at RMB20,540 in September 2010. As a result, a gain of RMB9,417 from change in contingent consideration was recognized and included in the operating income of the third quarter of 2010.

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

 The remaining contingent consideration was recorded as a liability at fair value of RMB78,721 and the change of its fair value was recorded in earnings at each reporting date. As a result, the fair value of total consideration was RMB438,721 as of the date of acquisition. There was no material change in the fair value of the remaining consideration up to March 31, 2011.

The fair value of total consideration of RMB438,721 as of the acquisition date consists of:

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

The Company also acquired Dongying Aohua Education Consulting Co. Ltd.(“DAEC”) on December 24, 2010 for a total cash consideration of RMB2,000 and the fair value of the total net assets of DAEC is RMB1,936, resulting in a goodwill of RMB64.

4.	NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of March 31, 2011	As of December 31, 2010
	RMB	RMB

Rental deposits	245	415
Utilities deposits	454	208
Guarantee deposit for borrowings	4,000	4,000
Guarantee deposits for construction projects	2,520	2,765
Deposit for investment project	510	-
Total	7,729	7,388

Rental deposits represented office rental deposits for the Company’s daily operations.

Guarantee deposit represented deposits placed with Chongqing Education Guarantee Co., Ltd., a long-term investment of the Company, which in turn provided guarantee in favor of the relevant bank for the Company’s bank borrowings of RMB50,000.

These deposits are classified into non-current deposits since they will not be refunded within one year.

5.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of March 31,	As of December 31,
	2011	2010
	RMB	RMB
Customer relationships
Cost	129,329	129,329
Less: Accumulated amortization	(75,581)	(66,509)

	53,748	62,820

Affiliation agreement
Cost	45,000	45,000
Less: Accumulated amortization	(10,299)	(7,004)

	34,701	37,996

Acquired intangible assets, net	88,449	100,816

For the three months ended March 31, 2011, the Company recorded amortization expense in respect of the customer relationships amounting to RMB9,072. The Company will record further amortization expenses in respect of the customer relationships of RMB22,437, RMB18,926, RMB9,851 and RMB2,533 in 2011, 2012, 2013 and 2014, respectively.

For the three months ended March 31, 2011, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB3,295.  The Company will record amortization expenses in respect of the affiliation agreement of RMB9,886, RMB13,181, RMB9,737 and RMB1,898 in 2011, 2012, 2013 and 2014, respectively.

6.	BORROWINGS

During the three months ended March 31, 2011, an aggregate amount of other borrowings amounting to RMB34,000 was raised and RMB1,500 was repaid. The other borrowings carried interest at 9% per annum and will be repayable in 2011.

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

	Number of shares	Fair values of shares	Intrinsic value
		US$	US$
Nonvested share unvested at January 1, 2011	297,504	6.07	1,806
Granted	-	-	-
Vested	(33,056)	6.07	(201)
Fortified	-	-	-
Nonvested share unvested at March 31, 2011	264,448	6.07	1,605

Share options

On January 11, 2008, CEC granted, under the 2007 Plan, 1,200,000 share options on the Company's common stock to selected employees at no consideration.  The exercise price of the share options granted is US$6.30 and the expiry date is January 11, 2018.  A total of 401,000, 401,000 and 398,000 share options were vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively.  Upon exercise of these share options, a total of 1,200,000 common stock will be issued.  As of March 31, 2011, no such restricted shares or share options have been forfeited.

A summary of the share option activity under 2007 Plan was as follows:

Weighted
Average
Exercise
	Number	Price
	of options	US$

Options outstanding at December 31, 2010	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

		Weighted
		Average
		Exercise
	Number	Price
	of options	US$
Options outstanding at March 31, 2011	1,200,000	6.30

Options exercisable at March 31, 2011	1,200,000	6.30

The per share fair value of options as of January 11, 2008, the grant date, was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of March 31, 2011 was US$4,344.
The weighted average remaining contractual life is 6.75 years as of March 31, 2011.
Total share-based compensation expenses amounting to RMBnil and RMB2,890 were recognized for the three months ended March 31, 2011 and 2010, respectively.

The total unrecognized compensation expense related to the stock compensation arrangements for the restricted shares and share options as of March 31, 2011 is USD1,471.

As of March 31, 2011, no other awards have been granted under the 2007 Plan.

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

The Company considers its undistributed earnings to be permanently reinvested with respect to its investment in its foreign subsidiaries. Accordingly, no deferred income tax liability related to the unremitted earnings of its foreign subsidiaries has been included in the Company’s provision for income taxes. Upon distribution of subsidiaries earnings in the form of dividends or otherwise, the Company would be subject to a withholding tax calculated based on 10% of the gross amount of distribution.

During the three months ended March 31, 2010, the unrecognized tax benefits increased from RMB109,933 to RMB119,203.

9.	GOODWILL

Changes in the carrying amount of goodwill for the year ended December 31, 2010 and three-month period ended March 31, 2011 consisted of the following:

	As of March 31,	As of December 31,
	2011	2010
	RMB	RMB
Beginning balance	774,083	503,771
Addition from acquisitions	-	270,371
Exchange rate impact	(11)	(59)
Ending balances	774,072	774,083

No impairment charges have been recorded for the three-month period ended March 31, 2011.

10.	NET INCOME PER SHARE

	For the three months ended March 31,
	2011		2010
Numerator used in basic and diluted net income per share:
Net income attributable to ChinaCast Education Corporation	RMB	37,003	RMB	31,122

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		49,778,952		45,968,134

Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restricted stock and exercises of Underwriter Warrants		401,516		344,031

Weighted average ordinary shares outstanding used in computing diluted net income per share		50,180,468		46,312,165

Net income per share – basic:
Net income attributable to ChinaCast Education Corporation	RMB	0.74	RMB	0.68

Net income per share – diluted:
Net income attributable to ChinaCast Education Corporation per share —diluted:	RMB	0.74	RMB	0.67

11.      SEGMENT INFORMATION

	For the three months ended March 31,
	2011	2010
	RMB	RMB
Revenues from external customers:
ELG	47,620	46,399
TUG	100,328	61,962
	147,948	108,361

Additional analysis of revenues from ELG by product or service:
Service	47,620	46,368
Equipment	-	31
	47,620	46,399

Additional analysis of revenues from ELG by business lines:
Post secondary education distance learning	29,850	28,054
K-12 and content delivery	15,782	16,006
Vocational training, enterprise/government training and networking services	1,988	2,339
	47,620	46,399
Income from operations:
ELG	24,482	25,440
TUG	32,913	15,974
	57,395	41,414

	As of March	As of December
	31, 2011	31, 2010
	RMB	RMB
Segment assets:
ELG	689,109	656,795
TUG	2,150,373	2,237,395

	2,839,482	2,894,190

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditures of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three months ended March 31, 2011.

Three customers as of March 31, 2011 and two customers as of December 31, 2010 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 35.7% and 20.9% of the Company’s accounts receivable balance at March 31, 2011 and December 31, 2010, respectively.

12.	WARRANTS AND UNIT PURCHASE OPTIONS

In connection with the share offering which was consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 Underwriter Warrants with a price of US$3.15 per share. The Underwriter Warrants will be exercisable for five years from the closing date of the share offering and are classified as Equity in the accompanying consolidated financial statements. As of March 31, 2011, there were 255,000 Underwriter Warrants outstanding.

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

c)
On August 23, 2010, CEH, the Company's subsidiary in British Virgin Islands, consummated the acquisition of the entire interest in Wintown from the former sole owner of Wintown. Wintown holds the entire interest in Rubao. Rubao holds the entire interest in Jiyang which in turns holds the entire interest in HIUBC. HIUBC is a private college affiliated with Hubei Industrial University. The total consideration for the acquisition is up to RMB450,000, of which RMB360,000 was paid during 2010. The remaining amount of the consideration is to be calculated based on the net profit of HIUBC. For the academic year of 2010 (i.e. from September 1, 2010 to August 31, 2011), if the net profit as determined under the relevant sale and purchase agreement of HIUBC is less than RMB50,000, CEH is entitled to deduct an amount equal to 9 times of the difference between the net profit and RMB50,000 from the remaining amount of consideration. The contingent consideration was recorded as a liability at fair value of RMB78,721 and the change of its fair value was recorded in earnings at each reporting date. As a result, the expected total consideration was RMB438,721 as of the date of acquisition. There was no change in the fair value of the remaining consideration up to March 31, 2011.

d)
CCTSH injected RMB6 million, RMB6 million and RMB18 million into QPU as capital contribution in February, August and September of 2010 respectively.  Subsequently, YPSH borrowed RMB18 million from QPU. The PRC law and regulations restricts capital withdrawal from established companies. It may be argued that the borrowing from QPU could potentially be assessed as a capital withdrawal and may be subject to penalty ranging from 2-10% of the withdrawn amount. The Company has recorded a RMB1.8 million provision for such possible penalty.

14.	SUBSEQUENT EVENT

CEC has granted a new batch of restricted shares on April 30, 2011, to the three independent directors: Out of the 250,000 shares in total, 35,000 shares were vested on April 30, 2011, 55,000 will be vested on Feb 9, 2012 and 160,000 shares will be vested on Feb 9, 2013. The total unrecognized compensation cost is RMB10,048.

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

Critical Accounting Policies

For summary of the critical accounting policies and the significant judgments and estimates made on the part of the management, see item 7 of Form 10-K for the year ended December 31, 2010 filed by the Company on March 16, 2011.

Results of Operations

For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. CCL was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.5RMB at March 31, 2011 for the three months ended March 31, 2011.

Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The revenue of the Company for the three months ended March 31, 2011 amounted to RMB147.9 million (US$22.8 million) representing an increase of 36.5% over the revenue of the corresponding period in 2010. The increase in revenue for the three months ended March 31, 2011 was mainly due to the acquisition of Wintown in the third quarter of 2010.

Revenue of the ELG amounted to RMB47.6 million (US$7.3 million) for the three months ended March 31, 2011, as compared to revenue of RMB46.4 million of the ELG for the three months ended March 31, 2010. Service income, mainly of a recurring nature amounted to RMB47.6 million (US$7.3 million) for the three months ended March 31, 2011, compared to RMB46.4 million for the same period in 2010. There was no equipment sales, mainly project based, for the three months ended March 31, 2011, as compared to RMB0.03 million for the same period last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	March 31, 2011		March 31, 2010
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	4.6	29.8	28.1
K-12 and content delivery	2.4	15.8	16.0
Vocational training, enterprise / government training and networking	0.3	2.0	2.3
Total ELG revenue	7.3	47.6	46.4

Net revenue from post secondary education distance learning services increased from RMB28.1 million in the three months ended March 31, 2010 to RMB29.8 million (US$4.6 million) in three months ended March 31, 2011. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 144,000 at March 31, 2011 from 141,000 at March 31, 2010. The increase was due to the cooperation with the China Petroleum University and the continuous growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 1.4% from RMB16.0 million for the three months ended March 31, 2010 to RMB15.8 million (US$2.4 million) for the three months ended March 31, 2011. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500.

Net revenue from vocational and career training services, enterprise government training and networking services decreased slightly from RMB2.3 million during the three months ended March 31, 2010 to RMB2.0 million (US$0.3 million) during the three months ended March 31, 2011.

The revenue of TUG increased from RMB62.0 million in the three months ended March 31, 2010 to RMB100.3 million (US$15.4 million) in the three months ended March 31, 2011. The increase was mainly due to the acquisition of Wintown in the third quarter of 2010. TUG’s total student enrollment increased from approximately 20,400 as at March 31, 2010 to approximately 32,600 as at March 31, 2011. Student enrollments of the FTBC Group, the LJC Group and the HIUBC Group were approximately 12,600, 9,200 and 10,800 respectively as at March 31, 2011 .

Cost of sales of the Company increased by 30.0% from RMB48.2 million during the first quarter of 2010 to RMB62.7 million (US$9.6 million) during the first quarter of 2011. The increase was mainly due to the acquisition of Wintown, which contributed RMB16.6 million (US$2.6 million) to the cost of sales of the TUG.

ELG’s cost of sales decreased from RMB6.7 million during the first quarter of 2010 to RMB6.4 million (US$1.0 million) during the first quarter of 2011. The decrease was mainly due to the drop in the transponder fee after signing of a new contract in the fourth quarter of 2010.

TUG’s cost of sales amounted to RMB56.3 million (US$8.7 million) for the three months ended March 31, 2011 as compared to RMB41.6 million for the same period in 2010. The increase was due to the acquisition of Wintown in the third quarter of 2010, after which there were three universities operated under TUG.

ELG’s gross profit margin increased by 1.0 percentage points, from 85.6% in the first quarter of 2010 to 86.6% in the first quarter of 2011. The increase was due to the reduction of the transponder fee mentioned above. TUG’s gross profit margin was 43.9% for the first quarter of 2011 as compared to 32.9% for the same period of 2010. The increase was due to the economy of scale of FTBC and a financial contribution from the affiliated parent university of HIUBC for HIUBC to enhance the teaching team.

Selling and marketing expenses decreased from RMB0.8 million in the first quarter of 2010 to RMB0.4 million (US$0.1 million) in the first quarter of 2011. The decrease was due to the drop in share option expense from RMB0.4 million for the three months ended March 31, 2010 to RMB nil (US$nil million) for the three months ended March 31, 2011.

General and administrative expenses increased to RMB27.6 million (US$4.2 million) in the three months ended March 31, 2011 as compared to RMB17.6 million in the same period last year. The increase was mainly due to the acquisition of Wintown in the third quarter of 2010.

The Company had foreign exchange loss of RMB0.2 million (US$0.03 million) for the first quarter of 2011 compared to a loss of RMB0.3 million during the first quarter of 2010. The change was a result of the change in the RMB/US exchange rate.

Interest income increased from RMB3.0 million in the first quarter of 2010 to RMB4.2 million (US$0.6 million) in the first quarter of 2011. The increase was due to the increase in the amount of the Company’s term deposits.

Interest expense increased from RMB3.0 million in the first quarter of 2010 to RMB3.6 million (US$0.6 million) in the first quarter of 2011. The increase in interest expense was due to the increase in bank borrowings, mainly associated with the TUG to finance the construction of the campus.

Overall, profit before income tax and loss in equity investments increased from RMB41.4 million in the three months ended March 31, 2010 to RMB58.0 million (US$8.9 million) in the three months ended March 31, 2011, an increase of 40.1%. The increase was mainly due the increase in profit generated by the TUG.

The Company recorded a loss in equity investments amounted to RMBnil million (US$nil million) in the first quarter of 2011 compared to a loss of RMB0.03 million in the first quarter of 2010.

Income taxes increased by 111.8% from RMB9.8 million in the first quarter of 2010 to RMB20.8 million (US$3.2 million) in the first quarter of 2011. The increase was due to the increase in profit in the TUG after the acquisition of HIUBC and the increase in tax rate for the TUG from 15% to 25% after the expiration of the western development preferential policy.

Noncontrolling interest amounted to RMB0.2 million (US$0.03 million) for the three months ended March 31, 2011 as compared to RMB0.4 million for the three months ended March 31, 2010. The increase was due to a higher profit.

Net income attributable to the Company increased by 18.9% to RMB37.0 million (US$5.7 million) in the three months ended March 31, 2011 from RMB31.1 million in the three months ended March 31, 2010.

On March 16, 2007, the National People’s Congress of China enacted a new tax law, under which foreign-invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25% . The new tax law became effective on January 1, 2008. There is a transition period, during which enterprises may continue to enjoy existing preferential tax treatment or in which their tax rates may be gradually adjusted to 25%. Following the effectiveness of the new tax law, one of the Company’s major operating subsidiaries, CCT Shanghai, which was subject to the preferential tax rate of 15%, is now eligible for the phased-in rates, which is 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011, 25% in 2012 and thereafter.

Liquidity and Capital Resources

The following is a summary of the key items from the consolidated balance sheets.

			As of
	As of		December 31,
	March 31, 2011		2010
	(millions)		(millions)
	RMB	US$	RMB
Cash and cash equivalents	317.6	48.9	244.4
Term deposits	600.0	92.3	704.0
Subtotal	917.6	141.2	948.4
Accounts receivable	52.5	8.1	59.4
Inventory	1.0	0.2	1.0
Prepaid expenses and other current assets	41.1	6.3	48.2
Total current assets	1,021.8	157.2	1,067.4
Total assets	2,839.5	436.8	2,894.2

Cash and cash equivalents balances increased from RMB244.4 million as of December 31, 2010, to RMB317.6 million (US$48.9 million) as of March 31, 2011. The increase was mainly due to the reduction of term deposits.

There was net cash used in operating activities of RMB38.3 million (US$5.9 million) for the three months ended March 31, 2011 as compared to net cash from operating activities of RMB7.2 million for the three months ended March 31, 2010. The universities under the TUG enroll students at the beginning of an academic year and collect most of the tuition and other fee in September as well as the subsequent months every year. For the remainder of the academic year, the TUG would have a net cash outflow. The change from a net cash from operating activities for the first quarter of 2010 to a net cash used in operating activities for the first quarter of 2011 was mainly because of the addition of another university under TUG. Account payables reduced by RMB27.6 million in the first quarter of 2011 whereas account payables increased by RMB4.6 million in the first quarter of 2010. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depended upon the terms of the contracts.

Net cash from investment activities in the three months ended March 31, 2011 was RMB78.6 million (US$12.1 million), mainly reflecting the transfer from term deposit of RMB104.0 million (US$16.0 million). For the three months ended March 31, 2010, there was a transfer to term deposit of RMB43.0 million and purchase of fixed assets of RMB23.3 million, which resulted in a cash outflow of RMB69.3 million for the period.

Net cash provided by financing activities in the first quarter of 2011 was RMB32.5 million (US$5.0 million). New borrowings were obtained to finance the expansion of the capacity of TUG.

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

Total assets at March 31, 2011 amounted to RMB2,839.5 million (US$436.8 million), a reduction of 1.9%, when compared to the total assets amounting to RMB2,894.2 million at December 31, 2010. Total current assets decreased by 4.3% to RMB1,021.8 million at March 31, 2011.

Accounts receivable decreased from RMB59.4 million as of December 31, 2010 to RMB52.5 million (US$8.1 million) at March 31, 2011. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.0 million (US$0.2 million) at March 31, 2011.

Prepaid expenses and other current assets decreased from RMB48.2 million as of December 31, 2010 to RMB41.1 million (US$6.3 million). The decrease was mainly due to the changes in the deposits paid by the TUG.

As of March 31, 2011, the Company had total bank borrowings of RMB260.0 million (US$40.0 million). RMB170.0 million of the bank borrowings are expiring within one year were secured by a pledge of certain land use rights and buildings, the entitlement to accommodation income of the student apartments and guarantees given by certain individuals. The remaining RMB90.0 million of bank borrowings is expiring over one year which was secured by the guarantees provided by Chongqing Education Guarantee Co., Ltd. (“CQEG”) and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to future tuition collection rights of FTBC and a deposit of RMB4 million paid to CQEG were used as guarantees.

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

   Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on March 31, 2011, the exchange rate between the RMB and the U.S. dollar was RMB6.5 to US$1.

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

   We recognized a foreign exchange loss of approximately RMB0.2 million (US$0.03 million) for the three months ended March 31, 2011. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

   We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months ended March 31, 2011, we recorded an interest income of RMB4.2 million (US$0.6 million). Any significant changes in interest rate might have an adverse effect on this interest income.

   We have short-term and long-term debt amounting to RMB294.0 million (US$45.2 million) as of March 31, 2011. Interest paid in the three months ended March 31, 2011 was RMB3.6 million (US$0.6 million). Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2010 Annual Report on Form 10-K.

Inflation

   There have been no material changes associated with the impact of inflation from that previously disclosed in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

   We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this quarterly Report on Form 10-Q, the Companys disclosure controls and procedures were not effective as of March 31, 2011 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the identification of the following material weaknesses in our internal controls discussed in “Management’s Annual Report on Internal Control Over Financial Reporting” included in our 2010 annual report on Form 10-K:
-Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process
-Lack of contemporaneous documentation of certain decisions made by the Board of Directors

    A material weakenss is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
   There were no significant changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

   We are not currently a party to any pending material legal proceeding.

Item 1A. Risk Factors.

   There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: May 10, 2011	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.