Form 10-Q
period 2011-06-30
CHINACAST EDUCATION CORP
filed 2011-08-09
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting	company ☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

There were 48,987,235 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of August 6, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (In thousands, except share-related data)

			As of
	As of June 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets
Current assets:
Cash and cash equivalents	65,905	428,382	244,403
Term deposits	66,154	430,000	704,000
Accounts receivable	8,605	55,937	59,420
Inventory	150	972	993
Prepaid expenses and other current assets	5,041	32,766	48,221
Amounts due from related parties	529	3,438	3,438
Deferred tax assets	423	2,750	2,972
Current portion of prepaid lease payments for land use rights	613	3,986	3,986
Total current assets	147,420	958,231	1,067,433
Non-current deposits	843	5,480	7,388
Prepayment for construction projects	5,762	37,452	-
Property and equipment, net	116,505	757,283	763,926
Prepaid lease payments for land use rights - non-current	26,999	175,496	177,544
Acquired intangible assets, net	11,705	76,081	100,816
Long-term investments	462	3,000	3,000
Goodwill	119,085	774,051	774,083
Total assets	428,781	2,787,074	2,894,190

			As of
	As of June 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Liabilities and equity
Current liabilities:
Accounts payable (including accounts payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB1,563 and RMB1,635 as of June 30, 2011 and December 31, 2010, respectively)	5,304	34,478	48,602
Accrued expenses and other current liabilities (including accrued expenses and other liabilities of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB16,305 and RMB17,502 as of June 30, 2011 and December 31, 2010, respectively)	40,350	262,273	279,973
Deferred revenues	10,821	70,339	262,824
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB3,956 and RMB4,844 as of June 30, 2011 and December 31, 2010, respectively)	16,641	108,168	99,461
Current portion of long-term bank borrowings (including current portion of long-term bank borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of June 30, 2011 and December 31, 2010)	26,154	170,000	170,000
Other borrowings(including other borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of June 30, 2011 and December 31, 2010)	5,231	34,000	1,500
Total current liabilities	104,501	679,258	862,360
Non-current liabilities:
Long-term bank borrowings (including long-term bank Borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of June 30, 2011 and December 31, 2010)	16,154	105,000	90,000
Deferred tax liabilities – non-current (including deferred tax liabilities – non-current of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of June 30, 2011 and December 31, 2010)	7,567	49,187	51,503
Unrecognized tax benefits – non-current (including unrecognized tax benefits of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB5,799 as of June 30, 2011 and December 31, 2010, respectively)	18,308	119,003	109,933
Total non-current liabilities	42,029	273,190	251,436

Total liabilities	146,530	952,448	1,113,796
Commitments and contingencies
Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 48,987,235 and 49,778,952 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	6	36	36
Additional paid-in capital	228,473	1,485,075	1,510,527
Statutory reserve	7,334	47,671	47,671
Accumulated other comprehensive loss	(430)	(2,793)	(3,194)
Retained earnings	42,882	278,728	199,862

Total ChinaCast Education Corporation shareholders’ equity	278,265	1,808,717	1,754,902
Noncontrolling interest	3,986	25,909	25,492

Total equity	282,251	1,834,626	1,780,394

Total liabilities and equity	428,781	2,787,074	2,894,190

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
 (In thousands, except share-related data)

	For the three months ended June 30,			For the six months ended June 30,
	2011	2011	2010	2011	2011	2010
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Revenues:
Service	23,357	151,826	110,645	46,119	299,774	218,975
Equipment	2,600	16,897	-	2,600	16,897	31

	25,957	168,723	110,645	48,719	316,671	219,006

Cost of revenues:
Service	(12,027)	(78,177)	(52,136)	(21,674)	(140,881)	(100,355)
Equipment	(2,580)	(16,771)	-	(2,580)	(16,771)	-

	(14,607)	(94,948)	(52,136)	(24,254)	(157,652)	(100,355)

Gross profit	11,350	73,775	58,509	24,465	159,019	118,651

Operating (expenses) income:

Selling and marketing expenses (including share-based compensation of RMB nil and RMBnil for the three months ended June 30 for 2011 and 2010, respectively, share-based compensation of RMBnil and RMB410 for the six months ended June 30 for 2011 and 2010, respectively)	(116)	(752)	(503)	(182)	(1,184)	(1,308)
General and administrative expenses (including share-based compensation of RMB4,044 and RMB1,712 for the three months ended June 30 for 2011 and 2010, respectively, share-based compensation of RMB5,359 and RMB4,192 for the six months ended June 30 for 2011 and 2010, respectively)	(4,384)	(28,496)	(14,925)	(8,624)	(56,057)	(32,552)
Foreign exchange gain (loss)	(60)	(389)	(250)	(92)	(595)	(553)
Other operating income	(36)	(232)	207	18	118	214

Total operating expenses, net	(4,596)	(29,869)	(15,471)	(8,880)	(57,718)	(34,199)

	For the three months ended June 30,			For the six months ended June 30,
	2011	2011	2010	2011	2011	2010
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Income from operations	6,754	43,906	43,038	15,585	101,301	84,452
Interest income	615	3,998	3,534	1,261	8,195	6,488
Interest expense	(638)	(4,148)	(3,594)	(1,192)	(7,749)	(6,565)
Income before provision for income taxes and earnings in equity method investments	6,731	43,756	42,978	15,654	101,747	84,375
Provision for income taxes	(263)	(1,708)	(9,938)	(3,459)	(22,485)	(19,749)
Net income before earnings in equity investments	6,468	42,048	33,040	12,195	79,262	64,626
Loss in equity investments	-	-	(30)	-	-	(60)
Net income	6,468	42,048	33,010	12,195	79,262	64,566
Less: Net income attributable to noncontrolling interest	(28)	(184)	(434)	(60)	(396)	(868)
Net income attributable to ChinaCast Education Corporation	6,440	41,864	32,576	12,135	78,866	63,698
Net income	6,468	42,048	33,010	12,195	79,262	64,566
Foreign currency translation adjustments	25	164	1,442	65	422	1,608
Comprehensive income	6,493	42,212	34,452	12,260	79,684	66,174
Comprehensive income attributable to noncontrolling interest	(24)	(157)	(448)	(64)	(417)	(820)
Comprehensive income attributable to ChinaCast Education Corporation	6,469	42,055	34,004	12,196	79,267	65,354

Net income per share
Net income attributable to ChinaCast Education Corporation per share:
Basic	0.13	0.84	0.69	0.24	1.58	1.37

Diluted	0.13	0.83	0.69	0.24	1.57	1.36

Weighted average shares used in computation:
Basic	49,696,037	49,696,037	47,250,261	49,796,348	49,796,348	46,606,070

Diluted	50,253,690	50,253,690	47,454,800	50,368,075	50,368,075	46,880,355

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
 (In thousands, except share-related data)

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount		capital		reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2010	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518
Issuance of shares of common stock	4,428,254		3		232,987		—		—		—		—		232,990
Share-based compensation	—		—		4,600		—		—		—		—		4,600
Issuance of vested shares	180,000		—		—		—		—		—		—		—
Net income	—		—		—		—		63,698		—		868		64,566
Foreign currency translation adjustments	—		—		—		—		—		1,656		(48)		1,608

Balance at June 30, 2010	49,778,952		36		1,528,238		39,139		200,281		(4,399)		23,987		1,787,282

		US$	5	US$	224,741	US$	5,756	US$	29,453	US$	(647)	US$	3,528	US$	262,836

	ChinaCast Education Corporation Shareholders
											Accumulated
				Additional							other
	Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount		capital		reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2011	49,778,952		36		1,510,527		47,671		199,862		(3,194)		25,492		1,780,394
Repurchase of common stock	(1,015,503)		—		(30,769)		—		—		—		—		(30,769)
Share-based compensation	223,786		—		5,317		—		—		—		—		5,317
Net income	—		—		—		—		78,866		—		396		79,262
Foreign currency translation adjustments	—		—		—		—		—		401		21		422

Balance at June 30, 2011	48,987,235		36		1,485,075		47,671		278,728		(2,793)		25,909		1,834,626

		US$	6	US$	228,473	US$	7,334	US$	42,882	US$	(430)	US$	3,986	US$	282,251

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
	For the six months ended June 30,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	12,195	79,262	64,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,726	30,717	21,204
Amortization of acquired intangible assets	3,805	24,735	17,235
Amortization of land use rights	315	2,048	1,627
Share-based compensation	818	5,317	4,600
Loss on disposal of property, plant and equipment	112	728	1
Loss in equity investments	-	-	60
Changes in assets and liabilities:
Accounts receivable	484	3,147	5,722
Inventory	3	21	(54)
Prepaid expenses and other current assets	2,376	15,443	(2,054)
Non-current deposits	26	168	4,434
Amounts due from related parties	-	-	2,950
Accounts payable	(2,169)	(14,097)	3,852
Accrued expenses and other current liabilities	(2,436)	(15,836)	(1,903)
Deferred revenues	(29,613)	(192,485)	(116,343)
Income taxes payable	1,340	8,707	13,022
Deferred tax assets	34	222	606
Deferred tax liabilities	(356)	(2,316)	(2,653)
Unrecognized tax benefits	1,395	9,070	8,070
Net cash (used in) provided by operating activities	(6,945)	(45,149)	24,942
Cash flows from investing activities:
Repayment from advance to related party	-	-	45
Purchase of property and equipment	(3,991)	(25,941)	(39,051)
Purchase of term deposits	(58,462)	(380,000)	(43,000)
Proceeds from maturity of term deposits	100,615	654,000	-
Deposits for investments	(78)	(510)	(3,000)
Prepayment for construction projects	(5,762)	(37,452)	-
Net cash provided by (used in) investing activities	32,322	210,097	(85,006)

	For the six months ended June 30,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from financing activities:
Other borrowings raised	5,231	34,000	82,000
Repayment of other borrowings	(231)	(1,500)	(67,200)
Bank borrowings raised	16,154	105,000	80,000
Bank borrowings repaid	(13,846)	(90,000)	(78,400)
Repayment of capital lease obligation	-	-	(44)
Share repurchase	(4,734)	(30,769)	-
Deposit for bank borrowing guarantee	(115)	(750)	-
Collection of deposit for bank borrowing guarantee	462	3,000	-
Proceeds from issuance of share, net of issuance costs	-	-	232,990
Net cash provided by financing activities	2,921	18,981	249,346
Effect of foreign exchange rate changes	7	50	124
Net increase in cash and cash equivalents	28,305	183,979	189,406
Cash and cash equivalents at beginning of the period	37,600	244,403	327,628

Cash and cash equivalents at end of the period	65,905	428,382	517,034

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

The VIE arrangements

PRC laws and regulations currently restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. As a Delaware company, the Company is deemed a foreign legal person under the PRC laws. To comply with the PRC laws and regulations, the Company provides substantially all of its satellite broadband business activities in the PRC through its VIE, ChinaCast Li Xiang Co. Ltd. (“CCLX”).

Arrangement with CCLX

CCLX is a variable interest entity established on May 7, 2003. ChinaCast and its majority-owned subsidiaries do not have legal ownership of CCLX, which is licensed to provide value-added satellite broadband services in the PRC. CCLX is legally owned by three employees of ChinaCast. To provide the Company the ability to receive the majority of the expected residual returns of the VIE and their subsidiaries, the Company's 98.5% owned subsidiary, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”) entered into a series of contractual arrangements with CCLX and CCLX subsequently updated these contractual arrangements on December 31, 2010.

•	Agreements that transfer economic benefits to CCT Shanghai

Technology services agreement: Pursuant to an Exclusive Technical Services Agreement with a 10 year term, CCT Shanghai assists CCLX in implementing CCLX's businesses relating to the provision of exclusive technical, consulting, financial support and other services, including but not limited to the provision of technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development and system maintenance. As consideration for these services, CCT Shanghai is entitled to charge CCLX monthly service fees equal to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services. During the term of the agreement, unless CCT Shanghai commits gross negligence, or a fraudulent act against CCLX, CCLX may not terminate the agreement prior to its expiration date. CCT Shanghai can terminate the agreement upon 30 days prior written notice to CCLX at anytime.

Call option agreement: Pursuant to a call option agreement, the shareholders of CCLX unconditionally and irrevocably granted CCT Shanghai or its designated party an exclusive option to purchase from CCLX's shareholders, to the extent permitted under PRC law, 100% of the equity interests in CCLX, as the case maybe, for RMB1 or the minimum amount of consideration permitted by the applicable law without any other conditions. CCT Shanghai has sole discretion to decide when to exercise the option, whether in part or in full, during the 10 year term of the agreement.

Equity pledge agreement: Pursuant to the equity pledge agreement, as a collateral security for the prompt and complete execution of the Exclusive Technical Services Agreement , CCLX's shareholders pledged to CCT Shanghai all of their rights, title and interest in the CCLX's shares, including ownership rights and rights to dividends and other distributions. In the event CCLX fails to pay the service fee in accordance with the New Technical Service Agreement, CCT Shanghai has the right, but not the obligation, to dispose of the equity interest pledged by the CCLX shareholders in accordance with the provisions in the agreement.

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

The new guidance is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, and all interim and annual periods thereafter. CEC and its consolidated entities (the “Group”) adopted the new guidance on January 1, 2010.

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

Risks in relation to the consolidation of VIE and acquired schools

The Company, believes that CCT Shanghai’s contractual arrangements with the VIE are in compliance with PRC law and are legally enforceable. The shareholders of the VIE are current employees of the Company and therefore have no current interest in seeking to act contrary to the contractual arrangements. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements and if the shareholders of the VIE were to reduce their interest in the Company, their interests may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the contractual terms, for example by influencing the VIE not to pay the service fees when required to do so.

The Company’s ability to control the VIE also depends on the power of attorney CCT Shanghai has to vote on all matters requiring shareholder approval in the VIE, including but not limited to appointment of directors, significant operating, investing, and investing decisions. As noted above, the Company believes this power of attorney is legally enforceable but may not be as efficient as direct equity ownership. However, it provides an effective legal remedy under PRC law for the Company to control the VIE assets, cash flows, and operating performance.

The Company, believes that the current ownership with the acquired schools is in compliance with PRC law and is legally enforceable. The current ownership structure provides an effective means for the Company to involve in and control the acquired schools' assets, cash flows, and operating performance.

If the contractual arrangements with the VIE or the ownership with the acquired schools are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	Levying fines and confiscating illegal income of the VIE or the Group's subsidiaries in China;
•	Restricting or prohibiting use of the proceeds to finance the Group's business and operations in China;
•	Requiring the Group to restructure the ownership structure or operations of the VIE or the Group's subsidiaries in China;
•	Requiring the Group to discontinue all or a portion of its business in China; and/or
•	Revoking the business licenses of the VIE or the Group's subsidiaries in China.

The imposition of any of these penalties may cause significant disruption to the Group's business operations and may result in a material and adverse effect on the Group’s business, financial condition and results of operations. In addition, if the imposition of any of these penalties causes the Group to lose control over the acquired schools, or to lose the rights to direct the activities of the VIE, or the right to receive its economic benefits, the Group would no longer be able to consolidate the VIE and acquired schools. The Group does not believe that any penalties imposed or actions taken by the PRC Government would result in the liquidation of the Company, CCT Shanghai, the VIE, or the acquired schools.

CCT Shanghai is the primary beneficiary and absorbs 100% of the economic benefits of CCLX. The following unaudited financial statement amounts and balances of CCLX was included in the accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2011 after elimination of the intercompany transactions and balances:

			As of
	As of June 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
Current assets	13,226	85,966	87,023
Non-current assets	511	3,322	3,101
Total assets	13,737	89,288	90,124

There are no consolidated CCLX assets that are collateral for the CCLX's obligations and can only be used to settle the CCLX's obligations.

			As of
	As of June 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
Current liabilities	3,357	21,824	23,941
Non-current liabilities	892	5,799	5,799
Total liabilities	4,249	27,623	29,740

	For the three months ended June 30,			For the six months ended June 30,
	2011	2011	2010	2011	2011	2010
	US$	RMB	RMB	US$	RMB	RMB
Revenues	4,925	32,012	31,654	9,692	62,997	62,046
Net income (loss)	4,065	26,423	25,850	7,734	50,273	50,169

	For the six months ended June 30,
	2011	2011	2010
	US$	RMB	RMB
Net cash provided by /(used in) operating activities	7,561	49,149	60,071
Net cash provided by /(used in) investing activities	(202)	(1,313)	(429)
Net cash provided by/(used in) financing activities	-	-	-

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

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.5 to US$1 was applied as of June 30, 2011. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

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

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in U.S. GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:
•
Highest-and-best-use and valuation-premise concepts for nonfinancial assets – the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•
Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk – the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•
Premiums or discounts in fair value measure – the guidance states that "premiums or discounts that reflect size as a characteristic of the reporting entity's holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market's normal daily trading volume is not sufficient to absorb the quantity held by the entity…) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement."

•
Fair value of an instrument classified in a reporting entity's shareholders' equity – the guidance prescribes a model for measuring the fair value of an instrument classified in shareholders' equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements – the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:
o
For fair value measurements categorized in level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

o	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.
The guidance is to be applied prospective and effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In June 2011, the FASB issued an authoritative pronouncement to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

3.	ACQUISITION

On October 5, 2009, ChinaCast Communication Holdings Limited (“CCH”), the Company's subsidiary in Bermuda, consummated the acquisition of the entire interest in East Achieve Limited (“East Achieve”) from the former sole owner of East Achieve.  East Achieve holds the entire interest in Shanghai Xijui Information Technology Co., Ltd. (“Xijiu”).  Xijiu holds the entire interest in China Lianhe Biotechnology Co., Ltd. (“Lianhe”) which in turns holds the entire interest in Lijiang College of Guangxi Normal University (“Lijiang College”).  Lijiang College is a private college affiliated with Guangxi Normal University.  The total consideration for the acquisition is up to RMB365,000, of which RMB295,000 was paid during 2009.  The remaining amount of the consideration is to be calculated as below.

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

Acquisition of Wintown

On August 23, 2010, ChinaCast Education Holdings Limited (“CEH”), the Company's subsidiary in the British Virgin Islands, consummated the acquisition of the entire interest in Wintown from the former sole owner of Wintown. Wintown ultimately holds the entire interest in HIUBC. HIUBC is a private college affiliated with Hubei Industrial University. The total consideration for the acquisition is up to RMB450,000, of which RMB360,000 was paid during 2010. The remaining amount of the consideration is to be calculated as below:

For the academic year of 2010 (i.e. from September 1, 2010 to August 31, 2011), if the net profit as determined under the relevant sale and purchase agreement of HIUBC is less than RMB50,000, CEH is entitled to deduct an amount equal to 9 times of the difference between the net profit and RMB50,000 from the remaining payment of RMB90,000.

 The remaining contingent consideration was recorded as a liability at fair value of RMB78,721 and the change of its fair value was recorded in earnings at each reporting date. As a result, the fair value of total consideration was RMB438,721 as of the date of acquisition. There was no material change in the fair value of the remaining consideration up to June 30, 2011.

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

4.  PREPAYMENT FOR CONSTRUCTION PROJECTS
The balance represents prepayment to Chongqing Vocational College of Media and its investor Chongqing Bainian Guangcai Company ("CVCM" collectively). Starting from 2011/2012 school year, CVCM will help FTBC construct new campus and FTBC will pay for the construction. Before the completion of the work, CVCM will allow students of FTBC to use resources of CVCM, including canteen, teaching buildings, and dormitory, etc. and FTBC needs to pay 15% of its total revenue from students as compensation.

5.  NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of June 30, 2011	As of December 31, 2010
	RMB	RMB

Rental deposits	246	415
Utilities deposits	454	208
Guarantee deposit for borrowings	1,750	4,000
Guarantee deposits for construction projects	2,520	2,765
Deposit for investment project	510	-
Total	5,480	7,388

Rental deposits represented office rental deposits for the Company’s daily operations.

Guarantee deposit for borrowings represented deposits placed with Chongqing Education Guarantee Co., Ltd.,a long-term investment of the Company, which in turn provided guarantee in favor of the relevant bank for the Company’s bank borrowings of RMB35,000.

These deposits are classified into non-current deposits since they will not be refunded within one year.

6.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of June 30,	As of December 31,
	2011	2010
	RMB	RMB
Customer relationships
Cost	129,329	129,329
Less: Accumulated amortization	(84,654)	(66,509)

	44,675	62,820

Affiliation agreement
Cost	45,000	45,000
Less: Accumulated amortization	(13,594)	(7,004)

	31,406	37,996

Acquired intangible assets, net	76,081	100,816

For the three months and six months ended June 30, 2011, the Company recorded amortization expense in respect of the customer relationships amounting to RMB9,072 and RMB18,145, respectively. The Company will record further amortization expenses in respect of the customer relationships of RMB13,365, RMB18,926, RMB9,851, and RMB2,533 in 2011, 2012, 2013 and 2014, respectively.

For the three months and six months ended June 30, 2011, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB3,295 and RMB6,590, respectively.  The Company will record amortization expenses in respect of the affiliation agreement of RMB6,590, RMB13,181, RMB9,737 and RMB1,898 in 2011, 2012, 2013 and 2014, respectively.

7.	BORROWINGS

During the six months ended June 30, 2011, an aggregate amount of other borrowings amounting to RMB34,000 was raised and RMB1,500 was repaid. The other borrowings carried interest at 9% per annum and will be repayable in 2011.

The Company raised other borrowings of RMB34,000 in the six months ended June 30, 2011 from two individuals. The terms and counterparties for the borrowings are as follows:

Counterparties	Amounts borrowed RMB	Borrowing date	Maturity date	Interest rate
HU, Jiping	9,000	March 3, 2011	September 15, 2011	9%
CHEN, Ling	25,000	March 21, 2011	Within 3 months	9%
	34,000

The Company repaid other borrowings of RMB1,500 in the six months ended June 30, 2011 to one individual as follows:

Counterparty	Amounts repaid RMB	Borrowing date	Repayment date	Interest rate
LI, Shaobi	1,500	July 16, 2010	January 20, 2011	7%
	1,500

The ending balance of other borrowings was RMB34,000 as at June 30, 2011.

8.	SHARE REPURCHASE

From May 12, 2011 to June 30, 2011, the Company repurchased a total of 1,015,503 common stock on the market. The average repurchased price per share was US$4.688 per share and the total principal paid for the common stock was US$4,760.

9.	STOCK COMPENSATION PLAN

Under the 2007 Omnibus Securities and Incentive Plan (“2007 Plan”) adopted in May 2007, CEC may grant any awards to eligible participants, including employees, directors or consultants, to purchase up to 2,500,000 ordinary shares.

Nonvested shares

On January 11, 2008, CEC agreed to grant, under the 2007 Plan, nonvested shares to its three independent directors at no consideration. Each of the three directors were granted 100,000 nonvested shares of the Company's common stock. All of the shares of nonvested stock to be granted to the directors were issued at fair market value based on the closing price on January 11, 2008 of US$6.25 (RMB45.38). For each of the three directors of CEC, 10,000, 30,000 and 60,000 of the nonvested shares vested on February 9, 2008, February 9, 2009 and February 9, 2010, respectively. In December 2009, Mr. Richard Xue decided not to stand for re-election to the board of directors of CEC. CEC's board of directors accelerated the date of the vesting of his final grant of 60,000 nonvested shares from February 9, 2010 to the date of his resignation.

On June 22, 2010, CEC granted, under the 2007 Plan, 396,678 nonvested shares to six employees at no consideration. All of the shares of nonvested stock to the employees were granted at fair market value based on the closing price of June 22, 2010 of US$6.07 (RMB41.26). 33,062 of the nonvested shares vested on the date of grant. 33,056 of the nonvested shares vested on July 31, 2010 and an equal number of nonvested shares vest at the end of every three months thereafter until January 31, 2013.

On April 30, 2011, CEC granted, under the 2007 Plan, 250,000 nonvested shares to three independent directors at no consideration. All of the shares of nonvested stock to the independent directors were granted at fair market value based on the closing price of April 30, 2011 of US$6.11 (RMB39.72). 35,000 of the nonvested shares vested on the date of grant. 55,000 of the nonvested shares vested on February 9, 2012 and the balance of 160,000 of nonvested shares vest on February 9, 2013.

On May 31, 2011, CEC granted, under the 2007 Plan, 23,500 nonvested shares to 47 employees at no consideration. All of the shares of nonvested stock to the employees were granted at fair market value based on the closing price of May 31, 2011 of US$5.63 (RMB36.60).

	Number of shares	Weighted average grant-date fair values of shares	Weighted average intrinsic value per share at the grant date
		US$	US$
Nonvested share unvested at January 1, 2011	297,504	6.07	6.07
Granted	273,500	6.07	6.07
Vested	(124,612)	6.00	6.00
Fortfeited	-	-	-
Nonvested share unvested at June 30, 2011	446,392	6.09	6.09

Share options

On January 11, 2008, CEC granted, under the 2007 Plan, 1,200,000 options to purchase the Company's common stock to selected employees at no consideration.  The per share exercise price of the options is US$6.30 and the expiry date is January 11, 2018.  A total of 401,000, 401,000 and 398,000 share options vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively.  Upon exercise of these options, a total of 1,200,000 common stock will be issued.  As of June 30, 2011, no such restricted shares or options have been forfeited.

A summary of the option activity under 2007 Plan is as follows:

Weighted
average
	Number	exercise
	of options	price
US$
Options outstanding at December 31, 2010	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

		Weighted
		average
	Number	exercise
	of options	price
		US$
Options outstanding at June 30, 2011	1,200,000	6.30
Options exercisable at June 30, 2011	1,200,000	6.30

The per share fair value of options as of January 11, 2008, the grant date, was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of June 30, 2011 was US$ nil.
The weighted average remaining contractual life is 6.5 years as of June 30, 2011.
Total share-based compensation expenses amounting to RMB4,044 and RMB1,712 were recognized for the three months ended June 30, 2011 and 2010, respectively. Total share-based compensation expenses amounting to RMB5,359 and RMB4,602 were recognized for the six months ended June 30, 2011 and 2010, respectively.

The total unrecognized compensation expense related to the stock compensation arrangements for the restricted shares and share options as of June 30, 2011 is USD2,512

As of June 30, 2011, no other awards have been granted under the 2007 Plan.

10.	INCOME TAXES

On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. All the PRC entities of the Company are subject to 25% income tax rate, except for the following entities, which enjoy preferential tax rate.

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

Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on ChinaCast Technology (BVI) Limited (“CCT BVI”)’s deemed profit generated in the PRC, the profit of CCT Shanghai, CCLX, Hai Lai, Hai Yuen, FTBC, Lijiang College and HIUBC.

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

CCT BVI constituted a Permanent Establishment ("PE") in the PRC and the income generated from the PE is subject to the PRC income taxes, which are calculated at 25% tax rate.

Uncertainties exist with respect to the application of the Enterprise Income Tax Law and its implementation rules to our operations, specifically with respect to our tax residency status. The enterprise Income Tax Law specifies that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their "de facto management bodies" as establishment that carry out substantial and overall management and control over the manufacturing and business operations personnel, accounting, properties, etc. of an enterprise. The Company has evaluated the uncertain tax position related to the non-PRC tax residency of its offshore holding entities. Taking all the relevant facts, technical merits and current practice into consideration, the Company has determined that the position does not meet the FIN48 recognition threshold, which means it is more likely than not that the positions will be sustained upon examination by tax authorities with full knowledge of relevant facts and information, therefore, no unrecognized tax benefit is recorded.

The three acquired universities have so far not paid any income tax. The Company provided provisions of unrecognized tax benefits for the three acquired universities since significant judgments are required in determining whether such universities are qualified for income tax exemption. During the six months ended June 30, 2011, the unrecognized tax benefits increased from RMB109,933 to RMB119,003.

11.	GOODWILL

Changes in the carrying amount of goodwill for the year ended December 31, 2010 and six-month period ended June 30, 2011 consisted of the following:

	As of June 30,	As of December 31,
	2011	2010
	RMB	RMB
Beginning balance	774,083	503,771
Addition from acquisitions	-	270,371
Exchange rate impact	(32)	(59)
Ending balances	774,051	774,083

No impairment charges have been recorded for the six-month period ended June 30, 2011.

12.	NET INCOME PER SHARE

	For the three months ended June 30,				For the six months ended June 30,
	2011		2010		2011		2010
Numerator used in basic and diluted net income per share:
Net income attributable to ChinaCast Education Corporation	RMB	41,864	RMB	32,576	RMB	78,866	RMB	63,698

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		49,696,037		47,250,261		49,796,348		46,606,070

Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restricted shares and exercises of Underwriter Warrants		557,653		204,539		571,727		274,285

Weighted average ordinary shares outstanding used in computing diluted net income per share		50,253,690		47,454,800		50,368,075		46,880,355

Net income per share – basic:
Net income attributable to ChinaCast Education Corporation	RMB	0.84	RMB	0.69	RMB	1.58	RMB	1.37

Net income per share – diluted:
Net income attributable to ChinaCast Education Corporation	RMB	0.83	RMB	0.69	RMB	1.57	RMB	1.36

13.	SEGMENT INFORMATION

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	RMB	RMB	RMB	RMB

Revenues from external customers:
ELG	65,341	47,621	112,961	94,020
TUG	103,382	63,024	203,710	124,986

	168,723	110,645	316,671	219,006

Additional analysis of revenues from ELG by product or service:
Service	48,444	47,621	96,064	93,989
Equipment	16,897	-	16,897	31

	65,341	47,621	112,961	94,020

Additional analysis of revenues from ELG by business lines:
Post secondary education distance learning	30,501	28,412	60,351	56,465
K-12 and content delivery	15,741	15,974	31,523	31,981
Vocational training, enterprise/government training and networking services	19,099	3,235	21,087	5,574

	65,341	47,621	112,961	94,020

Income from operations:
ELG	23,278	27,395	47,760	52,835
TUG	20,628	15,643	53,541	31,617

	43,906	43,038	101,301	84,452

	As of June	As of December
	30, 2011	31, 2010
	RMB	RMB
Segment assets:
ELG	630,188	656,795
TUG	2,156,886	2,237,395

	2,787,074	2,894,190

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three months and six months ended June 30, 2011.

Four customers as of June 30, 2011 and two customers as of December 31, 2010 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 45.7% and 20.9% of the Company’s accounts receivable balances at June 30, 2011 and December 31, 2010, respectively.

14.	WARRANTS AND UNIT PURCHASE OPTIONS

In connection with the share offering which was consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 Underwriter Warrants with a price of US$3.15 per share. The Underwriter Warrants will be exercisable for five years from the closing date of the share offering and are classified as Equity in the accompanying consolidated financial statements. As of June 30, 2011, there were 255,000 Underwriter Warrants outstanding.

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

16.	SUBSEQUENT EVENT

The Company has performed an evaluation of the subsequent events review through August 9, 2011, which is the date the unaudited consolidated financial statements were available to be issued.

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

Results of Operations

For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. ChinaCast Company Ltd. ("CCL") was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.5RMB at June 30, 2011 for the three months and six months ended June 30, 2011.

Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The revenue of the Company for the three months and six months ended June 30, 2011 amounted to RMB168.7 million (US$26.0 million) and RMB316.7 million (US$48.7 million) respectively, representing an increase of 52.5% and 44.6% over the revenue of the corresponding periods in 2010. The increase in revenue was mainly due to the acquisition of Wintown in the third quarter of 2010 and the increase in equipment sales, in the second quarter of 2011. The Wintown Group contributed a revenue of RMB29.5 million (US$4.5 million) and RMB58.6 million (US$9.0 million) in the three months and six months ended June 30, 2011 respectively.

Revenue of the ELG amounted to RMB65.3 million (US$10.1 million) and RMB113.0 million (US$17.4 million) for the three months and six months ended June 30, 2011 respectively, as compared to revenue of RMB47.6 million and RMB94.0 million of the ELG for the three months and six months ended June 30, 2010 respectively. Service income, amounted to RMB48.4 million (US$7.4 million) and RMB96.1 million (US$14.8 million) for the three months and six months ended June 30, 2011, compared to RMB47.6 million and RMB94.0 million for the corresponding periods in 2010. Equipment sales, amounted to RMB 16.9 million (US$ 2.6 million) and RMB16.9 million (US$2.6 million) for the three months and six months ended June 30, 2011, against RMB nil and RMB0.03 million for the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	June 30, 2011		June 30, 2010
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	4.7	30.5	28.4
K-12 and content delivery	2.4	15.7	16.0
Vocational training, enterprise / government training and networking	3.0	19.1	3.2
Total ELG revenue	10.1	65.3	47.6

	Six Months ended
	June 30, 2011		June 30, 2010
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	9.3	60.4	56.5
K-12 and content delivery	4.9	31.5	32.0
Vocational training, enterprise / government training and networking	3.2	21.1	5.5
Total ELG revenue	17.4	113.0	94.0

Net revenue from post secondary education distance learning services increased from RMB56.5 million in the six months ended June 30, 2010 to RMB60.4 million (US$9.3 million) in six months ended June 30, 2011. Net revenue from post secondary education distance learning services increased from RMB28.4 million in the three months ended June 30, 2010 to RMB30.5 million (US$4.7 million) in three months ended June 30, 2011. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 144,000 at June 30, 2011 from 141,000 at June 30, 2010. The increase was due to the growth of students enrolled in distance learning degree courses with the universities. The increase was also due to the contribution from the 60% owned subsidiary established with Petroleum University in 2010, which had a revenue of RMB1.5 million (US$0.2 million) and RMB2.4 million (US$0.4 million) for the three months and six months ended June 30, 2011 respectively.

The revenue from the K-12 and content delivery business decreased slightly by approximately 1.4% from RMB32.0 million for the six months ended June 30, 2010 to RMB31.5 million (US$4.9 million) for the six months ended June 30, 2011. The revenue from the K-12 and content delivery business decreased slightly by approximately 1.5% from RMB16.0 million for the three months ended June 30, 2010 to RMB15.7 million(US$2.4 million) for the three months ended June 30, 2011. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500, and since K-12 revenue is generated in CCT BVI, whose functional currency is HKD, the revenue decreased due to exchange rate fluctuations.

Net revenue from vocational and career training services, enterprise government training and networking services increased from RMB5.6 million during the six months ended June 30, 2010 to RMB21.1 million (US$3.2 million) during the six months ended June 30, 2011. Net revenue from vocational and career training services, enterprise government training and networking services increased from RMB3.2 million during the three months ended June 30, 2010 to RMB19.1 million (US$3.0 million) during the three months ended June 30, 2011. The increase was mainly due to fluctuations in equipment sales. Equipment sales included in the revenue of this business line amounted to RMB 16.9 (US$ 2.6 million) and RMB16.9 million (US$2.6 million) for the three months and six months ended June 30, 2011, against RMB nil and RMB0.03 million for the same periods last year.

The revenue of TUG increased from RMB63.0 million and RMB125.0 million in the three months and six months ended June 30, 2010, respectively, to RMB103.4 million (US$15.9 million) and RMB203.7 million (US$31.3 million) in the three months and six months ended June 30, 2011. The increase was mainly due to the acquisition of Wintown in the third quarter of 2010. TUG’s total student enrolment increased from approximately 20,400 as at June 30, 2010 to approximately 32,600 as at June 30, 2011. Student enrollments of the FTBC Group, the LJC Group and the HIUBC Group were approximately 12,600, 9,200 and 10,800, respectively, as at June 30, 2011.

Cost of sales of the Company increased by 57.1% from RMB100.4 million during the first half of 2010 to RMB157.7 million (US$24.3 million) during the first half of 2011. Cost of sales of the Company increased by 82.1% from RMB52.1 million during the second quarter of 2010 to RMB94.9 million (US$14.6 million) during the second quarter of 2011. The increase was mainly due to the acquisition of Wintown, which increased the cost of sales of the TUG from RMB45.6 million for the three months ended June 30, 2010 to RMB71.3 million (US$11.0 million) for the three months ended June 30, 2011 and the increase of cost for materials related to equipment sales from RMB nil for the three months ended June 30,  2010 to RMB16.5 million (US$2.5 million) for the three months ended June 30, 2011.

ELG’s cost of sales increased from RMB13.2 million during the first half of 2010 to RMB30.0 million (US$4.6 million) during the first half of 2011. ELG’s cost of sales increased from RMB6.6 million during the second quarter of 2010 to RMB23.6 million (US$3.6 million) during the second quarter of 2011. The increase was mainly due to increase in equipment sales. There was no cost of materials for ELG for the first half of 2010 whereas ELG’s cost of materials was RMBnil and RMB16.8 million (US$2.6 million) for the three months and six months ended June 30, 2011. The cost of service for the ELG amounted to RMB6.8 million (US$1.1 million) and RMB13.2 million (US$2.0 million) for the three months and six months ended June 30, 2011, as compared to RMB6.6 million and RMB13.2 million for the same periods in 2010.

TUG’s cost of sales amounted to RMB71.3 million (US$11.0 million) and RMB127.6 million (US$19.6 million) for the three months and six months ended June 30, 2011 as compared to RMB45.6 million and RMB87.1 million for the same periods in 2010. The increase was due to the acquisition of Wintown in the third quarter of 2010, after which there were three universities operated under TUG. The cost of sales of the Wintown Group amounted to RMB24.5 million (US$3.8 million) and RMB41.1 million (US$6.3 million) for the three months and six months ended June 30, 2011, respectively.

ELG’s gross profit margin decreased by 21.9 percentage points, from 86.2% in the second quarter of 2010 to 64.3% in the second quarter of 2011. The decrease was due to the increase in equipment sales, which has a low margin. TUG’s gross profit margin was 31.0% for the second quarter of 2011 as compared to 27.7% for the same period of 2010. The increase was due to economies of scale and improved efficiency of FTBC and LJC, which was slightly offset by the lower gross profit margin of HIUBC with higher affiliation fee split to the associated university and higher amortization of intangibles.

Selling and marketing expenses decreased from RMB1.3 million in the first half of 2010 to RMB1.2 million (US$0.2 million) in the first half of 2011. Selling and marketing expenses increased from RMB0.5 million in the second quarter of 2010 to RMB0.8 million (US$0.1 million) in the second quarter of 2011. The increase was due to the increase in selling and marketing activities in the consolidated subsidiary established with the Petroleum University in 2010.

General and administrative expenses increased by 90.9% and 72.2% to RMB28.5 million (US$4.4 million) and RMB56.1 million (US$8.6 million) in the three months and six months ended June 30, 2011 as compared to the same periods last year. The increase was mainly due to the acquisition of Wintown in the third quarter of 2010. In addition, the Company granted new restricted shares to the independent directors and staff in the second quarter of 2011. Share -based compensation increased from RMB1.7 million and RMB4.2 million for the three months and six months ended June 30, 2010 to RMB4.0 million (US$0.6 million) and RMB5.4 million (US$0.8 million) for the three months and six months ended June 30, 2011, respectively.

Interest income increased from RMB6.5 million in the first half of 2010 to RMB8.2 million (US$1.3 million) in the first half of 2011. Interest income increased from RMB3.5 million in the second quarter of 2010 to RMB4.0 million (US$0.6 million) in the second quarter of 2011. The increase was due to the increase in the amount of the Company’s term deposits and increase in the interest rate.

Interest expense increased from RMB6.6 million in the first half of 2010 to RMB7.7 million (US$1.2 million) in the first half of 2011. Interest expense increased from RMB3.6 million in the second quarter of 2010 to RMB4.1 million (US$0.6 million) in the second quarter of 2011. Interest expense was mainly associated with the loan of the TUG to finance the construction of the campus. The increase was due to the increase in the corresponding bank loan.

Overall, profit before income tax and loss in equity investments increased from RMB43.0 million in the three months ended June 30, 2010 to RMB43.8 million (US$6.7 million) in the three months ended June 30, 2011, an increase of 1.9%. The increase was mainly due to the increase in revenue.

The Company recorded a loss in equity investments amounting to RMBnil million (US$nil million) in the second quarter of 2011 compared to a loss of RMB0.03 million in the second quarter of 2010.

Income taxes decreased by 82.8% from RMB9.9 million in the second quarter of 2010 to RMB1.7 million (US$0.3 million) in the second quarter of 2011. The decrease was due to reversal of unrecognized tax benefits recorded for previous years, which was offset slightly by the increase in tax rate for the TUG from 15% to 25% after the expiration of the western development preferential policy in 2011.

Noncontrolling interest amounted to RMB0.2 million (US$0.03 million) for the three months ended June 30, 2011 as compared to RMB0.4 million for the three months ended June 30, 2010. The decrease was due to the loss in the consolidated subsidiary established with the Petroleum University, which offset the increase in noncontrolling interest due to higher profit.

Net income attributable to the Company increased by 28.8% to RMB42.0 million (US$6.5 million) in the three months ended June 30, 2011 from RMB32.6 million in the three months ended June 30, 2010.

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

Liquidity and Capital Resources

The following is a summary of the key items from the consolidated balance sheets.
			As of
	As of		December 31,
	June 30, 2011		2010
	(millions)		(millions)
	RMB	US$	RMB
Cash and cash equivalents	428.4	65.9	244.4
Term deposits	430.0	66.2	704.0
Subtotal	858.4	132.1	948.4
Accounts receivable	55.9	8.6	59.4
Inventory	1.0	0.2	1.0
Prepaid expenses and other current assets	32.8	5.0	48.2
Total current assets	958.2	147.4	1,067.4
Total assets	2,787.1	428.8	2,894.2

Cash and cash equivalents balances increased from RMB244.4 million as at December 31, 2010, to RMB428.4 million (US$65.9 million) as at June 30, 2011. The increase was mainly due to the reduction of term deposits.

There was net cash used in operating activities of RMB45.1 million (US$6.9 million) for the six months ended June 30, 2011 as compared to net cash from operating activities of RMB24.9 million for the six months ended June 30, 2010. The universities under the TUG enroll students at the beginning of an academic year and collect most of the tuition and other fee in September as well as the subsequent months every year. For the remainder of the academic year, the TUG would have a net cash outflow. The change from net cash from operating activities for the first half of 2010 to net cash used in operating activities for the first half of 2011 was mainly because of the addition of another university under TUG. Account payables reduced by RMB14.1 million (US$2.2 million) in the first half of 2011 whereas account payables increased by RMB3.8 million in the first half of 2010. Prepaid expenses and other current assets reduced by RMB15.5 million (US$2.4 million) in the first half of 2011 whereas prepaid expenses and other current assets increased by RMB2.1 million in the first half of 2010. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depend upon the terms of the contracts.

Net cash from investment activities in the six months ended June 30, 2011 was RMB210.1 million (US$32.3 million), mainly reflect the net transfer from term deposit of RMB274.0 million (US$42.2 million), which was offset by a cash outflow of RMB63.4 million (US$9.8 million) for the purchase and construction of fixed assets. For the six months ended June 30, 2010, there was a net transfer to term deposit of RMB43.0 million and purchase of fixed assets of RMB39.1 million, which resulted in a cash outflow of RMB85.0 million for the period.

Net cash provided by financing activities in the first half of 2011 was RMB19.0 million (US$2.9 million) as compared to RMB249.3 million in the first half of 2010. RMB30.8 million (US$4.7 million) was used to repurchase shares in the market in the second quarter of 2011.  New shares were issued in the first half of 2010 to investors to finance future acquisition of the TUG, with proceeds of RMB233.0 million.

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

Total assets at June 30, 2011 amounted to RMB2,787.1 million (US$428.8 million), a reduction of 3.7%, when compared to the total assets of RMB2,894.2 million at December 31, 2010. Total current assets decreased by 10.2% to RMB958.2 million (US$147.4 million) at June 30, 2011.

Accounts receivable decreased from RMB59.4 million as of December 31, 2010 to RMB55.9 million (US$8.6 million) at June 30, 2011. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.0 million (US$0.2 million) at June 30, 2011.

Prepaid expenses and other current assets decreased from RMB48.2 million as at December 31, 2010 to RMB32.8 million (US$5.0 million). The decrease was mainly due to the changes in the deposits paid by the TUG.

As at June 30, 2011, the Company had total bank borrowings of RMB275.0 million (US$42.3 million). RMB170.0 million (US$26.2 million) of the bank borrowings expiring within one year are secured by a pledge of certain land use rights and buildings, the entitlement to accommodation income of the student apartments and guarantees given by certain individuals. The remaining RMB105.0 million (US$16.2 million) of the bank loan expiring over one year is secured by the guarantees provided by Chongqing Education Guarantee Co., Ltd. (“CQEG”), Chongqing Culture Media Guarantee Co., Ltd (“CQCMG”) and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to tuition fee of FTBC and a deposit of RMB1 million paid to CQEG were used as securities. In consideration of the guarantees provided by CQCMG, a deposit of RMB0.75 million paid to CQCMG was used as securities.

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

     We recognized a foreign exchange loss of approximately RMB0.4 million (US$0.06 million) and RMB0.6 million (US$0.09 million) for the three months and six months ended June 30, 2011, respectively. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months and six months ended June 30, 2011, we recorded an interest income of RMB4.0 million (US$0.6 million) and RMB8.2 million (US$1.3 million) respectively. Any significant changes in interest rate might have an adverse effect on this interest income.

     We have short-term and long-term debt amounting to RMB309.0 million (US$47.5 million) as at June 30, 2011. Interest paid in the three months and six months ended June 30, 2011 was RMB4.1 million (US$0.6 million) and RMB7.7 million (US$1.2 million) respectively. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2010 Annual Report on Form 10-K.

Inflation

     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company's disclosure controls and procedures were not effective to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the identification of the following material weaknesses in our internal controls discussed in “ Management’s Annual Report on Internal Control Over Financial Reporting ” included in our 2010 annual report on Form 10-K:
-Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process; and
-Lack of contemporaneous documentation of certain decisions made by the Board of Directors

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Since March 2011, the Company has taken the following action in internal control over financial reporting:

a.	We have employed an additional senior qualified accountant who is well experienced in preparing financial statements for listed companies and in internal control reviews.

b.
We have strengthened our financial teams at the operation level by adding resources as well as provided staff trainings so that the teams are fully aware and supportive of the Company’s commitment to the quality of its financial reporting.

c.
We have engaged external contractors who are experienced in US GAAP conversion to assist the financial teams at the universities starting from the first quarter of 2011 to ensure the timely availability of accurate US GAAP conversion information for review by the auditor.

d.
We have established training objectives for senior and corporate financial staff members to (i) update them on new developments in US GAAP reporting requirements, (ii) provide additional training through structured professional programs including programs in the US and (iii) encourage and sponsor staff members to pursue US accounting qualifications including obtaining a CPA license.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not currently a party to any pending material legal proceeding.

Item 1A. Risk Factors.

There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our repurchases of shares of the Company’s common stock during the first half of 2011:

Issuer’s Purchases of Equity Securities (a)
Period	Total Number of Shares Purchased	Average Price Paid for Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (a)
May 1, 2011, through May 31, 2011	174,710	$6.13	174,710	48,928,676
June 1, 2011 through June 30, 2011	840,793	$4.39	840,793	45,239,619
Total	1,015,503	$4.69	1,015,503
(a)	On March 16, 2011, we announced that the Board of Directors authorized a US$50 million share-repurchase plan (the “2011 Stock Repurchase Plan”) to be utilized over the next 12 months.

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

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: August 9, 2011	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.