Form 10-Q/A
period 2011-06-30
CHINACAST EDUCATION CORP
filed 2011-08-12
CIK 1261888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number   001-33771

CHINACAST EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0178991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

 Suite 08, 20/F, One International Financial Centre, 1 Harbour View Street,
Central Hong Kong
(Address of principal executive offices) (Zip Code)

(852) 3960 6506
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 48,987,235 shares of the Company’s common stock, par value, $0.0001 per share, outstanding on August 6, 2011

Explanatory Note

The sole purpose of this Amendment No. 1 to Chinacast Education Corporation’s.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibits:

Exhibit Number	Description	Method of Filing
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.

32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.

32.2	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011
101.1
The following financial statements from Chinacast Education Corporation.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited); (iii) the Condensed Consolidated Statements of Changes in Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and, (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chinacast Education Corporation

Date: August 12, 2011	By:	/s/ Ron Chan Tze Ngon
Ron Chan Tze Ngon
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Antonio Sena
Antonio Sena
Chief Financial Officer
(Principal Financial and Accounting Officer)