Form 10-K/A
period 2010-12-31
CHINACAST EDUCATION CORP
filed 2011-09-02
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 11, 2011 was 49,778,952

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for ChinaCast Education Corporation (the “Company”), as initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Original Report”). The Company is filing this Amendment for the purpose of amending and supplementing Part I, Item 1, “Business” and Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis Of Financial Condition and Results Of Operation,” Item 8 “ITEM 8. Financial Statements and Supplementary Data” and Item 9A “Controls and Procedures,” Part III, Item 11. “Executive Compensation “ and Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Part IV, Item 15. “Exhibits, Financial Statement Schedules.” of the Original Report. All other items presented in the Original Report are unchanged. This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto.

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

CCH’s principal subsidiary, ChinaCast Technology (BVI) Limited (“CCT BVI”), was founded in 1999 to provide funding for its satellite broadband Internet services through ChinaCast Company Ltd. (“CCL”) - Beijing Branch (“CCLBJ”) and ChinaCast Li Xiang Co. Ltd. (“CCLX”) through various contract agreements.

In late 2000, CCH identified demand for its services in the education industry. Given the limited resources of its tertiary institutions (i.e., university/college), and to meet the fast-growing population of its university students, the PRC Ministry of Education ( “MOE” ) granted licenses to approximately 30 (subsequently increased to 68) universities to conduct undergraduate and post-graduate courses by distance learning.

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

On August 23, 2010 the Company completed the acquisition of Wintown Enterprises Limited (“Wintown”), the holding company which beneficially owns 100% of Hubei Industrial University Business College (“HIUBC”). The total consideration was RMB450 million, of which RMB360 million has been paid and the remaining contingent consideration of RMB90 million will need to be paid within 30 days of August 31, 2011.

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

Business Strategy

The Company believes that the combination of its traditional bricks and mortar universities, its proprietary e-learning products and services, ownership of a nationwide broadband content delivery network and its ability to develop new educational content are essential to its long-term growth. In our TUG business, we develop our own teaching content for the instruction of the students. For our ELG business, the faculty members of the partnering universities develop the teaching content and the partnering universities own such content. We also purchase standard educational materials for our K-12 business from suppliers from which we develop the content in multimedia format, and then broadcast the content through our network for the use by K-12 schools. We do not publish/distribute any content on our websites and accordingly we do not need an internet content provider license. For the TUG business, all of our universities are granted an education license by the Ministry of Education, which allows the universities to teach and provide educational content to their students. For the ELG business, we distribute the content over our VSAT network. CCLX was granted by the Ministry of Industry and Information Technology to operate a VSAT network and currently, no other entity in the CEC corporate structure holds a VSAT license other than CCLX.

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

The Company completed all the procedures required by the State Administration of Industry and Commerce (SAIC) relating to the above acquisitions. In addition, prior to each acquisition, we consulted with the Ministry of Education to confirm that the annual reviews of the education licenses of the universities will not be affected as a result of the ownership change. Subsequent to such acquisitions, the universities have passed all the annual reviews by the Ministry.

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

Outside China
(Including HK)
Inside China
ChinaCast Education Corp (CEC)
Delaware HOLDING
100%
ChinaCast Communication Holdings Ltd. (CCH)
Bermuda HOLDING
100%
ChinaCast Education Holdings Ltd. (CEH)
BVI HOLDING
100%
ChinaCast Communication Network Corp. Ltd.(CCN)
BVI HOLDING
98.5% *
ChinaCast Technology (BVI) Ltd. (CCT)
BVI HOLDING
100%
ChinaCast Education International Ltd (CEI HK)
HK HOLDING
Li Wei
Jiang Xiangyuan
Zhang Liwen
50%
30%
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
Qingdao Zhongshida Education Development Ltd. (QPU)
PRC OPERATING/HOLDING
100%
Hubei Industrial University Business College (HIUBC)
PRC OPERATING
100%
Li Jiang College (LJC)
PRC OPERATING
100%
Foreign Trade Business College (FTBC)
PRC OPERATING
100%
Hai Yuan Company Limited (Hai Yuan)
PRC OPERATING
100%
Dongying Aohua Education Consulting Ltd. (Aohua)
PRC OPERATING

*	Glander Assets Limited holds the remaining 1.5% of CCT BVI.

Definitions:

• CEC	ChinaCast Education Corporation

• CCH	ChinaCast Communication Holdings Limited

• CEH	ChinaCast Education Holdings Limited

• CEI HK	ChinaCast Education International Limited

• CEI	ChinaCast Education Investment Limited

• CBET	ChinaCast (Beijing) Education Technology Limited

• CCN	ChinaCast Communication Network Company Ltd.

• CCT BVI	ChinaCast Technology (BVI) Limited

• CCT HK	ChinaCast Technology (HK) Limited

• CCT Shanghai	ChinaCast Technology (Shanghai) Limited

• YPSH	Yupei Training Information Technology Co., Ltd.

• MET	Modern English Trademark Limited

• Chaosheng	Chongqing Chaosheng Education and Investment Co., Ltd.

• Hai Lai	Hai Lai Education Technology Limited

• FTBC	Foreign Trade and Business College of Chongqing Normal University

• Hai Yuan	Hai Yuan Company Limited

• CCLX	ChinaCast Li Xiang Co., Ltd.

• East Achieve	East Achieve Limited

• Xijiu	Shanghai Xijiu Information Technology Co. Limited

• Lian He	China Lianhe Biotechnology Co., Ltd.

• LJC	Lijiang College of Guangxi Normal University

• Wintown	Wintown Enterprises Limited

• Rubao	Shanghai Rubao Information Technology Co. Limited

• Jiyang	Wuhan Jiyang Education Investment Limited

• HIUBC	Hubei Industrial University Business College

• QPU	Qingdao Zhongshida Education Development Limited

• Aohua	Dongying Aohua Education Consulting Limited

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

CEC provided its satellite related services through the CCLX and CCLBJ in the past through various contractual arrangements. Prior to December 2010, CC LX was owned by Li Wei (10%) and CCL (90%). Then, after our ex-chairman, Mr. Yin Jian Ping resigned and disposed of his stake in the Company, Mr. Yin, wanted his company, CCL, to focus on its own development. Accordingly, CCL terminated its arrangements with us and at our direction transferred its legal ownership in CCLX in December 2010 to the following  employees of the Company who then became the legal owners of record of CCL:  40% to Li Wei, 30% to  Jiang Xiang Yuan and 20% to Zhang Li Wen (the “CCLX Shareholders”) Accordingly, after such transfer by CCL , CCLX was held 50% by Li Wei, 30% by Jiang Xiang Yuan and 20% by Zhang Li Wen.

After CCL transferred the ownership of its 90% stake in CCLX to the CCLX Shareholders and terminated various contractual arrangements with CEC, CEC entered into new contractual arrangements with the CCLX Shareholders and CCLX. .   Both before and after this transfer, the Company enjoyed all of the economic benefits of CCLX through the relevant contractual arrangements which enabled us to consolidate the results of  CCLX into the Company’s financial statements. . As discussed below, the CCLX Shareholders are parties to a series of agreements dated December 31, 2010, which are legally enforceable by the Company. There are no specific additional incentives for the CCLX Shareholders to perform their obligations under these agreements, but all the CCLX Shareholders are also employees of the Company and consequently have a common interest with the Company in ensuring that these contracts are honored.

The following describes contractual arrangements between CEC and its subsidiaries, CCLX and the CCLX Shareholders.

●  Benefits and Obligations under the Agreements that transfer economic benefits to CCT Shanghai

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

On December 31, 2010, CCLX and CCT Shanghai terminated the 2003 Technical Service Agreement and entered into a new technical service agreement for a term of 10 years (the “New Technical Service Agreement”) with terms similar to the old ones. CCT Shanghai is the exclusive services provider to CCLX with complete technical support, business support, financial support and related consulting services during the term of the agreement. CCLX prepares an annual budget for its business which is submitted to CCT Shanghai for approval. As consideration for its services, CCT Shanghai is entitled to change CCLX monthly service fees equal to the total revenue earned by CCLX less operating expenses reasonably incurred in the course of conducting the business. All the technical service fees of CCLX for the past three years have been paid to CCT Shanghai. CCT Shanghai did not remit the fees to CEC and was not obligated to do so. CCT Shanghai has the right to inspect and/or procure its auditor to inspect any records kept by CCLX. During the term of the agreement, unless CCT Shanghai commits gross negligence, or a fraudulent act against CCLX, CCLX may not terminate the agreement prior to its expiration date. CCT Shanghai can terminate the agreement upon 30 days’ prior written notice to CCLX at any time.

Exclusive Option Agreements

On December 31, 2010, CCT Shanghai entered into exclusive option agreements for a term of 10 years with the CCLX Shareholders, pursuant to which the CCLX Shareholders irrevocably granted CCT Shanghai an exclusive right to purchase100% of their equity interests in CCLX , for a consideration of RMB1 or the lowest price allowed by relevant laws and regulations, when it is permissible for a VSAT business to have 100% foreign investment, or CCT Shanghai’s designated party can acquire 100% of the equity interest of CCLX from the CCLX’s Shareholders at any time and from time and time.

●  Agreements that provide to CCT Shanghai effective control over CCLX

Power of Attorney in favor of CCT Shanghai

Under the Power of Attorneys, the CCLX Shareholders irrevocably authorize CCT Shanghai to act on behalf of them with respect to all matters concerning their shareholdings in CCLX. The CCLX Shareholders also authorize CCT Shanghai to execute the transfer contracts stipulated in the Exclusive Option Agreement. The power of attorney remains in place so long as the CCLX Shareholders are shareholders of CCLX.

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

As collateral security for the prompt and complete payment and performance of the obligations of CCLX under the New Technical Agreements,  the CCLX Shareholders have pledged to CCT Shanghai a first security interest in all of their right, title and interest, whether now owned or hereafter acquired by the CCLX Shareholders, in the equity interest of CCLX. CCT Shanghai has the right to collect dividends generated by the equity interest under the pledge. In the event CCLX fails to pay the service fee in accordance with the New Technical Service Agreement, CCT Shanghai has the right, but not the obligation, to dispose of the equity interest pledged by the CCLX Shareholders in accordance with the provisions in the agreement.

The pledge remains in place until all payments due under the old Technical Service Agreement have been made by CCLX. Upon the full payment of the consulting and service fees under the old Technical Service Agreement and upon termination of CCLX’s obligations under the New Technical Service Agreement, the old Pledge Agreement shall be terminated.

Acquisition of non-controlling interests of CCLX: Prior to the Termination Agreement entered into above among CCT Shanghai, CCLX and CCL, CCL had a non-controlling interest in CCLX in the amount of RMB19 million for the registered capital in CCLX. When the Termination Agreement was entered into, the Company acquired the non-controlling interest balance of RMB19million held by  CCL, the fair value of which was estimated by the Company to be RMB40 million. Instead of paying cash, the Company used RMB40 million of the Non-current advances the Company provided to CCL in prior years to settle the acquisition.

Prior Arrangements with CCL

The Company entered into various contractual agreements with CCL when it was the majority equity holder of CCLX.

CCL Technical service agreements : On November 15, 2000, CCT Shanghai, CCL and the investors of CCL entered into a technical service agreement ("CCL Technical Service Agreement") pursuant to which CCT Shanghai provided CCL with certain technical services and ancillary equipment in connection with CCL's satellite communication business, which was operated by CCLBJ. Prior to January 1, 2010, CCLBJ provided equipment support service to some of the customers of the Company utilizing equipment owned by CCLBJ in exchange for a service fee. After January 1, 2010, all the services provided by CCLBJ  was stopped and CCLX provided all the services required by customers since then. So in effect, CCLBJ ceased operation for 12 months as at December 31, 2010. However, CCL’s equity in CCLX was not transferred to the CCLX Shareholders until December 31, 2010.

Although technically a branch office of CCL and not a legal entity, CCLBJ was operated as a stand-alone group of businesses. CCLBJ maintains its own accounting records and bank accounts in its own name that are clearly separated from those of CCL. CCLBJ represents CCL’s Turbo 163 business, DDN Enhancement business and Cablenet business (the “Satellite Business”). The revenues and expenses of the branch office are not commingled with those of CCL. As compensation for the service, CCT Shanghai received a service fee that equaled the difference between total revenue less expenses of CCL's Beijing branch.

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

Equity pledge agreement : To ensure the delivery of the service pursuant to the CCL Technical Service Agreement, pursuant to the pledge agreement, the investors of CCL pledged all their rights and interests, including voting rights in CCL and, if certain events occurred, the entitlement to dividends and appropriations to CCT Shanghai.

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

The CCL Technical Service Agreement and Equity Pledge agreement was terminated in 2010. On December 31, 2010, CCTSH, CCLX and CCL entered into a Service Agreement (the "Service Agreement") under which CCL will assist CCLX to renew the inter-provincial value-added telecommunication service license (the "VSAT License") for the next ten years. CCL was included as a party to the Service Agreement to minimize the risk that we would not be able to renew our VSAT license. CCL and Mr. Yin were parties responsible for the application for the existing VSAT license, and they have abundant experience with maintaining and renewing the VSAT license along with good relationships with the Ministry of Industry and Information Technology. The VSAT License is critical to the Company's E-learning and training services. Without the license, the Company is not allowed to conduct its business through satellite in China.  Prior to December 31, 2010, the license was renewed each year with the assistance from CCL.  In consideration of CCL's service in assisting the Company to obtain the renewal of the license, the Company shall pay an annual service fees to CCL in the amount of RMB 8.1 million during the service term of the Service Agreement and RMB60 million remaining balance of the noncurrent advances, after deducting the purchase price of NCI in CCLX, will be used as a prepayment for this service. However, the annual renewal of VSAT license needs to be approved by a government agency and the result is not under the control of neither CCL nor CCLX, and CCLX undertakes to CCL in the Service Agreement that it will not take back nor to recover any amount of the prepayment even though it subsequently does not require the service of CCL during the entire service term. As a result, the Company decided to write off the RMB60 million for the prepayment of the VSAT license renewal service. The impairment loss of RMB60 million is included in the operating income.

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

This structure offers us effective control over FTBC, LJC and HIUBC. Another commonly accepted structure in connection with foreign investment to education is contractual control structure through a variable interest entity (VIE), similar to the structure between CCT Shanghai, CCLX and its shareholders. Compared to the VIE structure, our structure can offer us more protection and legally allow our subsidiaries to distribute dividends to us. See the risk factor on page 13 titled “The education sector, in which all of our businesses are conducted, and the telecommunication sector, upon which we are heavily reliant, each are subject to extensive regulation in China, and our ability to conduct business is highly dependent on our compliance with these regulatory frameworks” which addresses the risks involved with direct ownership.

Under the affiliation agreements between FTBC, LJC and HIUBC and their respective affiliated university, the affiliated universities are entitled to appoint directors, the aggregate voting rights of which are all under 50%, to the board of FTBC, LJC and HIUBC.Also, in the case of FTBC, the affiliated university is also entitled to supervise the following activities of FTBC:

•	Establishment of any major or department;
•	Daily education and administrative activities;
•	Examination and verification of qualified staffs responsible for administrative work and political work;
•	College development direction and various conditions and facilities required for running the college;
•	Administration of living service (Hou Qin), i.e., living related services, including dormitory, canteen, water supply, heating system; and
•	Student’s education administration, i.e, the administration on the student’s ideological and political education, the student’s psychological education and the student’s scholarship and subsidy.

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

Government Regulations

CEC’s business operations in the PRC and Hong Kong are not subject to any special legislation or regulatory controls other than those generally applicable to companies and businesses operating in the PRC. CEC has obtained all the necessary licenses and permits for its business operations in the PRC and Hong Kong, unless disclosed otherwise in this 10-K..

Pursuant to Rule 6 of the Independent College Establishment and Administrative Measures, the Ministry of Education and its local agencies (collectively, “MOE”) in Chongqing, Guangxi and Hubei are in charge of the following matters of FTBC, Lijiang College and HIUBC:

•	Administration of Education Permit, i.e., the issuance, updating and cancellation of the permit;

•	Examination of Recordation of Recruiting Prospectus and Recruiting Advertisement to determine if the recruiting prospectus and advertisements are in compliance with applicable rules;
•	Publication of relevant information of college (i.e., basic information including the name of the college, campus, departments and enrolled students;
•	Annual inspection of college;
•	Reward to college, i.e., reward certificates or bonuses to recognize a college’s research and development contribution to a specific area;
•
Investigation and Penalty of college’s illegal activities, i.e., if a college commits any inappropriate actions, MOE can investigate such activities and penalize the college if such activities are indeed in violation of laws and regulations; and

•
Other duties provided in other laws and regulations, i.e., the MOE can also exercise such powers and rights or perform such duties to supervise and administer other laws and regulations affecting the supervision and administration of independent colleges.

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

For a description of the material risks related to the impact of government regulation, See “Risk Factors.”

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

We have had a fairly consistent short interest of approximately 2.4 million shares for the past five weeks representing approximately 5% of our public float and we have been singled out in articles and blogs as one with a high short interest. Accordingly, the price and trading volume of our stock is vulnerable to extreme fluctuations. On February 16, 2011, February 24, 2011 and March 7, 2011 a short seller published reports with inaccurate facts and misleading allegations against the Company which continues to be disseminated through chatter on the internet. The trading volume of the Company’s stock was approximately 2 million and 1.7 million on February 16 and March 7, 2011, respectively, significantly higher than to its average daily trading volume prior to the issuance of the first report. In particular, the short seller attack focused on the circumstances surrounding the acquisition by the Company of two universities, i.e., LJC and HIUBC.The short seller questioned the location of the offices of the respective WOFE holding company of each university; the purchase price paid in connection with the acquisitions; the role certain persons who had in interest in the companies which controlled the universities prior to the acquisition; and the restructuring of the university holding structure in connection with the acquisition. The Company responded in detail to the short seller attack in letters to its shareholders and press releases included on Form 8-K filed on February 16, 17 and 22, 2011.

There are predictions that 2011 will bring more short seller attacks against Chinese companies.  Although we will continue to educate investors that the allegations made in the reports issued on the Company were inaccurate and misleading, the price of our stock remains vulnerable to the continuing attacks by this and any other short seller.

We do not have land use rights for parcels of land occupied by HIUBC and may not be able to obtain the building ownership certificates to the buildings on the land, may be subject to fines and accordingly nay need to find alternative locations for our schools.

We do not have land use rights for parcels of land occupied by HIUBC. We may not be able to obtain the building ownership certificates to the buildings on the land because procurement of land use right is a condition precedent to obtain building ownership certificates to the buildings on the underlying land. The building ownership certificates confirm legal ownership of the buildings. Until we obtain the land use rights and building ownership certificates, we might not be able to sell the land and buildings or we might be subject to fines and penalties. Such liability might range from RMB 30,000 to RMB 300,000. If this occurs, it may disrupt our local business operation and may adversely affect our financial condition and results of operations.  Alternatively, if we fail to obtain the relevant land use rights and building certificates we may be required to find alternative locations for our schools..   .

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

Because our wholly-owned subsidiaries in China are considered foreign-invested, these subsidiaries may be considered ineligible to acquire the holding companies of FTBC, LJC and HIUBC and to indirectly obtain education licenses and permits in China and if they are deemed ineligible we may  not be able to consolidate the financial results of our brick-and-mortar schools.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, particularly as they relate to the education and telecommunications sectors. We cannot assure you that we will not be found to be in violation of any current or future Chinese laws and regulations. PRC laws and regulations currently require any foreign entity that invests in the education business in China to be an educational institution with relevant experience in providing educational services outside of China. Our Delaware holding company and our subsidiaries out of China are not educational institutions and do not provide educational services. We have acquired the holding companies of FTBC, LJC and HIUBC through our wholly owned subsidiaries in China. The WFOE holding FTBC is Yupei. The WFOE holding LJC is Xijiu. The WFOE holding HIUBC is Rubao. PRC law does not expressly prohibit a wholly foreign owned subsidiary from acquiring the holding companies of FTBC and LJC. To date, the applicable regulations on the foreign investment in education are the Regulations on Sino-Foreign Cooperative Schools, and the implementing regulations thereunder, which only provide for the ability of foreign education institutions to set up sino-foreign cooperative schools in China. Neither CCH nor its various offshore entities are qualified foreign education institutions, and accordingly, it is impractical to restructure FTBC and LJC into sino-foreign cooperative schools. Furthermore, in response to our inquiries on a no name basis with the Ministry of Education, the ability of a wholly foreign owned subsidiary to acquire a holding company of a college is not settled. We therefore have disclosed that our wholly foreign owned subsidiaries may be considered ineligible to acquire the holding companies of FTBC and LJC.

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

Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct all or a substantial portion of our business operations, and may materially and adversely affect our business, financial condition and results of operations.  For the year ended December 31, 2010, revenue attributable to Yupei and its subsidiaries accounted for 27.2% of the Group’s revenue.  For the year ended December 31, 2010, revenue attributable to Xijiu and its subsidiaries accounted for 23.7% of the Group’s revenue.  For the year ended December 31, 2010, the revenue attributable to Rubao and its subsidiaries accounted for 8.3% of the Group’s revenue.

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

All our directly owned subsidiaries in China, includingChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), CBET, Ru Bao, SHXJ and YPSH (the “WFOEs”), are subject to Chinese rules and regulations on currency conversion. The Chinese government regulates the conversion of the Chinese RMB into foreign currencies. Currently, foreign investment enterprises, including the WFOEs, are required to apply for authority (renewed annually) to open foreign currency accounts governing conversion for current account transactions, including payment of dividends, but not for capital items such as direct investments, loans, and issuances of securities, some of which may be effected with governmental approval, while others require authorization.

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

We may be classified as a “resident enterprise ” of China under the new Enterprise Income Tax Law of the PRC, or the EIT Law. Such classification would likely result in unfavorable tax consequence to us.

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

PART II.

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

Overall, profit before income tax and loss in equity investments decreased from RMB131.1 million (US$19.3 million) in 2009 to RMB110.7 million (US$16.8 million) in 2010, a decrease of 14.8%. The decrease was mainly due to the impairment loss of non-current advance amounting to RMB59.8 million (US$9.1 million) in 2010. The Group had an approximately RMB99.8 million non-current advance balance to CCL, of which RMB40 million was used by the Group to settle the acquisition of CCL's 90% equity interest in CCLX. The remaining RMB59.8 million was used as a prepayment for CCL's VSAT license renewal services to be provided to CCLX. However, since the annual renewal of the VSAT license needs to be approved by a government agency and the result is not under the control of either CCL nor CCLX, the Company believes that the fair value of the VSAT license renewal service to be provided by CCL cannot be reasonably estimated. In addition, CCLX agreed that it would not take back or recover any amount of the prepayment even though it would not subsequently require the services of CCL to renew the license. As a result, the Company decided to write off the RMB59.8 million prepayment of the VSAT license renewal service as an impairment loss.

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

Net cash used in investment activities in 2010 was RMB637.6 million (US$96.6 million), mainly reflecting settlement of acquisition consideration in relation to HIUBC of RMB340.1 million (US$51.5 million). The Company also paid RMB100.4 million (US$15.2 million) for acquiring property and equipment mainly for TUG. There was also a transfer to fixed deposit of RMB197.0 million (US$29.8 million). Net cash used in investment activities in 2009 was RMB385.5 million (US$56.7 million), mainly reflecting settlement of acquisition consideration in relation to LJC of RMB221.9 million (US$32.6 million).

Net cash provided by financing activities in 2010 was RMB199.0 million (US$30.1 million), mainly reflecting the proceeds from issue of shares and net repayment of bank borrowing amounting to RMB32.4 million (US$4.9 million). Net cash provided by financing activities in 2009 was RMB327.6 million (US$48.2 million), mainly reflecting the proceeds from issue of shares in a secondary offerings and RMB70 million (US$10.3 million) bank borrowing raised.

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

	Payment Due by Period

		Within			2014 and
	Total	1 Year	2012	2013	beyond	Other
	(RMB	(RMB	(RMB	(RMB	(RMB	(RMB
	‘000)	‘000)	‘000)	‘000)	‘000)	‘000)
Long-term debt obligation
Principal	260,000	170,000	55,000	30,000	5,000	-
Interest	22,672	14,628	5,603	2,345	96	-
Operating lease commitments	3,680	1,617	2,063
FIN48 obligation	109,933					109,933
Lease obligation for information usage and satellite platform usage	12,136	12,136
Total contractual obligations	408,421	198,381	62,666	32,345	5,096	109,933
Equivalent US$ ‘000.	61,882	30,058	9,495	4,901	772	16,657

Contractual Obligations and Commercial Commitments. The Company has various contractual obligations that will affect its liquidity. The following table sets forth the contractual obligations of the Company as of December 31, 2010:

The following table presents the contractual obligations in USD solely for the convenience of readers.  The exchange rate of RMB 6.6 was applied as of December 31, 2010.

	Total	Within 1 year	2012	2013	2014 and beyond	Other
	(USD'000)	(USD'000)	(USD'000)	(USD'000)	(USD'000)	(USD'000)
Long-term debt obligation
Principal	39,394	25,758	8,333	4,545	758
Interest	3,435	2,216	849	355	15
Operating lease commitments	558	245	313
FIN48 obligation	16,657					16,657
Lease obligation for information usage and satellite platform usage	1,839	1,839
Total contractual obligations	61,882	30,058	9,495	4,901	772	16,657

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective as of December 31, 2010 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the identification of the following material weaknesses in our internal controls discussed in “Management’s Annual Report on Internal Control Over Financial Reporting” :

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

Since the filing of the 10-K for the year ended December 31, 2010, the Company has taken the following steps related to its internal control over financial reporting:

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
d. We have set training objectives for senior and corporate financial staff members so that (i) they are fully updated on new developments in US GAAP reporting requirements, (ii) they receive additional training from structured professional programs including programs in the US and (iii) to encourage and sponsor staff members to pursue US accounting qualifications including the CPA.

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

PART III.

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

Adjusted tangible assets is defined as total assets less idle cash, acquired intangibles assets, goodwill, non current advances to related party and long term investment.

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

Executive Compensation

Summary Compensation Table (US$)

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Ron Chan Tze Ngon,	2010	230,769	121,500	120,411	—	—	—	472,680	(8)
Executive Chairman and	2009	204,345	—	—	—	—	—	204,345
Chief Executive Officer (2)	2008	139,221	—	—	—	—	—	139,221
Li Wei,	2010	88,798	46,752	86,012	267,000	—	—	488,562	(9)
Chief Operating Office (3)	2009	80,030	—	—	267,000	—	—	349,030
	2008	82,899	—	—	267,000	—	—	349,899
Antonio Sena,	2010	184,615	97,200	103,184	176,220	—	—	561,219	(10)
Chief Financial Officer (4)	2009	131,586	—	—	178,890	—	—	310,476
	2008	134,475	—	—	178,890	—	—	313,365
Michael Santos,	2010	185,000	97,403	103,184	176,220	—	—	561,807	(11)
Director and Chief	2009	185,768	—	—	178,890	—	—	364,658
Marketing Officer (5)	2008	189,847	—	—	178,890	—	—	368,737
Jim Ma,	2010	138,462	72,900	86,012	176,220	—	—	473,594	(12)
VP of Finance (6)	2009	102,173	—	—	178,890	—	—	281,063
	2008	104,416	—	—	178,890	—	—	283,306
Jiang Xiang Yuan,	2010	88,798	46,752	103,184	267,000	—	—	505,734	(13)
VP (7)	2009	27,778	—	—	267,000	—	—	294,778
	2008	28,174	—	—	267,000	—	—	295,174

(1)	Valuation based on the dollar amount of option grants was based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. All Option Awards were received in 2008.

(2)	During 2010, Mr. Ron Chan received a total of 19,837 shares of restricted stock and a bonus of $121,411 under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(3)
On January 11, 2008, Mr Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. During 2010, Mr. Li received a total of 14,170 shares of restricted stock and a bonus of $46,752 under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(4)
On January 11, 2008, Mr. Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. During the year, Mr. Sena received a grant of 16,999 shares of restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(5)
On January 11, 2008, Mr. Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. During the year, Mr. Santos received a grant of 16,999 shares of restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(6)
On January 11, 2008, Mr. Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. During the year, Mr. Ma received a grant of 14,170 shares of restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

(7)
On January 11, 2008, Mr. Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. During the year, Mr. Jiang received a grant of 16,999 shares of restricted stock under EIP2009. The closing price of the shares at the grant date on June 22, 2010 was $6.07.

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

(1)
On June 22, 2010, Mr. Ron Chan was granted 79,336 shares under EIP2009. The shares vest over 12 quarters. 19,837 shares vested in 2010 and 26,444 shares, 26,444 shares and 6,611 shares vest in 2011, 2012, 2013, respectively.

(2)
On January 11, 2008, Mr. Li Wei received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Li was granted 56,668 shares under EIP2009. The shares vest over 12 quarters. 14,170 shares vested in 2010 and 18,888 shares, 18,888 shares and 4,722 shares vest in 2011, 2012, 2013, respectively.

(3)
On January 11, 2008, Mr. Antonio Sena received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Sena was granted 68,002 shares under EIP2009. The shares vest over 12 quarters. 16,999 shares vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares vest in 2011, 2012, 2013, respectively.

(4)
On January 11, 2008, Mr. Michael Santos received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Santos was granted 68,002 shares under EIP2009. The shares vest over 12 quarters. 16,999 shares vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares vest in 2011, 2012, 2013, respectively.

(5)
On January 11, 2008, Mr. Jim Ma received a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 67,000 of the options vested on March 31, 2008, 67,000 of such options vested on March 31, 2009 and 66,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Jim Ma was granted 56,668 shares under EIP2009. 14,170 shares vest in 2010 and 18,888 shares, 18,888 shares and 4,722 shares vest in 2011, 2012, 2013, respectively.

(6)
On January 11, 2008, Mr. Jiang received a grant of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.30 per share. 100,000 of the options vested on March 31, 2008, 100,000 of such options vested on March 31, 2009 and 100,000 of such options vested on March 31, 2010. On June 22, 2010, Mr. Jiang 68,002 shares under EIP2009. The shares vest over 12 quarters. 16,999 shares vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares vest in 2011, 2012, 2013, respectively.

The following table summarizes our awards made to our named executive officers under any plan in 2010.

						All
						Other
						Stock
						Awards:		All Other
						Number		Option	Exercise
						of		Awards:	or	Closing
			Estimated Future Payouts Under			Shares		Number of	Base Price	Price on
			Equity Incentive Plan Awards			of		Securities	of Option	Grant
	Grant	Approval	Threshold	Target	Maximum	Stock or		Underlying	Awards	Date
Name	Date	Date	(#)	(#)	(#)	Units (#)		Options (#)	($/Sh)	($/Sh)

Ron Chan	6/22/2010	5/7/2010	n/a	n/a	n/a	79,336	(1)	—	—	6.07

Li Wei	6/22/2010	5/7/2010	n/a	n/a	n/a	56,668	(2)	—	—	6.07

Antonio Sena	6/22/2010	5/7/2010	n/a	n/a	n/a	68,002	(3)	—	—	6.07

Michael Santos	6/22/2010	5/7/2010	n/a	n/a	n/a	68,002	(4)	—	—	6.07

Jim Ma	6/22/2010	5/7/2010	n/a	n/a	n/a	56,668	(5)	—	—	6.07

Jiang Xiang Yuan	6/22/2010	5/7/2010	n/a	n/a	n/a	68,002	(6)	—	—	6.07

(1)
On June 22, 2010, Mr. Ron Chan was granted 79,336 shares under EIP2009. The shares vest over 12 quarters. 19,837 shares vested in 2010 and 26,444 shares, 26,444 shares and 6,611 shares vest in 2011, 2012, 2013, respectively.

(2)
On June 22, 2010, Mr. Li was granted 56,668 shares under EIP2009. The shares vest over 12 quarters. 14,170 shares vested in 2010 and 18,888 shares, 18,888 shares and 4,722 shares vest in 2011, 2012, 2013, respectively.

(3)
On June 22, 2010, Mr. Sena was granted 68,002 shares under EIP2009. The shares vest over 12 quarters. 16,999 shares vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares vest in 2011, 2012, 2013, respectively.

(4)
On June 22, 2010, Mr. Santos was granted 68,002 shares under EIP2009. The shares vest over 12 quarters. 16,999 shares vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares vest in 2011, 2012, 2013, respectively.

(5)	On June 22, 2010, Mr. Jim Ma was granted 56,668 shares under EIP2009. 14,170 shares vested in 2010 and 18,888 shares, 18,888 shares and 4,722 shares vest in 2011, 2012, 2013, respectively.

(6)
On June 22, 2010, Mr. Jiang 68,002 shares under EIP2009. The shares vest over 12 quarters. 16,999 shares vested in 2010 and 22,668 shares, 22,668 shares and 5,667 shares vest in 2011, 2012, 2013, respectively.

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

CEC provided its satellite related services through ChinaCast Li Xiang Co., Ltd. (CCLX) in the past under the terms of a technical services agreement, dated August 11, 2003, between ChinaCast Technology (Shanghai) Limited (CCT Shanghai), a wholly foreign owned enterprise, ChinaCast Co., Ltd. (CCL), Li Wei and CCLX, as amended on March 29, 2004 (the “Technical Services Agreement”). Our prior Vice Chairman Yin Jianping owns 20% of Tibet Tiantai Investment Management Co., Ltd., a company that owns 70% of CCL. CCL used to own 90% of CCLX. Under the terms of the Technical Services Agreement, CCLX is obligated to pay ChinaCast, through its subsidiaries, a monthly service fee for the services rendered by CEC. The service fee is an amount equivalent to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services. After CCL transferred the ownership of its 90% stake in CCLX to the CCLX Shareholders and terminated the various contractual arrangements with CEC mentioned above, CEC entered into new contractual arrangements with the CCLX Shareholders and CCLX. For more information about the terms of the Technical Services Agreement, see “Description of Business — CEC’s Contractual Arrangements with CCLX..”

CCT BVI and CCT Shanghai, on the one hand, and CCLX, on the other hand, have also entered the Revenue and Cost Allocation Agreement, effective as of October 1, 2003 and amended by supplemental agreements dated April 19, 2008 and dated March 31, 2010. Pursuant to this agreement, CCT BVI or CCT Shanghai will pay RMB0.84 million to CCLX Shanghai branch and RMB0.84 million to CCLX Beijing branch for using bandwidth and transmission service.

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

3(i).1	Amended and Restated Certificate of Incorporation, as amended, as currently in effect (2)

3(i).2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation (2)

3(ii)	By-laws (2)

10.1	Pledge Agreement, dated as of November 15, 2000 (3)

10.2	Pledge Agreement, dated as of August 11, 2003 (3)

10.3	Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated August 11, 2003 (4)

10.4	Supplemental Deed to Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.5	Revenue and Cost Allocation Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.6	Exclusive Operating Right Agreement between Tsinghua Tongfeng Co., Ltd. and Beijing Tongfong Digital Education Technology Limited, dated June 15, 2005 (5)

10.7	Technical Service Agreement by and among ChinaCast Technology (Shanghai) Limited, the CCL Shareholders and ChinaCast Co., Ltd., dated November 15, 2000 (5)

10.8	Agreement to Acquire 80% of the holding company of the Foreign Trade Business College of Chongqing Normal University dated February 11, 2008 (6)

10.9	Acquisition Agreement, dated February 11, 2008, by and among ChinaCast Education Corporation, Yu Pei Information Technology (Shanghai) Limited and Beijing Heng Tai Jufu Investment Limited (7)

Exhibit	Description

10.10	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Fir Tree Value Master Fund, L.P. and Fir Tree capital Opportunity Master Fund, L.P. (8)

10.11	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (8)

10.12	Letter Agreement, dated July 16, 2008, between ChinaCast Education Corporation and Capela Overseas Ltd. (9)

10.13	2007 Omnibus Securities and Incentive Plan (10)

10.14	Share Purchase Agreement dated as of September 18, 2009 by and among Chinacast Education Corporation and the investors named therein (16)

10.15	Registration Rights Agreement dated November 23, 2009 by and among Chinacast Education Corporation, Fir Tree Value Master Fund L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (17)

10.16	Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue Limited (19)

10.17	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon (20)

10.18	Service Agreement, dated January 4, 2010, between the Company and Michael Santos (20)

10.19	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena (20)

10.20	Service Agreement, dated January 4, 2010, between the Company and Jim Ma (20)

10.21	Service Agreement, dated January 4, 2010, between the Company and Li Wei (20)

10.22	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan (20)

10.23	2009 Executive Incentive Plan (20)

10.24	2010 Executive Incentive Plan, filed previously

10.25	Stock Purchase Agreement dated April 29, 2010 between ChinaCast Education Corporation and Wu Shi Xin (21)

10.26
English Translation of Share Transfer Agreement dated August 19, 2010 by and among ChinaCast Education Holdings Limited, Wu Shi Xing, Wintown Enterprises Limited, Shanghai Rubao Information Technology Co., Ltd., Wuhan Jiyang Education Investment Co., Ltd. and Hubei Industrial University Business College (22)

10.27	Agreement with China Construction Bank*

14.1	ChinaCast Education Corporation Code of Business Conduct and Ethics For Employees, Officers and Directors (11)

21.1	List of Subsidiaries, filed previously

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Insider Trading Policy (12)

*	Summary translation filed as an exhibit. The agreement is in Chinese and the version executed by the Company is in Chinese

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(5)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008

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

CHINACAST EDUCATION CORPORATION

	By:	/s/ Ron Chan Tze Ngon
Dated: September 2, 2011		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer

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

Dated: September 2, 2011	By:	/s/ Ron Chan Tze Ngon
		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: September 2, 2011	By:	/s/ Antonio Sena
		Name:	Antonio Sena
		Title:	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

Dated: September 2, 2011	By:	/s/ Michael Santos
		Name:	Michael Santos
		Title:	Director

Dated: September 2, 2011	By:	/s/ Daniel Tseung
		Name:	Daniel Tseung
		Title:	Director

Dated: September 2, 2011	By:	/s/ Justin Tang
		Name:	Justin Tang
		Title:	Director

Dated: September 2, 2011	By:	/s/ Ned Sherwood
		Name:	Ned Sherwood
		Title:	Director

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

As discussed in Note 27 to the financial statements, the accompanying 2010 financial statements have been restated to correct a misclassification in the consolidated statements of cash flows.

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

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, People's Republic of China
March 16, 2011 (September 2, 2011 as to the effect of the restatement discussed in Note 27.)

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

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
			(Restated)	(Restated)
Cash flows from operating activities:
Net income	50,184	99,418	73,265	11,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,565	29,489	53,126	8,049
Amortization of acquired intangible assets	16,280	20,596	39,470	5,980
Amortization of land use rights	1,908	2,639	3,534	535
Share-based compensation	15,851	16,206	7,845	1,189
(Gain) loss on disposal of property and equipment	(37)	1,364	684	104
Earnings in equity investments	441	1,687	101	15
Write-down of inventory	262	276	-	-
Gain on disposal of discontinued operation	-	-	(1,280)	(194)
Gain on disposal of acquired intangible assets	-	(1,552)	-	-
Impairment loss on cost method investment	8,500	436	-	-
Impairment loss on acquired intangible assets	14,500	-	-	-
Impairment loss of non-current advance	-	-	59,842	9,067
Gain on disposal of subsidiary	-	(1,228)	-	-
Gain on disposal of cost method investment			(2,123)	(322)
Change in fair value of contingent consideration-prior year	-	-	(9,417)	(1,427)
Changes in assets and liabilities:	-	-
Accounts receivable	1,927	(20,298)	(4,790)	(726)
Inventory	334	(243)	393	60
Prepaid expenses and other current assets	(1,566)	(8,910)	(21,086)	(3,195)
Non-current deposits and prepayments	1,746	(1,491)	8,162	1,237
Amounts due from related parties	760	(3,900)	2,950	447
Accounts payable	(11,163)	4,594	6,136	930
Accrued expenses and other current liabilities	22,813	(11,669)	(2,839)	(430)
Deferred revenues	51,172	(16,287)	103,426	15,671
Amounts due to related parties	1,127	(1,127)
Income taxes payable	13,844	18,137	25,175	3,814
Deferred tax assets	-	(270)	(1,413)	(214)
Deferred tax liabilities	(2,266)	(3,463)	(8,423)	(1,276)
Unrecognized tax benefits	9,883	10,683	19,833	3,005
Net cash provided by operating activities	213,065	135,087	352,571	53,420

Cash flows from investing activities:
Purchase of cost method investment	(3,000)	-
Advances to related party	(26,294)	(20,309)	-	-
Repayment from advances to related party	35,991	32,611
Deposits for business acquisition	(19,000)	-
Return of deposit for business acquisition	19,000	-
Purchase of property and equipment	(56,351)	(41,280)	(100,377)	(15,209)
Purchase of subsidiaries, net of cash acquired	(465,507)	(221,887)	(340,260)	(51,555)
Term deposits	227,768	(138,000)	(197,000)	(29,848)
Advance from disposal of intangible assets	-	1,000
Disposal of intangible assets	-	6,000
Disposal of property and equipment	244	51
Deposit for investment	-	(3,000)

Acquisition of brand name usage right	-	-
Cash on disposal of subsidiary	-	(683)
Net cash used in investing activities	(287,149)	(385,497)	(637,637)	(96,612)

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
			(Restated)	(Restated)

Cash flows from financing activities:
Deferred consideration paid for acquisition of subsidiary	-	(4,150)	(20,540)	(3,112)
Proceeds from share offering, net of issuance costs	64,236	297,351	232,971	35,299
Other borrowings raised	5,998	10,850	93,500	14,167
Bank borrowings raised	-	70,000	136,000	20,606
Bank borrowings repaid	-	-	(168,400)	(25,515)
Capital contribution from noncontrolling interests	-	-	20,000	3,030
Guarantee deposit paid	-	(3,000)	(1,000)	(151)
Repayment of other borrowings	(11,501)	(11,747)	(92,200)	(13,970)
Repayment of capital lease obligation	-	-	(1,323)	(200)
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs (Note 18)	98,510	-
Net cash provided by financing activities	155,941	358,113	199,008	30,154
Effect of foreign exchange rate changes	(336)	(189)	2,833	428
Net (decrease) increase in cash and cash equivalents	81,521	107,514	(83,225)	(12,610)
Less: cash and cash equivalents in assets held for sale	-	(17)	-	-
Cash and cash equivalents at beginning of the year	138,610	220,131	327,628	49,641
Cash and cash equivalents at end of the year	220,131	327,628	244,403	37,031
Non-cash investing and financing activities:
Payable assumed in purchase of property and equipment	23,189	49,335	30,609	4,638
Inception of capital leases	3,784	-	-
Non-current advance used to acquire NCI			40,000	6,061
Consideration payable for acquisition of subsidiaries	4,150	30,482	78,721	11,927
Receivable from disposal of subsidiaries	-	100	-	-
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	-	135,000	-	-
Supplemental cash flow information:
Interest paid (net of amount capitalized of RMBRMB1,421 and RMB8,832 in 2009 and 2010, respectively)	2,575	7,988	13,679	2,073
Income taxes paid	3,846	5,014	3,281	497

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

Technology service agreement: Pursuant to an Exclusive Technical Services Agreement with a ten year term, CCT Shanghai assists CCLX in implementing CCLX's businesses relating to the provision of exclusive technical, consulting, financial support and other services, including but not limited to the provision of technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development and system maintenance. As consideration for these services, CCT Shanghai is entitled to charge CCLX monthly service fees equal to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services. During the term of the agreement, unless CCT Shanghai commits gross negligence, or a fraudulent act against CCLX. CCLX may not terminate the agreement prior to its expiration date.  CCT Shanghai can terminate the agreement upon 30 days prior written notice to CCLX at any time.

Call option agreement: Pursuant to the call option agreement, the shareholders of CCLX unconditionally and irrevocably granted CCT Shanghai or its designated party an exclusive option to purchase from CCLX's shareholders, to the extent permitted under PRC law, 100% of  the equity interests in CCLX, as the case maybe, for RMB1 or the minimum amount of consideration permitted by the applicable law without any other conditions. CCT Shanghai has sole discretion to decide when to exercise the option, whether in part or in full during the 10 year term of the agreement.

•	Agreement that provide CCT Shanghai effective control over CCLX

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

Risks in relation to the VIE and acquired schools

The Company believes that CCT Shanghai’s contractual arrangements with the VIE are in compliance with PRC law and are legally enforceable. The shareholders of the VIE are current employees of the Company and therefore have no current interest in seeking to act contrary to the contractual arrangements. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements.

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

The Company  believes that the current ownership with the acquired schools is in compliance with PRC law and is legally enforceable. The current ownership structure provides an effective means for the Company to involve in and control the acquired schools' assets, cash flows, and operating performance.

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

The CCL Technical Service Agreement and Equity Pledge agreement was terminated in 2010. On December 31, 2010, CCTSH, CCLX and CCL entered into a Service Agreement (the "Service Agreement") under which CCL will assist CCLX to renew the inter-provincial value-added telecommunication service license (the "VSAT License") for the next ten years. The VSAT License is critical to the Company's E-learning and training services. Without the license, the Company is not allowed to conduct its business through satellite in China.  Prior to December 31, 2010, the license was renewed each year with the assistance from CCL.  In consideration of CCL's service in assisting the Company to obtain the renewal of the license, the Company shall pay an annual service fees to CCL in the amount of RMB 8,100 during the service term of the Service Agreement and RMB59,842 remaining balance of the noncurrent advances, after deducting the purchase price of NCI in CCLX, will be used as a prepayment for this service. However, the annual renewal of VSAT license needs to be approved by a government agency and the result is not under the control of neither CCL nor CCLX, and CCLX undertakes to CCL in the Service Agreement that it will not take back nor to recover any amount of the prepayment even though it subsequently does not require the service of CCL during the entire service term. As a result, the Company decided to write off the RMB59,842 for the prepayment for VSAT license renewal service. The impairment loss of RMB59,842 is included in the operating income.

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

BVI
ChinaCast, CCN, CCT BVI, MET and East Achieve, Wintown are exempted from income tax in Bermuda or British Virgin Islands where they were incorporated.  In the opinion of management, CEC, ChinaCast, CCN and MET did not have income that was subject to income taxes in the PRC or other jurisdictions.  CCT BVI's deemed profit generated in the PRC is subject to the PRC income taxes, which were calculated at 33% of such deemed profit before 2008.  CCT BVI constituted a Permanent Establishment ("PE") in the PRC and the income generated from the PE is subject to the PRC income taxes, which are calculated at 25% tax rate for and after 2008.

PRC
On March 16, 2007, the National People's Congress enacted a new enterprise income tax law, which took effect on January 1, 2008.  The new law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The new law provides a five-year transition period from its effective date for the entitled enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. All the PRC entities of the Company are subject to 25% income tax rate, except for the entities set forth below, which enjoy preferential tax rate.

The preferential tax rates applicable to the Company's PRC subsidiaries, which differ from the PRC statutory rates and were used to calculate the tax provision based on the Company's interpretation of the New EIT Law are presented in the following table:

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

The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 (codified in ASC 740) was RMB23,337 which included (a) a RMB3,134 adjustment to increase long term liability as a result of adopting the pronouncement with a corresponding increase in the beginning balance of accumulated deficit, and (b) a reclassification of RMB20,203 unrecognized tax benefits from current liabilities to long-term liabilities because the related payment is not anticipated within one year of the balance sheet date.  The Company classifies interest and penalty as a component of income tax provisions.  As of January 1, 2007, total amount of interest accrued as it related to unrecognized tax benefits was RMB5,628.  For the years ended December 31, 2008, 2009 and 2010, RMB1,421, RMB2,764 and RMB9,984 of interest related to unrecognized tax benefits were recorded as a net increase to income tax provisions respectively.  As of December 31, 2009 and 2010, the total amounts of accrued interest were RMB12,349 and RMB30,791, respectively.  As of December 31, 2010, the Company's tax years from 2005 to 2010 remain open to audit in various taxing jurisdictions.

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

Uncertainties exist with respect to the application of the Enterprise Income Tax Law and its implementation rules to our operations, specifically with respect to our tax residency status. The Enterprise Income Tax Law specifies that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their "de facto management bodies" that carry out substantial and overall management and control over the manufacturing and business operations personnel, accounting, properties, etc. of an enterprise reside in the PRC. The Company has evaluated the uncertain tax position related to the non-PRC tax residency of its offshore holding entities. Taking all the relevant facts, technical merits and current practice into consideration, the Company has determined that the position does not meet the FIN48 (codified in ASC 740) recognition threshold, which means it is more likely than not that the positions will be sustained upon examination by tax authorities with full knowledge of relevant facts and information, therefore, no unrecognized tax benefit is recorded.

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

23.	MAINLAND CHINA CONTRIBUTION PLAN, STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

Under PRC laws and regulations, there are certain restrictions on the Company's PRC subsidiaries and VIE with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. The total of restricted net assets, including paid-in capital and statutory reserves of the Company's PRC subsidiaries and VIE, was approximately RMB 539,259, RMB 555,426 and RMB 622,082 as of December 31, 2008, 2009, and2010, respectively. As a result of the above restrictions, parent-only financials are presented on financial statement schedule I, which begins on page F-65.

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

(vi)
Following the acquisitions of Hai Lai in 2008, East Achieve in 2009 and Wintown in 2010, the Company assumed certain obligations of the agreement with Chongqing Normal University, the affiliated university of FTCB, and Hubei Industrial University in relation to the operations of FTBC,  and of the agreement with Guangxi Normal University, the affiliated university of Lijiang College in relation to the operations of Lijiang College, respectively.  Under these affiliation agreements, each of the respective affiliated universities authorizes FTBC, Lijiang College or HIUBC, as the case may be, to use its school name and offers certain management and operational supports, and in return is entitled to exercise significant influence over FTBC, Lijiang College or HIUBC, related to establishment of any major or department, college development directions and daily education and administrative activities, as the case may be, and an agreed amount of fees.  The fees charged to the Company are determined by reference to certain percentages of the revenues earned by each of FTBC, Lijiang College and HIUBC under the relevant affiliation agreements. Affiliation fees for the years ended December 31, 2008, 2009 and 2010 were approximately RMB6,900, RMB17,000 and RMB47,700.

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

(4)
The advances by the Company to CCL were for money spent on asset and expenses to build up the satellite business of CCL over the years.  The balance was used to prepay CCL for the VSAT license renewal service fee and to acquire the NCI in CCLX (see Note 1).

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

25.	OTHER BORROWINGS

The Group raised other borrowings of RMB93.500 in fiscal year ended December 31, 2010 from four individuals. The terms and counterparties for the borrowings are as follows:

Counterparties	Amounts borrowed	Borrowing date	Maturity date	Interest rate
XIE, Chunyu	30,000	1/28/2010	4/28/2010	7%
	10,000	7/15/2010	9/25/2010	7%
LI, Zhengbing	30,000	1/21/2010	4/21/2010	7%
	15,000	6/24/2010	9/24/2010	7%
HU, Jiping	7,000	1/21/2010	3/20/2010	7%
LI, Shaobi	1,500	7/16/2010	9/20/2011	7%
	93,500

The Group repaid other borrowings of RMB92.200 in fiscal year ended December 31, 2010 to four individuals as follows:

Counterparties	Amounts repaid	Borrowing date	Repayment date	Interest rate
XIE, Chunyu	30,000	1/28/2010	4/28/2010	7%
	10,000	7/15/2010	9/25/2010	7%
LI, Zhengbing	30,000	1/21/2010	4/21/2010	7%
	15,000	6/24/2010	9/24/2010	7%
HU, Jiping	7,000	1/21/2010	3/20/2010	7%
XU, Hong	200	4/30/2009	4/29/2010	6.31%
	92,200

The ending balance of other borrowings are RMB200 and RMB1,500 as of December 31, 2009 and 2010, respectively.

26.	SUBSEQUENT EVENT

The Company has performed an evaluation of the subsequent events review through  September 2, 2011, which is the date the amended audited consolidated financial statements were available to be issued.

27.	RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2010 were restated to reflect the following:

The noncontrolling shareholder of QPU, Qingdao China University of Petroleum Holding Limited, injected RMB 20,000 to QPU for its 40% equity ownership in QPU in the fiscal year ended December 31, 2010. The Company reported this "Capital contribution by a noncontrolling shareholder" as an investing activity instead of financing activity. The restatement reflects the reclassification of the cash inflow as a financing activity on the statement of cash flows for the fiscal year ended December 31, 2010.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the year ended December 31, 2010:

Consolidated Cash Flows For The Year Ended December 31, 2010	As Previously Reported	Restated	Net Adjustment
Cash flows from investing activities:
Capital contribution from noncontrolling interest	20,000	-	(20,000)
Net cash used in investing activities	(617,637)	(637,637)	(20,000)

Cash flows from financing activities:
Capital contribution from noncontrolling interest	-	20,000	20,000
Net cash provided by financing activities	179,008	199,008	20,000

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