Form 10-Q
period 2011-09-30
CHINACAST EDUCATION CORP
filed 2011-11-09
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

There were 49,020,291 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 6, 2011.

PART I — FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)
CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (In thousands, except share-related data)

			As of
	As of September 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Assets
Current assets:
Cash and cash equivalents	75,359	482,300	244,403
Term deposits	94,531	605,000	704,000
Accounts receivable	8,297	53,098	59,420
Inventory	149	955	993
Prepaid expenses and other current assets	4,484	28,698	48,221
Amounts due from related parties	537	3,438	3,438
Deferred tax assets	264	1,688	2,972
Current portion of prepaid lease payments for land use rights	640	4,097	3,986
Total current assets	184,261	1,179,274	1,067,433
Non-current deposits	6,680	42,752	7,388
Prepayment for construction projects	6,797	43,502	-
Property and equipment, net	115,288	737,846	763,926
Prepaid lease payments for land use rights - non-current	27,244	174,361	177,544
Acquired intangible assets, net	10,142	64,909	100,816
Long-term investments	469	3,000	3,000
Goodwill	120,932	773,967	774,083
Total assets	471,813	3,019,611	2,894,190

			As of
	As of September 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Liabilities and equity
Current liabilities:
Accounts payable (including accounts payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB682 and RMB1,635 as of September 30, 2011 and December 31, 2010, respectively)	7,350	47,042	48,602
Accrued expenses and other current liabilities (including accrued expenses and other liabilities of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB17,209 and RMB17,462 as of September 30, 2011 and December 31, 2010, respectively)	30,627	196,023	270,703
Deferred revenues	54,876	351,208	262,824
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB4,294 and RMB4,844 as of September 30, 2011 and December 31, 2010, respectively)	18,000	115,198	99,461
Current portion of long-term bank borrowings (including current portion of long-term bank borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2011 and December 31, 2010)	29,813	190,800	170,000
Other borrowings(including other borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2011 and December 31, 2010)	-	-	1,500
Total current liabilities	140,666	900,271	853,090
Non-current liabilities:
Long-term deposit received	1,506	9,636	9,270
Long-term bank borrowings (including long-term bank Borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2011 and December 31, 2010)	10,938	70,000	90,000
Deferred tax liabilities – non-current (including deferred tax liabilities – non-current of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of September 30, 2011 and December 31, 2010)	7,264	46,491	51,503
Unrecognized tax benefits – non-current (including unrecognized tax benefits of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB6,205 and RMB5,799 as of September 30, 2011 and December 31, 2010, respectively)	19,241	123,142	109,933
Total non-current liabilities	38,949	249,269	260,706

Total liabilities	179,615	1,149,540	1,113,796
Commitments and contingencies
Equity:
Preferred stock (US$0.0001 par value; 500,000 shares authorized; none issued or outstanding)	-	-	-
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 49,020,291 and 49,778,952 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	6	36	36
Additional paid-in capital	232,351	1,487,047	1,510,527
Statutory reserve	7,443	47,634	47,671
Accumulated other comprehensive loss	(360)	(2,295)	(3,194)
Retained earnings	51,632	330,443	199,862

Total ChinaCast Education Corporation shareholders’ equity	291,072	1,862,865	1,754,902
Noncontrolling interest	1,126	7,206	25,492

Total equity	292,198	1,870,071	1,780,394

Total liabilities and equity	471,813	3,019,611	2,894,190

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
 (In thousands, except share-related data)

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2011	2010	2011	2011	2010
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Revenues:
Service	23,708	151,732	122,195	70,197	449,262	341,170
Equipment	1,915	12,256	2,924	4,555	29,153	2,955

	25,623	163,988	125,119	74,752	478,415	344,125

Cost of revenues:
Service	(11,645)	(74,527)	(61,358)	(33,552)	(214,731)	(161,713)
Equipment	(1,914)	(12,251)	(2,832)	(4,535)	(29,022)	(2,832)

	(13,559)	(86,778)	(64,190)	(38,087)	(243,753)	(164,545)

Gross profit	12,064	77,210	60,929	36,665	234,662	179,580

Operating (expenses) income:

Selling and marketing expenses (including share-based compensation of nil for the three months ended September 30 for 2011 and 2010, share-based compensation of nil and RMB410 for the nine months ended September 30 for 2011 and 2010, respectively)	(44)	(281)	(394)	(156)	(1,000)	(1,702)
General and administrative expenses (including share-based compensation of RMB1,974 and RMB1,922 for the three months ended September 30 for 2011 and 2010, respectively, share-based compensation of RMB7,289 and RMB6,114 for the nine months ended September 30 for 2011 and 2010, respectively)	(3,827)	(24,494)	(19,739)	(12,266)	(78,505)	(52,291)
Foreign exchange loss	(61)	(393)	(4)	(154)	(988)	(557)
Gain from change in contingent consideration	1,344	8,601	9,467	1,344	8,601	9,467
Other operating income	44	280	(34)	62	398	180

Total operating expenses, net	(2,544)	(16,287)	(10,704)	(11,170)	(71,494)	(44,903)

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2011	2010	2011	2011	2010
	US$	RMB	RMB	US$	RMB	RMB
	(Note 1)		(Note 1)	(Note 1)		(Note 1)
Income from operations	9,520	60,923	50,225	25,495	163,168	134,677
Interest income	673	4,306	3,650	1,943	12,437	10,138
Interest expense	(777)	(4,974)	(4,058)	(1,988)	(12,723)	(10,623)
Income before provision for income taxes and earnings in equity method investments	9,416	60,255	49,817	25,450	162,882	134,192
Provision for income taxes	(1,454)	(9,306)	(7,791)	(4,950)	(31,679)	(27,540)
Net income before earnings in equity investments	7,962	50,949	42,026	20,500	131,203	106,652
Loss in equity investments	-	-	(26)	-	-	(86)
Income from continuing operation, net of tax	7,962	50,949	42,000	20,500	131,203	106,566
Discontinued operations
Loss from discontinued operations, net of taxes of nil for the three months and nine months ended September 30 for 2011 and 2010:	(110)	(701)	100	(265)	(1,694)	100
Gain from disposal of discontinued operations	268	1,716	-	268	1,716	-
Net income	8,120	51,964	42,100	20,503	131,225	106,666
Less: Net income attributable to noncontrolling interest	(39)	(248)	(559)	(101)	(644)	(1,427)
Net income attributable to ChinaCast Education Corporation	8,081	51,716	41,541	20,402	130,581	105,239
Net income	8,120	51,964	42,100	20,503	131,225	106,666
Foreign currency translation adjustments	75	477	338	141	899	1,994
Comprehensive income	8,195	52,441	42,438	20,644	132,124	108,660
Comprehensive income attributable to noncontrolling interest	(2,792)	(17,869)	(510)	(2,857)	(18,286)	(1,377)
Comprehensive income attributable to ChinaCast Education Corporation	5,403	34,572	41,928	17,787	113,838	107,283

Net income per share
Income from continuing operations attributable to ChinaCast Education Corporation per share:
Basic	0.16	1.03	0.83	0.41	2.63	2.21
Diluted	0.16	1.01	0.82	0.41	2.60	2.18

Income from discontinued operations attributable to ChinaCast Education Corporation per share:
Basic	-	0.03	-	-	0.01	-
Diluted	-	0.03	-	-	0.01	-

Net income attributable to ChinaCast Education Corporation per share:
Basic	0.16	1.06	0.83	0.41	2.64	2.21

Diluted	0.16	1.04	0.82	0.41	2.61	2.18

Weighted average shares used in computation:
Basic	49,009,512	49,009,512	49,834,291	49,531,187	49,531,187	47,693,969

Diluted	49,504,442	49,504,442	50,370,903	50,057,748	50,057,748	48,176,902

See notes to unaudited condensed consolidated financial statements.

CHINACAST EDUCATION CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
 (In thousands, except share-related data)

			ChinaCast Education Corporation Shareholders
													Accumulated
						Additional							other
	Preference		Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount	Shares	Amount		capital		reserve		earnings			loss	interest		equity
			RMB	RMB		RMB		RMB		RMB			RMB	RMB
Balance at January 1, 2010	—	—	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518
Issuance of shares of common stock	—	—	4,428,254		3		232,967		—		—		—		—		232,970
Share-based compensation	—	—	—		—		6,522		—		—		—		—		6,522
Issuance of vested shares	—	—	180,000		—		—		—		—		—		—		—
Capital contribution by a non-controlling shareholder	—	—	—		—		—		—		—		—		20,000		20,000
Net income	—	—	—		—		—		—		105,239		—		1,427		106,666
Foreign currency translation adjustments	—	—	—		—		—		—		—		2,044		(50)		1,994

Balance at September 30, 2010	—	—	49,778,952		36		1,530,140		39,139		241,822		(4,011)		44,544		1,851,670

				US$	5	US$	228,379	US$	5,842	US$	36,093	US$	(599)	US$	6,648	US$	276,368

			ChinaCast Education Corporation Shareholders
													Accumulated
						Additional							other
	Preference		Ordinary			paid-in		Statutory		Retained			comprehensive	Noncontrolling		Total
	Shares	Amount	Shares	Amount		capital		reserve		earnings			loss	interest		equity
				RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2011	—	—	49,778,952		36		1,510,527		47,671		199,862		(3,194)		25,492		1,780,394
Repurchase of common stock	—	—	(1,015,503)		—		(30,769)		—		—		—		—		(30,769)
Share-based compensation	—	—	256,842		—		7,289		—		—		—		—		7,289
Disposal of discontinued operation	—	—	—		—		—		(37)		—		—		(18,930)		(18,967)
Net income	—	—	—		—		—		—		130,581		—		644		131,225
Foreign currency translation adjustments	—	—	—		—		—		—		—		899		-		899

Balance at September 30, 2011	—	—	49,020,291		36		1,487,047		47,634		330,443		(2,295)		7,206		1,870,071

				US$	6	US$	232,351	US$	7,443	US$	51,632	US$	(360)	US$	1,126	US$	292,198

See notes to unaudited condensed consolidated financial statements

CHINACAST EDUCATION CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
	For the nine months ended September 30,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from operating activities:
Net income	20,503	131,225	106,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,453	47,701	36,832
Amortization of acquired intangible assets	5,610	35,907	27,231
Amortization of land use rights	480	3,072	2,510
Share-based compensation	1,139	7,289	6,522
Loss on disposal of property, plant and equipment	29	183	-
Loss in equity investments	-	-	86
Gain on disposal of discontinued operation	(268)	(1,716)	-
Change in fair value of contingent consideration-prior year	(1,344)	(8,601)	-
Changes in assets and liabilities:
Accounts receivable	877	5,610	4,823
Inventory	3	21	(52)
Prepaid expenses and other current assets	4,534	29,017	(3,607)
Non-current deposits	(3,348)	(21,422)	5390
Amounts due from related parties	-	-	2,950
Accounts payable	(244)	(1,560)	(2,657)
Accrued expenses and other current liabilities	1,004	6,427	(13,158)
Deferred revenues	14,617	93,549	159,699
Income taxes payable	2,459	15,737	19,656
Deferred tax assets	167	1,069	931
Deferred tax liabilities	(783)	(5,012)	(4,765)
Unrecognized tax benefits	2,134	13,655	13,320
Net cash provided by operating activities	55,022	352,151	362,377
Cash flows from investing activities:
Repayment from advance to related party	-	-	62
Purchase of subsidiaries, net of cash acquired	-	-	(374,374)
Cash in the disposed subsidiary	(1,596)	(10,214)	-
Purchase of property and equipment	(6,805)	(43,553)	(54,708)
Purchase of term deposits	(94,531)	(605,000)	(93,000)
Proceeds from maturity of term deposits	110,000	704,000	-
Deposits for investments	(80)	(510)	(3,000)
Deposit for land use rights	(2,022)	(12,942)	-
Prepayment for construction projects	(6,797)	(43,502)	-
Net cash used in investing activities	(1,831)	(11,721)	(525,020)

	For the nine months ended September 30,
	2011	2011	2010
	US$	RMB	RMB
	(Note 1)		(Note 1)
Cash flows from financing activities:
Payment of deferred consideration paid for acquisition of subsidiary	(10,956)	(70,120)	-
Other borrowings raised	5,313	34,000	93,500
Repayment of other borrowings	(5,547)	(35,500)	(92,200)
Bank borrowings raised	20,281	129,800	80,000
Bank borrowings repaid	(20,156)	(129,000)	(94,400)
Repayment of capital lease obligation	-	-	(10)
Cash received from noncontrolling interest for establishing joint venture	-	-	20,000
Share repurchase	(4,808)	(30,769)	-
Deposit for bank borrowing guarantee	(781)	(5,000)	-
Collection of deposit for bank borrowing guarantee	625	4,000	-
Proceeds from issuance of share, net of issuance costs	-	-	232,970
Net cash provided by/(used in) financing activities	(16,029)	(102,589)	239,860
Effect of foreign exchange rate changes	9	56	308
Net increase in cash and cash equivalents	37,171	237,897	77,525
Cash and cash equivalents at beginning of the period	38,188	244,403	327,628

Cash and cash equivalents at end of the period	75,359	482,300	405,153
Supplemental noncash investing and financing activities:
Consideration receivable from disposal of QPU	1,875	12,000	-
NCI eliminated due to disposal of QPU	(106)	(677)	-

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

The accompanying unaudited condensed consolidated financial statements include the accounts of CEC, its subsidiaries, and variable interest entities("VIE") (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The VIE arrangements

PRC laws and regulations currently restrict direct foreign ownership of business entities providing telecommunications services, Internet access and the distribution of news and information in the PRC where certain licenses are required. As a Delaware company, the Company is deemed a foreign legal person under the PRC laws. To comply with the PRC laws and regulations, the Company provides substantially all of its satellite broadband business activities in the PRC through its VIE, ChinaCast Li Xiang Co. Ltd. ( “ CCLX ” ).

Arrangement with CCLX

CCLX is a variable interest entity established on May 7, 2003. ChinaCast and its majority-owned subsidiaries do not have legal ownership of CCLX, which is licensed to provide value-added satellite broadband services in the PRC. CCLX is legally owned by three employees of ChinaCast. To provide the Company the ability to receive the majority of the expected residual returns of the VIE, the Company's 98.5% owned subsidiary, ChinaCast Technology (Shanghai) Limited ( “ CCT Shanghai ” ) entered into a series of contractual arrangements with CCLX and CCLX subsequently updated these contractual arrangements on December 31, 2010.

•	Agreements that transfer economic benefits to CCT Shanghai

Technology services agreement: Pursuant to an Exclusive Technical Services Agreement with a 10 year term, CCT Shanghai assists CCLX in implementing CCLX's businesses relating to the provision of exclusive technical, consulting, financial support and other services, including but not limited to the provision of technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development and system maintenance. As consideration for these services, CCT Shanghai is entitled to charge CCLX monthly service fees equal to the total revenue earned by CCLX, less operating expenses reasonably incurred in the course of conducting the business for which CEC and its subsidiaries provide technical services. During the term of the agreement, unless CCT Shanghai commits gross negligence, or a fraudulent act against CCLX, CCLX may not terminate the agreement prior to its expiration date. CCT Shanghai can terminate the agreement upon 30 days’ prior written notice to CCLX at anytime.

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

The new guidance is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, and all interim and annual periods thereafter. CEC and its consolidated entities adopted the new guidance on January 1, 2010.

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

CCT Shanghai is the primary beneficiary and absorbs 100% of the economic benefits of CCLX. The following unaudited financial statement amounts and balances of CCLX was included in the accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2011 after elimination of the intercompany transactions and balances:

			As of
	As of September 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
Current assets	13,648	87,344	87,023
Non-current assets	451	2,889	3,101
Total assets	14,099	90,233	90,124

There are no consolidated CCLX assets that are collateral for the CCLX's obligations and can only be used to settle the CCLX's obligations.

			As of
	As of September 30,		December 31,
	2011	2011	2010
	US$	RMB	RMB
Current liabilities	3,466	22,184	23,941
Non-current liabilities	969	6,205	5,799
Total liabilities	4,435	28,389	29,740

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2011	2010	2011	2011	2010
	US$	RMB	RMB	US$	RMB	RMB
Revenues	4,834	30,936	30,961	14,677	93,933	93,006
Net income	3,953	25,301	24,988	11,808	75,574	75,158

	For the nine months ended September 30,
	2011	2011	2010
	US$	RMB	RMB
Net cash provided by operating activities	11,807	75,567	91,252
Net cash used in investing activities	(211)	(1,353)	(435)
Net cash provided by/(used in) financing activities	-	-	-

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

Convenience Translation

Amounts in United States dollars (“US$”) are presented solely for the convenience of readers and an exchange rate of RMB6.4 to US$1 was applied as of September 30, 2011. Such translation should not be construed to be the amounts that would have been reported under US GAAP.

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

 In September 2011, the FASB has issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The pronouncement  permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

3.	DISCONTINUED OPERATIONS

In October 2009, one of the Company’s major operating subsidiaries, ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), entered into an agreement with Qingdao China University of Petroleum Holding Limited ("CUP") to establish Qingdao Petroleum University Education Development Limited (“QPU”). The total registered capital is RMB50,000, with 60% owned by CCT Shanghai, and CUP to hold the rest of the equity interest. In September 2010, the Company completed its capital injection of RMB30,000. Since CCT Shanghai has a majority voting power after the completion of all the capital injection, QPU has been consolidated by the Company since September 2010. On September 30, 2011, the Company completed the transaction under a Transfer Agreement with CUP to dispose of its 60% stake in QPU with a total consideration of RMB30,000. Net of RMB18 million owed to QPU, the Company expects to receive RMB12 million by December 31, 2011, amount is currently reflected as other current receivables. The control over QPU was transferred to CUP in September 2011, and the Company has de-consolidated QPU and its subsidiary as of September 30, 2011, and a gain amounting to RMB1,716 was reported for the nine months ended September, 2011.

Summarized operating results from the discontinued operations included in the Company's condensed consolidated statements of operations were as follows for the three months and nine months ended September 30, 2010 and 2011, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	RMB	RMB	RMB	RMB

Revenues	-	1,345	-	3,782
Income/(loss) before provision of income taxes from discontinued operations	100	(694)	100	(1,574)
Provision for income taxes	-	(7)	-	(120)
Gain/(loss) from discontinued operations, net of tax	100	(701)	100	(1,694)
Gain from disposal of discontinued operations	-	1,716	-	1,716
Net income from discontinued operations, net of tax	100	1,015	100	22
Noncontrolling interest in discontinued operations	(40)	280	(40)	677
Net income from discontinued operations attributable to ChinaCast Education Corporation, net of tax	60	1,295	60	699
Net income on discontinued operations attributable to ChinaCast Education Corporation per share – basic	-	0.03	-	0.01
Net income on discontinued operations attributable to ChinaCast Education Corporation per share – diluted	-	0.03	-	0.01

All notes to the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the discontinued operations, where applicable.

4.	ACQUISITION

Acquisition of East Achieve

On October 5, 2009, ChinaCast Communication Holdings Limited ( “ CCH ” ), the Company's subsidiary in Bermuda, consummated the acquisition of the entire interest in East Achieve Limited (“East Achieve”) from the former sole owner of East Achieve.  East Achieve holds the entire interest in Shanghai Xijui Information Technology Co., Ltd. (“Xijiu”).  Xijiu holds the entire interest in China Lianhe Biotechnology Co., Ltd. (“Lianhe”) which in turns holds the entire interest in Lijiang College of Guangxi Normal University (“Lijiang College”).  Lijiang College is a private college affiliated with Guangxi Normal University.  The total consideration for the acquisition is up to RMB365,000, of which RMB295,000 was paid during 2009.  The remaining amount of the consideration is to be calculated as below.

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

The fair value of total consideration of RMB325,482 as of the acquisition date consisted of:
Consideration paid in cash	295,000
Fair value of deferred contingent consideration	30,482
Total	325,482

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.  The purchase price allocation was as follows:

		Amortization
	RMB	period
Cash	73,113
Other current assets	2,408
Non-current deposits	6,374
Property and equipment	261,543	3-20 years
Prepaid lease payments for land use rights	28,920	Over the remaining lease term of 48 years
Intangible assets:
Customer relationship	51,000	Up to 47 months
Affiliation agreement	14,000	59 months
Goodwill (allocated to the TUG as set out in Note 14)	192,440
Other current liabilities	(105,424)
Deferred revenues	(89,114)
Deferred tax liabilities	(12,616)
Long-term bank borrowings	(90,000)
Unrecognized tax benefits	(7,162)
Total	325,482

The Company allocated the purchase price for the acquisition.  The valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market.  The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

Acquisition of Wintown

On August 23, 2010, ChinaCast Education Holdings Limited ( “ CEH ” ), the Company's subsidiary in the British Virgin Islands, consummated the acquisition of the entire interest in Wintown from the former sole owner of Wintown. Wintown ultimately holds the entire interest in HIUBC. HIUBC is a private college affiliated with Hubei Industrial University. The total consideration for the acquisition is up to RMB450,000 of which RMB360,000 was paid during 2010. The remaining amount of the consideration is to be calculated as below:

For the academic year of 2010 (i.e., from September 1, 2010 to August 31, 2011), if the net profit as determined under the relevant sale and purchase agreement of HIUBC is less than RMB50,000, CEH is entitled to deduct an amount equal to 9 times of the difference between the net profit and RMB50,000 from the remaining payment of RMB90,000.

The remaining consideration was recorded as a liability at fair value of RMB78,721 as of December 31, 2010 and was subsequently settled at RMB70,120 in September 2011. As a result, a gain of RMB8,601 from change in contingent consideration was recognized and included in the operating income of the third quarter of 2011.

The fair value of total consideration of RMB438,721 as of the acquisition date consisted of:

Consideration paid in cash	360,000
Fair value of deferred contingent consideration	78,721
Total	438,721

The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition. The purchase price allocation was as follows:

		Amortization
	RMB	period

Cash	19,942
Other current assets	7,771
Property and equipment		3 years-remaining
	218,720	lease term
Prepaid lease payments for land use rights		Over the remaining
	37,000	lease term
Intangible assets:
Customer relationship	38,000	up to 48 months
Affiliation Agreement	31,000	3 years
Goodwill (allocated to the TUG as set out in Note 14)	270,308
Bank borrowing	(54,000)
Other current liabilities	(70,621)
Deferred revenues	(2,753)
Deferred tax liabilities	(29,003)
Unrecognized tax benefits	(27,643)
Total	438,721

The Company allocated the purchase price for the acquisition. The valuation analyses utilized and considered generally accepted valuation methodologies such as income, market and cost approach.

The Company believes that the acquisition furthers its strategy of expanding into the post-secondary bricks and mortar education market. The combination of these factors is the rationale for the excess of purchase price over the value of the assets acquired and liabilities assumed.

5.	PREPAYMENT FOR CONSTRUCTION PROJECTS

The balance of RMB43,502 represents prepayment to Chongqing Vocational College of Media and its investor Chongqing Bainian Guangcai Company ("CVCM" collectively). Beginning July 2011, CVCM helped Foreign Trade Business College of Chongqing Normal University (“FTBC”) construct a new campus and FTBC paid for the construction. The construction is still in process as of September 30, 2011. Prior to the completion of the work, CVCM has allowed students of FTBC to use resources of CVCM, including canteen, teaching buildings, and dormitory, etc. and FTBC needs to pay 15% of its total revenue from students as compensation. As of September 30, 2011, FTBC has prepaid RMB1,500 service fee to CVCM, and RMB309 was recognized as the operating expense for September 2011.

6.  NON-CURRENT DEPOSITS

Non-current deposits consisted of the following:

	As of September 30, 2011	As of December 31, 2010
	RMB	RMB

Rental deposits	255	415
Utilities deposits	454	454
Guarantee deposit for borrowings	5,000	4,000
Prepayment and deposits for land use rights and construction projects	37,043	2,519
Total	42,752	7,388

Rental deposits represented office rental deposits for the Company’s daily operations.

Guarantee deposit for borrowings represented deposits placed with Chongqing Education Guarantee Co., Ltd., a long-term investment of the Company, which in turn provided guarantee in favor of the relevant bank for the Company’s bank borrowings of RMB70,000.

Prepayment and deposits for land use rights and construction projects represented deposit paid to get land use right and as deposit for construction works.

These deposits are classified into non-current deposits since they will not be refunded within one year.

7.	ACQUIRED INTANGIBLE ASSETS, NET

Acquired intangible assets, net consisted of the following:

	As of September 30,	As of December 31,
	2011	2010
	RMB	RMB
Customer relationships
Cost	129,329	129,329
Less: Accumulated amortization	(92,531)	(66,509)

	36,798	62,820

Affiliation agreement
Cost	45,000	45,000
Less: Accumulated amortization	(16,889)	(7,004)

	28,111	37,996

Acquired intangible assets, net	64,909	100,816

For the three months and nine months ended September 30, 2011, the Company recorded amortization expense in respect of the customer relationships amounting to RMB7,877 and RMB26,021, respectively. The Company will record further amortization expenses in respect of the customer relationships of RMB5,488, RMB18,926, RMB9,851, and RMB2,533 in 2011, 2012, 2013 and 2014, respectively.

For the three months and nine months ended September 30, 2011, the Company recorded amortization expense in respect of the affiliation agreement amounting to RMB3,295 and RMB9,886, respectively.  The Company will record amortization expenses in respect of the affiliation agreement of RMB3,295, RMB13,181, RMB9,736 and RMB1,899 in 2011, 2012, 2013 and 2014, respectively.

8.	OTHER BORROWINGS

During the nine months ended September 30, 2011, an aggregate amount of other borrowings amounting to RMB34,000 was raised and RMB35,500 was repaid. The other borrowings carried interest at 9% per annum and had been fully repaid in 2011 and there was no other borrowing outstanding as of September 30, 2011.

The Company raised other borrowings of RMB34,000 in the nine months ended September 30, 2011 from two individuals. The terms and counterparties for the borrowings are as follows:

Counterparties	Amounts borrowed RMB	Borrowing date	Maturity date	Interest rate
HU, Jiping	9,000	March 3, 2011	September 15, 2011	9%
CHEN, Ling	25,000	March 21, 2011	Within 3 months	9%
	34,000

The Company repaid other borrowings of RMB35,500 in the nine months ended September 30, 2011 to three individuals as follows:

Counterparty	Amounts repaid RMB	Borrowing date	Repayment date	Interest rate
HU, Jiping	9,000	March 3, 2011	September 30, 2011	9%
CHEN, Ling	25,000	March 21, 2011	September 30, 2011	9%
LI, Shaobi	1,500	July 16, 2010	January 20, 2011	7%
	35,500

The ending balance of other borrowings was nil as of September 30, 2011.

9.	BANK BORROWINGS

	As of	As of
	September 30,	December 31,
	2011	2010
	RMB	RMB

Current portion	(190,800)	(170,000)
Non-Current portion	(70,000)	(90,000)

	(260,800)	(260,000)

As of December 31, 2010, bank borrowings were raised by FTBC, LJC and HIUBC. The bank borrowings carried interest at the benchmark interest rate announced by the People's Bank of China plus 10% to 20% per annum. The bank borrowings of FTBC were secured by pledge of certain land use rights and buildings in Hai Lai with a carrying amount of RMB 39,960, the entitlement to accommodation income of the student apartments of FTBC and guarantees given by certain individuals. The bank borrowing of LJC was secured by a guarantee from a former owner of Lianhe, which was subsequently covered by a guarantee given by Xijiu, and the bank borrowing of HIUBC was guaranteed by Jiyang.

An aggregate amount of bank borrowings amounting to RMB129,000 was repaid.

During January to September, 2011, an aggregate amount of bank borrowings of RMB 129,800 was raised. Bank borrowings of RMB 15,000, RMB 45,000 and RMB 20,000 have a weighted average interest rate of 7.7% and are secured by Chongqing Culture Media Guarantee Co., Ltd (“CQCMG”), Chongqing Education Guarantee Co., Ltd (“CQEG”) and certain individuals with the guarantee deposit of RMB 4,000 paid. The bank borrowing of RMB 4,800 has an annual interest rate at 6.56%, and secured by RMB 5,000 term deposit of Hai Lai.

The bank borrowing of RMB45,000 has an annual interest rate at 6.06% and is secured by the entitlement to accommodation income of the student apartments of LJC and also guaranteed by ChinaCast Technology (Shanghai) Limited.

10.	SHARE REPURCHASE

From May 12, 2011 to September 30, 2011, the Company repurchased a total of 1,015,503 shares of common stock. The average repurchase price per share was US$4.688 and the total principal paid for the common stock was US$4,760.

11.	SHAREHOLDER RIGHTS PLAN

On September 25, 2011, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value US$0.0001 per share, of the Company (the “Rights”). The dividend was paid on October 7, 2011 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock of the Company, par value US$0.0001 per share, at a price of US$20.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement, dated September 26, 2011, between the Company and Continental Stock Transfer & Trust Company, LLC as Rights Agent.

One Right will automatically attach to each share of Common Stock issued between the record date and the earlier of the Distribution Date (defined below) or the expiration date. Initially, the Rights are not exercisable and are attached to and trade with all shares of Common Stock outstanding as of, and issued subsequent to, the record date and no separate certificates evidencing the Rights will be issued.  The Rights will separate from the Common Stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons has acquired or has the right to acquire beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or the grant of any equity compensation awards or Board approved unilateral grants  of any security to the person, or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result, upon its consummation, in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being herein referred to as the “ Distribution Date”).

In the event of a Distribution Date, the Rights will become exercisable and will entitle the holder hereof (other than the acquiring person or group) the right to purchase, either 1/100 of a share of Junior Participating Preferred Stock (which has terms substantially equivalent to one share of common stock) or one share of Common Stock at a purchase price equal to 50% of the then current market price per share of common stock. The exercise price per Right is $20. Therefore, following the occurrence of a triggering event, each stockholder who is not a member of the acquiring person or group would have the ability to purchase upon payment of the $20 exercise price, such number of 1/100 share of Junior Participating Preferred Stock or such number of shares of common stock worth $40. The Board may, however, at any time after a 15% or more acquisition of beneficial ownership and prior to the acquisition of 50% beneficial ownership of the Company’s common stock to authorize an exchange with no cash payment of each Right (other than Rights held by the acquiring person or group) for one share of common stock or 1/100 of a share of Junior Participating Preferred Stock. The Right is redeemable, for USD$0.01 per Right, at any time prior to the occurrence of a Distribution Date.

12.	STOCK COMPENSATION PLAN

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

On April 30, 2011, CEC granted, under the 2007 Plan, 250,000 nonvested shares to three independent directors at no consideration. All of the shares of nonvested stock to the independent directors were granted at fair market value based on the closing price of April 30, 2011 of US$6.11 (RMB39.72). 35,000 of the nonvested shares vested on the date of grant. 55,000 of the nonvested shares vest on February 9, 2012 and the balance of 160,000 of nonvested shares vest on February 9, 2013.

On May 31, 2011, CEC granted, under the 2007 Plan, 23,500 nonvested shares to 47 employees at no consideration. All of the shares of nonvested stock to the employees were granted at fair market value based on the closing price of May 31, 2011 of US$5.63 (RMB36.60).

	Number of shares	Weighted average grant-date fair values of shares	Weighted average intrinsic value per share at the grant date
		US$	US$
Nonvested share unvested at January 1, 2011	297,504	6.07	6.07
Granted	273,500	6.07	6.07
Vested	(157,668)	6.01	6.01
Fortfeited	-	-	-
Nonvested share unvested at September 30, 2011	413,336	6.09	6.09

The total unrecognized compensation expense related to the stock compensation arrangements for the share options as of September 30, 2011 is US$2,203(RMB14,051).

Share options

On January 11, 2008, CEC granted, under the 2007 Plan, 1,200,000 options to purchase the Company's common stock to selected employees at no consideration.  The per share exercise price of the options is US$6.30(RMB42,84) and the expiry date is January 11, 2018.  A total of 401,000, 401,000 and 398,000 share options vested on March 31, 2008, March 31, 2009 and March 31, 2010, respectively.  Upon exercise of these options, a total of 1,200,000 common stock will be issued.  As of September 30, 2011, no such options have been forfeited.

A summary of the option activity under 2007 Plan is as follows:

Weighted
average
	Number	exercise
	of options	price
US$
Options outstanding at December 31, 2010	1,200,000	6.30

Granted	—	—
Exercised	—	—
Cancelled	—	—

		Weighted
		average
	Number	exercise
	of options	price
		US$
Options outstanding at September 30, 2011	1,200,000	6.30
Options exercisable at September 30, 2011	1,200,000	6.30

The per share fair value of options as of January 11, 2008, the grant date, was US$2.67 (RMB19.33).

The aggregate intrinsic value of share options outstanding and exercisable as of September 30, 2011 was nil.
The weighted average remaining contractual life is 6.25 years as of September 30, 2011.
Total share-based compensation expenses amounting to RMB1,974 and RMB1,922 were recognized for the three months ended September 30, 2011 and 2010, respectively. Total share-based compensation expenses amounting to RMB7,289 and RMB6,114 were recognized for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, no other awards have been granted under the 2007 Plan.

13.	INCOME TAXES

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

Foreign Trade and Business College of Chongqing Normal University (“FTBC”) and Hai Yuen Company Limited (“Hai Yuen”) were incorporated in Chongqing of the PRC and are subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

Lijiang College was incorporated in Guilin of the PRC and is subject to the preferential tax rate of 15% until 2010 in accordance with the western development preferential policy.

Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on ChinaCast Technology (BVI) Limited ( “ CCT BVI ” ) ’ s deemed profit generated in the PRC, the profit of CCT Shanghai, CCLX, Hai Lai, Hai Yuen, FTBC, Lijiang College and HIUBC.

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

The three acquired universities have so far not paid any income tax. The Company provided provisions of unrecognized tax benefits for the three acquired universities since significant judgments are required in determining whether such universities are qualified for income tax exemption. During the nine months ended September 30, 2011, the unrecognized tax benefits increased from RMB109,933 to RMB123,142.

14.	GOODWILL

Changes in the carrying amount of goodwill are set as follows:

December 31, 2009	503,771
Addition from acquisitions	270,371
Exchange rate impact	(59)
December 31, 2010	774,083
Reduction from disposal	(63)
Exchange rate impact	(53)

September 30, 2011	773,967

No impairment charges have been recorded for the nine-month period ended September 30, 2011.

15.	NET INCOME PER SHARE

	For the three months ended September 30,				For the nine months ended September 30,
	2011		2010		2011		2010
Numerator used in basic and diluted net income per share:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	50,421	RMB	41,481	RMB	129,882	RMB	105,179
Income from discontinued operations attributable to ChinaCast Education Corporation	RMB	1,295	RMB	60	RMB	699	RMB	60
Net income attributable to ChinaCast Education Corporation	RMB	51,716	RMB	41,541	RMB	130,581	RMB	105,239

Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		49,009,512		49,834,291		49,531,187		47,693,969

Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restricted shares and exercises of Underwriter Warrants		494,930		536,612		526,561		482,933

Weighted average ordinary shares outstanding used in computing diluted net income per share		49,504,442		50,370,903		50,057,748		48,176,902

Net income per share – basic:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	1.03		0.83	RMB	2.63	RMB	2.21
Income from discontinued operations attributable to ChinaCast Education Corporation	RMB	0.03		-	RMB	0.01	RMB	-
Net income attributable to ChinaCast Education Corporation	RMB	1.06	RMB	0.83	RMB	2.64	RMB	2.21

Net income per share – diluted:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	1.01	RMB	0.82	RMB	2.60	RMB	2.18
Income from discontinued operations attributable to ChinaCast Education Corporation	RMB	0.03	RMB	-	RMB	0.01	RMB	-
Net income attributable to ChinaCast Education Corporation	RMB	1.04	RMB	0.82	RMB	2.61	RMB	2.18

16.	SEGMENT INFORMATION
	For the three months ended September 30,						For the nine months ended September 30,
	2011			2010			2011			2010
	RMB			RMB			RMB			RMB
	ELG	TUG	Total	ELG	TUG	Total	ELG	TUG	Total	ELG	TUG	Total

Revenues from external customers:	58,944	105,044	163,988	49,881	75,238	125,119	169,660	308,755	478,415	143,901	200,224	344,125

Depreciation and amortization:	1,416	27,460	28,876	742	26,247	26,989	2,779	83,901	86,680	2,400	64,173	66,573

Share-based compensation:	1,974	-	1,974	1,922	-	1,922	7,289	-	7,289	6,524	-	6,524

Interest income:	4,152	154	4,306	3,513	137	3,650	11,644	793	12,437	9,768	370	10,138

Interest expense:	-	4,974	4,974	-	4,058	4,058	-	12,723	12,723	-	10,623	10,623

Provision for income taxes:	6,231	3,075	9,306	5,390	2,401	7,791	19,379	12,300	31,679	18,946	8,594	27,540

Earnings in equity investments:	-	-	-	26	-	26	-	-	-	86	-	86

Income from operation:	24,985	35,938	60,923	61,719	(11,494)	50,225	73,689	89,479	163,168	114,554	20,123	134,677

Addition to property and equipment:	586	17,333	17,919	1,798	10,710	12,508	2,772	39,659	42,431	2,795	29,004	31,799

	As of September 30,2011			As of December 31, 2010
	RMB			RMB
	ELG	TUG	Total	ELG	TUG	Total

Segment assets	688,219	2,331,392	3,019,611	656,795	2,237,395	2,894,190

Goodwill:	1,502	772,465	773,967	1,618	772,465	774,083

The Company’s revenues and net income are substantially derived from the PRC. Most of the assets and capital expenditure of the Company are employed in the PRC.

There were no customers accounting for 10% or more of total net revenues for the three months and nine months ended September 30, 2011.

Three customers as of September 30, 2011 and two customers as of December 31, 2010 each accounted for 10% or more of the Company’s accounts receivable balances, representing an aggregate of 34.2% and 20.9% of the Company’s accounts receivable balances at September 30, 2011 and December 31, 2010, respectively.

17.	WARRANTS

In connection with the share offering which was consummated in October 2008, the Company sold to the underwriter in December 2008, for nominal consideration, an aggregate of 255,000 warrants with an excercise price of US$3.15 per share. The warrants will be exercisable for five years from the closing date of the share offering and are classified as Equity in the accompanying consolidated financial statements. As of September 30, 2011, there were 255,000 warrants outstanding.

18.	CONTINGENCIES

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

c)
CCTSH injected RMB6 million, RMB6 million and RMB18 million into QPU as capital contribution in February, August and September of 2010 respectively.  Subsequently, YPSH borrowed RMB18 million from QPU. The PRC law and regulations restricts capital withdrawal from established companies. It may be argued that the borrowing from QPU could potentially be assessed as a capital withdrawal and may be subject to penalty ranging from 2-10% of the withdrawn amount. The Company has recorded a RMB1.8 million provision for such possible penalty. As of September, 2011, the Company has sold its interest in QPU to its original 40% shareholder China University of Petroleum ("CUP"), and the Company offset the RMB18 million  borrowing with the sales receipt from CUP concurrently. The Company believed that the RMB18 million borrowing issue has been settled without future impact.

19.	RELATED PARTY TRANSACTION

(a). Transaction

On September 30, 2011, the Company completed the transaction under a Transfer Agreement with CUP, the original 40% minority shareholder of QPU, to dispose of its 60% stake in QPU with a total consideration of RMB30, 000. The control over QPU was transferred to CUP in September 2011, and a gain amounting to RMB1,716 was reported for the nine months ended September, 2011. (See note 3)

(b) Balances

		Amounts due from a related party
		As of September 30
	Note	2011	2010
		RMB	RMB
Current amounts
CUP	i	12,000	-

i)	The balance arose from the disposal of 60% stake in QPU, which is expected to be received by the end of 2011.

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

Results of Operations

For the purpose of the discussion and analysis of the results of ChinaCast Education Corporation (“CEC”), its subsidiaries, and variable interest entities in this section, the consolidated group is referred to as the “Company”. ChinaCast Company Ltd. ("CCL") was not accounted for as a consolidated variable interest entity, because the Company was not considered to be the primary beneficiary of CCL. The US dollar figures presented below were based on the historical exchange rate of 1USD = 6.4RMB at September 30, 2011 for the three months and nine months ended September 30, 2011.

Since our acquisition of Hai Lai, we have been organized as two business segments, the E-learning and training service Group (the “ELG”), encompassing all the Company’s businesses before the acquisition, and the Traditional University Group (the “TUG”), offering bachelor and diploma programs to students in China.

The revenue of the Company for the three months and nine months ended September 30, 2011 amounted to RMB164.0 million (US$25.6 million) and RMB478.4 million (US$74.8 million) respectively, representing an increase of 31.1% and 39.0% over the revenue of the corresponding periods in 2010. The increase in revenue was mainly due to the acquisition of Wintown in the third quarter of 2010 and the increase in equipment sales in the second and third quarter of 2011. The Wintown Group contributed revenue of RMB31.1 million (US$4.9 million) and RMB89.7 million (US$14.0 million) for the three months and nine months ended September 30, 2011 respectively.

Revenue of the ELG amounted to RMB58.9 million (US$9.2 million) and RMB169.7 million (US$26.5 million) for the three months and nine months ended September 30, 2011 respectively, as compared to revenue of RMB49.9 million and RMB143.9 million of the ELG for the three months and nine months ended September 30, 2010 respectively. Service income, amounted to RMB46.7 million (US$7.3 million) and RMB140.5 million (US$22.0 million) for the three months and nine months ended September 30, 2011, compared to RMB47.0 million and RMB140.9 million for the corresponding periods in 2010. Equipment sales, amounted to RMB 12.3 million (US$1.9 million) and RMB29.2 million (US$4.6 million) for the three months and nine months ended September 30, 2011, against RMB2.9 million and RMB3.0 million for the same periods last year. The following table provides a summary of the ELG’s revenue by business lines:

	Three Months ended
	September 30, 2011		September 30, 2010
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	4.6	29.2	28.6
K-12 and content delivery	2.4	15.8	16.0
Vocational training, enterprise / government training and networking	2.2	13.9	5.3
Total ELG revenue	9.2	58.9	49.9

	Nine Months ended
	September 30, 2011		September 30, 2010
	(millions)		(millions)
	US$	RMB	RMB
Post secondary education distance learning	13.6	87.3	85.0
K-12 and content delivery	7.4	47.3	48.0
Vocational training, enterprise / government training and networking	5.5	35.0	10.9
Total ELG revenue	26.5	169.7	143.9

Net revenue from post secondary education distance learning services increased from RMB85.0 million in the nine months ended September 30, 2010 to RMB87.3 million (US$13.6 million) in nine months ended September 30, 2011. Net revenue from post secondary education distance learning services increased from RMB28.6 million in the three months ended September 30, 2010 to RMB29.2 million (US$4.6 million) in three months ended September 30, 2011. The total number of post-secondary students enrolled in courses using the Company’s distance learning platforms increased to 145,000 at September 30, 2011 from 143,000 at September 30, 2010. The increase was due to the growth of students enrolled in distance learning degree courses with the universities.

The revenue from the K-12 and content delivery business decreased slightly by approximately 1.5% from RMB48.0 million for the nine months ended September 30, 2010 to RMB47.3 million (US$7.4 million) for the nine months ended September 30, 2011. The revenue from the K-12 and content delivery business decreased slightly by approximately 1.3% from RMB16.0 million for the three months ended September 30, 2010 to RMB15.8 million (US$2.5 million) for the three months ended September 30, 2011. The number of subscribing schools for K-12 distance learning services has stabilized at 6,500, and since K-12 revenue is generated in CCT BVI, whose functional currency is HKD, the revenue decreased due to exchange rate fluctuations.

Net revenue from vocational and career training services, enterprise government training and networking services increased from RMB10.9 million during the nine months ended September 30, 2010 to RMB35.0 million (US$5.5 million) during the nine months ended September 30, 2011. Net revenue from vocational and career training services, enterprise government training and networking services increased from RMB5.3 million during the three months ended September 30, 2010 to RMB13.9 million (US$2.2 million) during the three months ended September 30, 2011. The increase was mainly due to fluctuations in equipment sales. Equipment sales included in the revenue of this business line amounted to RMB 12.3 million (US$1.9 million) and RMB29.2 million (US$4.6 million) for the three months and nine months ended September 30, 2011, against RMB2.9 million and RMB3.0 million for the same periods last year.

The revenue of TUG increased from RMB75.2 million and RMB200.2 million in the three months and nine months ended September 30, 2010, respectively, to RMB105.0 million (US$16.4 million) and RMB308.8 million (US$48.3 million) in the three months and nine months ended September 30, 2011. The increase was mainly due to the acquisition of Wintown in the third quarter of 2010 and the increase in enrollment in the current academic year. TUG’s total student enrollment increased from approximately 32,600 as at September 30, 2010 to approximately 35,100 as at September 30, 2011. Student enrollments of the FTBC Group, the LJC Group and the HIUBC Group were approximately 14,200, 9,700 and 11,200, respectively, as of September 30, 2011.

Cost of sales of the Company increased by 48.2% from RMB164.5 million during the first three quarters of 2010 to RMB243.8 million (US$38.1 million) during the first three quarters of 2011. Cost of sales of the Company increased by 35.2% from RMB64.2 million during the third quarter of 2010 to RMB86.8 million (US$13.6 million) during the third quarter of 2011. The increase was mainly due to the acquisition of Wintown in August 2010, which increased the cost of sales of the TUG from RMB54.8 million for the three months ended September 30, 2010 to RMB68.3 million (US$10.7 million) for the three months ended September 30, 2011 and the increase of cost for materials related to equipment sales from RMB2.8 million for the three months ended September 30,  2010 to RMB12.3 million (US$1.9 million) for the three months ended September 30, 2011.

ELG’s cost of sales increased from RMB22.6 million during the first three quarters of 2010 to RMB47.8 million (US$7.5 million) during the first three quarters of 2011. ELG’s cost of sales increased from RMB9.4 million during the third quarter of 2010 to RMB18.5 million (US$2.9 million) during the third quarter of 2011. The increase was mainly due to increase in equipment sales. ELG’s cost of materials was RMB2.8 million and RMB2.8 million for the three months and nine months ended September 30, 2010 whereas ELG’s cost of materials was RMB12.3 million (US$1.9 million) and RMB29.0 million (US$4.5 million) for the three months and nine months ended September 30, 2011. The cost of service for ELG amounted to RMB6.2 million (US$1.0 million) and RMB18.8 million (US$2.9 million) for the three months and nine months ended September 30, 2011, as compared to RMB6.5 million and RMB19.7 million for the same periods in 2010.

TUG’s cost of sales amounted to RMB68.3 million (US$10.7 million) and RMB195.9 million (US$30.6 million) for the three months and nine months ended September 30, 2011 as compared to RMB54.8 million and RMB142.0 million for the same periods in 2010. The increase was due to the acquisition of Wintown in August 2010, after which there were three universities operating under TUG. The cost of sales of the Wintown Group amounted to RMB22.9 million (US$3.6 million) and RMB64.0 million (US$10.0 million) for the three months and nine months ended September 30, 2011, respectively.

ELG’s gross profit margin decreased by 12.6 percentage points, from 81.2% in the third quarter of 2010 to 68.6% in the third quarter of 2011. The decrease was due to the increase in equipment sales, which has a low margin. TUG’s gross profit margin was 35.0% for the third quarter of 2011 as compared to 23.3% for the same period of 2010. The increase was due to economies of scale and improved efficiency of FTBC and LJC, which was slightly offset by the lower gross profit margin of HIUBC with higher affiliation fee split to the associated university and higher amortization of intangibles.

Selling and marketing expenses decreased from RMB1.7 million in the first three quarters of 2010 to RMB1.0 million (US$0.2 million) in the first three quarters of 2011. Selling and marketing expenses decreased from RMB0.4 million in the third quarter of 2010 to RMB0.3 million (US$0.04 million) in the third quarter of 2011. The decrease was due to the reduction in sales and marketing activities in the ELG business segment.

General and administrative expenses increased by 23.7% and 49.8% to RMB24.5 million (US$3.8 million) and RMB78.5 million (US$12.3 million) in the three months and nine months ended September 30, 2011 as compared to the same periods last year. The increase was mainly due to the acquisition of Wintown in August 2010. In addition, the Company granted new restricted shares to the independent directors and staff in the second quarter of 2011. Share -based compensation increased from RMB1.9 million and RMB6.1 million for the three months and nine months ended September 30, 2010 to RMB2.0 million (US$0.3 million) and RMB7.3 million (US$1.1 million) for the three months and nine months ended September 30, 2011, respectively.

The last tranche of the consideration for acquiring Wintown amounting to RMB70.1 million (US$11.0 million) was settled in the third quarter of 2011. The amount was less than the contingent consideration recorded by the Company resulting in a gain of RMB8.6 million (US$1.3 million) for the third quarter of 2011.

Interest income increased from RMB10.1 million in the first three quarters of 2010 to RMB12.4 million (US$1.9 million) in the first three quarters of 2011. Interest income increased from RMB3.7 million in the third quarter of 2010 to RMB4.3 million (US$0.7 million) in the third quarter of 2011. The increase was due to the increase in the amount of the Company’s term deposits and increase in the interest rate.

Interest expense increased from RMB10.6 million in the first three quarters of 2010 to RMB12.7 million (US$2.0 million) in the first three quarters of 2011. Interest expense increased from RMB4.1 million in the third quarter of 2010 to RMB5.0 million (US$0.8 million) in the third quarter of 2011. Interest expense was mainly associated with the loan of the TUG to finance the construction of the campus. The increase was due to the increase in the corresponding bank loan.

Overall, profit before income tax and loss in equity investments increased from RMB134.2 million in the nine months ended September 30, 2010 to RMB162.9 million (US$25.5 million) in the nine months ended September 30, 2011, an increase of 21.4%. Profit before income tax and loss in equity investments increased from RMB49.8 million in the three months ended September 30, 2010 to RMB60.3 million (US$9.4 million) in the three months ended September 30, 2011, an increase of 21.1%. The increase for both periods was mainly due to the increase in revenue.

The Company recorded a loss in equity investments amounting to nil million in the first three quarters of 2011 compared to a loss of RMB0.09 million in the first three quarters of 2010. The Company recorded a loss in equity investments amounting to nil million in the third quarter of 2011 compared to a loss of RMB0.03 million in the third quarter of 2010.

Income taxes increased by 15.3% from RMB27.5 million in the first three quarters of 2010 to RMB31.7 million (US$5.0 million) in the first three quarters of 2011. Income taxes increased by 19.2% from RMB7.8 million in the third quarter of 2010 to RMB9.3 million (US$1.5 million) in the third quarter of 2011. The increase for both periods was due to the increase in tax rate for the TUG from 15% to 25% after the expiration of the western development preferential policy in 2011.

The Company disposed of its entire 60% stake in QPU on September 30, 2011. The operations of QPU were classified as discontinued operations. The Company recorded a loss from discontinued operations amounting to RMB1.7 million (US$0.3 million) in the first three quarters of 2011 compared to a gain of RMB0.1 million in the first three quarters of 2010. The Company recorded a loss from discontinued operations amounting to RMB0.7 million (US$0.1 million) in the third quarter of 2011 compared to a gain of RMB0.1 million in the third quarter of 2010. The Company also recorded a gain of RMB1.7 million (US$0.3 million) for the disposal of the discontinued operations in the third quarter of 2011.

Noncontrolling interest amounted to RMB0.6 million (US$0.1 million) for the nine months ended September 30, 2011 as compared to RMB1.4 million for the nine months ended September 30, 2010. Noncontrolling interest amounted to RMB0.2 million (US$0.03 million) for the three months ended September 30, 2011 as compared to RMB0.6 million for the three months ended September 30, 2010.

Net income attributable to the Company increased by 24.1% to RMB130.6 million (US$20.4 million) in the nine months ended September 30, 2011 from RMB105.2 million in the nine months ended September 30, 2010. Net income attributable to the Company increased by 24.6% to RMB51.7 million (US$8.1 million) in the three months ended September 30, 2011 from RMB41.5 million in the three months ended September 30, 2010.

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

Liquidity and Capital Resources

The following is a summary of the key items from the consolidated balance sheets.

			As of
	As of		December 31,
	September 30, 2011		2010
	(millions)		(millions)
	RMB	US$	RMB
Cash and cash equivalents	482.3	75.4	244.4
Term deposits	605.0	94.5	704.0
Subtotal	1,087.3	169.9	948.4
Accounts receivable	53.1	8.3	59.4
Inventory	1.0	0.2	1.0
Prepaid expenses and other current assets	28.7	4.5	48.2
Total current assets	1,179.3	184.3	1,067.4
Total assets	3,019.6	471.8	2,894.2

Cash and cash equivalents balances increased from RMB244.4 million as at December 31, 2010, to RMB482.3 million (US$75.4 million) as at September 30, 2011. The increase was mainly due to the receipt of tuition fees from students at the beginning of the current academic year. On a voluntary and proactive basis, the Audit Committee of the Company has engaged FTI Consulting Inc., a third party service provider, to conduct an independent review of the Company’s cash balances in order to provide greater comfort to the marketplace. The review has not been completed as at November 9, 2011.

There was net cash from operating activities of RMB352.2 million (US$55.0 million) for the nine months ended September 30, 2011 as compared to net cash from operating activities of RMB362.4 million for the nine months ended September 30, 2010. The universities under the TUG enroll students at the beginning of an academic year and collect most of the tuition and other fee in September as well as the subsequent months every year. For the remainder of the academic year, the TUG would have a net cash outflow. There was a cash outflow of RMB21.4 million (US$3.3 million) associated with non-current deposits in the first three quarters of 2011 whereas there was a cash inflow of RMB5.4 million from reduction of non-current deposits the first three quarters of 2010. Prepaid expenses and other current assets decreased by RMB29.0 million (US$4.5 million) in the first three quarters of 2011 whereas prepaid expenses and other current assets increased by RMB3.6 million in the first three quarters of 2010. Revenue is recognized ratably throughout the periods services are provided, but payments may be received ahead of or behind the revenue being recognized. Payments received before recognition of revenue are recorded as deferred revenue while payments not received at the time goods and service have been provided are recorded as accounts receivable. For revenue related to project sales, the timing of payments depend upon the terms of the contracts.

Net cash used in investment activities in the nine months ended September 30, 2011 was RMB11.7 million (US$1.8 million), mainly reflect the cash outflow of RMB43.6 million (US$6.8 million) for the purchase and construction of fixed assets and a cash outflow of RMB43.5 million (US$6.8 million) for prepayment for construction projects, which was offset by a net transfer from term deposit of RMB99.0 million (US$15.5 million). For the nine months ended September 30, 2010, there was a net transfer to term deposit of RMB93.0 million and purchase of subsidiary of RMB374.4 million, which resulted in a cash outflow of RMB505.0 million for the period.

Net cash used in financing activities in the first three quarters of 2011 was RMB102.6 million (US$16.0 million) as compared to a net cash from financing activities of RMB219.9 million in the first three quarters of 2010. RMB30.8 million (US$4.8 million) was used to repurchase shares in the market in the second quarter of 2011 and RMB70.1 million (US$11.0 million) was used to pay the deferred consideration for the acquisition of Wintown.  New shares were issued in the first three quarters of 2010 to investors to finance future acquisition of the TUG, with proceeds of RMB233.0 million.

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

Total assets at September 30, 2011 amounted to RMB3,019.6 million (US$471.8 million), an increase of 4.3%, when compared to the total assets of RMB2,894.2 million at December 31, 2010. Total current assets increased by 10.5% to RMB1,179.3 million (US$184.3 million) at September 30, 2011.

Accounts receivable decreased from RMB59.4 million as of December 31, 2010 to RMB53.1 million (US$8.3 million) at September 30, 2011. Most of the business partners are long term customers and settle their accounts promptly. All accounts receivable are reviewed regularly and provisions have been made for any balances that are disputed or doubtful.

Inventory, mainly made up of satellite transmission and receiving equipment, amounted to RMB1.0 million (US$0.2 million) at September 30, 2011.

Prepaid expenses and other current assets decreased from RMB48.2 million as at December 31, 2010 to RMB28.7 million (US$4.5 million). The decrease was mainly due to the changes in the deposits paid by the TUG.

As at September 30, 2011, the Company had total bank borrowings of RMB260.8 million (US$40.8 million). RMB190.8 million (US$29.8 million) of the bank borrowings expiring within one year are secured by a pledge of certain land use rights and buildings, the entitlement to accommodation income of the student apartments and guarantees given by certain individuals. The remaining RMB70.0 million (US$10.9 million) of the bank loan expiring over one year is secured by the guarantees provided by CQEG, CQCMG and Hai Lai. In consideration of the guarantees provided by CQEG, the entitlement to tuition fee of FTBC and a deposit of RMB1 million paid to CQEG were used as securities. In consideration of the guarantees provided by CQCMG, a deposit of RMB0.75 million paid to CQCMG was used as securities.

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

     Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on September 30, 2011, the exchange rate between the RMB and the U.S. dollar was RMB6.4 to US$1.

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

     We recognized a foreign exchange loss of approximately RMB0.4 million (US$0.06 million) and RMB1.0 million (US$0.16 million) for the three months and nine months ended September 30, 2011, respectively. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

     We have a long history of investing excess cash under a conservative corporate policy that only allows investments in bank fixed deposits, with preservation of capital and liquidity as the primary objectives. For the three months and nine months ended September 30, 2011, we recorded an interest income of RMB4.3 million (US$0.7 million) and RMB12.4 million (US$1.9 million) respectively. Any significant changes in interest rate might have an adverse effect on this interest income.

     We have short-term and long-term debt amounting to RMB260.8 million (US$40.8 million) as of September 30, 2011. Interest paid in the three months and nine months ended September 30, 2011 was RMB5.0 million (US$0.8 million) and RMB12.7 million (US$2.0 million) respectively. Any significant changes in interest rate might have an adverse effect on interest expense. There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2010 Annual Report on Form 10-K.

Inflation

     There have been no material changes associated with the impact of inflation from that previously disclosed in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, the Company's disclosure controls and procedures were not effective to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the identification of the following material weaknesses in our internal controls discussed in “ Management’s Annual Report on Internal Control Over Financial Reporting ” included in our 2010 annual report on Form 10-K/A:
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

 Item 1A. Risk Factors.

There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on September 2, 2011.

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

CHINACAST EDUCATION CORPORATION
(Registrant)

Date: November 9, 2011	By:	/s/ Ron Chan Tze Ngon
	Name:	Ron Chan Tze Ngon
	Title:	Chairman of the Board,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Antonio Sena
	Name:	Antonio Sena
	Title:	Chief Financial Officer and
Secretary (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.