Form 10-K/A
period 2010-12-31
CHINACAST EDUCATION CORP
filed 2012-02-08
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 2

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

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 11, 2011 was 49,778,952

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 2 to our Annual Report on Form 10-K for ChinaCast Education Corporation (“CEC”), as initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Original Report”), as amended on September 2, 2011. CEC is filing this Amendment for the purpose of 1) amending and supplementing Part I, Item 1, “Business” and Item 1A “Risk Factors,” Part II, Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis Of Financial Condition and Results Of Operation,” Item 8 “ITEM 8. Financial Statements and Supplementary Data” and Item 9A “Controls and Procedures,” and Part III, Item 11. “Executive Compensation “ and Part IV, Item 15. “Exhibits, Financial Statement Schedules.” of the Original Report, and 2) restating, for the correction of an error related to the accounting for a prepaid service fee as discussed in Note 27, under the caption “Second Restatement”, our audited consolidated financial statements and disclosures as well as our annual report on the internal control over financial reporting as a result of our reassessment of a material weakness in internal control over financial reporting for the fiscal year ended December 31, 2010. In addition, Note 27 discusses the restatement for the reclassification of cash flows related to the capital contribution by a non-controlling shareholder, disclosed in Amendment No. 1 to our Annual Report filed on September 2, 2011, under the caption “First Restatement”. All other items presented in the Original Report are unchanged. This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report and CEC’s other filings with the SEC.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto.

i

CHINACAST EDUCATION CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2010

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS	2
ITEM 1A. RISK FACTORS	12

PART II	25
ITEM 6. SELECTED FINANCIAL DATA	25
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9A. CONTROLS AND PROCEDURES	37

PART III	41
ITEM 11. EXECUTIVE COMPENSATION	41

PART IV	52
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	52
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-23.1
EX-31.1
EX-31.2
EX-32.1

ii

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K/A, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K/A is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

PART I.

ITEM 1. BUSINESS

General

ChinaCast Education Corporation, its subsidiaries, and its variable interest entity (“VIE”) (collectively, the “Company” or the “Group”), is a leading post-secondary education and e-Learning services provider in China. The Company provides post-secondary degree and diploma programs through its three universities in China: The Foreign Trade and Business College of Chongqing Normal University, the Lijiang College of Guangxi Normal University and the Hubei Industrial University Business College. These universities offer fully accredited, career-oriented bachelor's degree and diploma programs in business, economics, law, IT/computer engineering, hospitality and tourism management, advertising, language studies, art and music. The Company provides its e-Learning services to post-secondary institutions, K-12 schools, government agencies and corporate enterprises via its nationwide satellite/fiber broadband network. These services include interactive distance learning applications, multimedia education content delivery, and vocational training courses. CEC is listed on NASDAQ Global Select Market with the ticker symbol CAST.

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

The TUG offers products and services to customers under one principal business line:

•
Universities — FTBC, LJC and HIUBC are independent private residential universities affiliated with Chongqing Normal University,Guangxi Normal University and Hubei Industrial University respectively. With a total of over 32,000 on campus students, our three universities offer four-year bachelor’s degree and three-year diploma programs in finance, economics, trade, tourism, advertising, IT, music, foreign languages, tourism, hospitality, computer engineering, law and art, all of which are fully accredited by the Ministry of Education.

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

The Company provided its satellite related services through the CCLX and CCLBJ in the past through various contractual arrangements. Prior to December 2010, CC LX was owned by Li Wei (10%) and CCL (90%). Then, after our ex-chairman, Mr. Yin Jian Ping resigned and disposed of his stake in the Company, Mr. Yin, wanted his company, CCL, to focus on its own development. Accordingly, CCL terminated its arrangements with us and at our direction transferred its legal ownership in CCLX in December 2010 to the following  employees of the Company who then became the legal owners of record of CCL:  40% to Li Wei, 30% to  Jiang Xiang Yuan and 20% to Zhang Li Wen (the “CCLX Shareholders”). Accordingly, after such transfer by CCL , CCLX was held 50% by Li Wei, 30% by Jiang Xiang Yuan and 20% by Zhang Li Wen.

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

The CCL Technical Service Agreement and Equity Pledge agreement were terminated in 2010. On December 31, 2010, CCTSH, CCLX and CCL entered into a Service Agreement (the "Service Agreement") under which CCL will assist CCLX to renew the VSAT license for the next ten years. CCL was included as a party to the Service Agreement to minimize the risk that we would not be able to renew our VSAT license. CCL and Mr. Yin were parties responsible for the application for the existing VSAT license, and they have abundant experience with maintaining and renewing the VSAT license along with good relationships with the Ministry of Industry and Information Technology. The VSAT License is critical to the Company's E-learning and training services. Without the license, the Company is not allowed to conduct its business through satellite in China.  Prior to December 31, 2010, the license was renewed each year with the assistance from CCL.  In consideration of CCL's service in assisting the Company to obtain the renewal of the license, the Company shall pay an annual service fee to CCL in the amount of RMB 8.1 million during the service term of the Service Agreement and the RMB60 million remaining balance of the noncurrent advance, after deducting the purchase price of NCI in CCLX, will be used as a prepayment for this service. However, the annual renewal of VSAT license needs to be approved by a government agency and the result is not under the control of either CCL or CCLX, and CCLX undertakes to CCL in the Service Agreement that it will not take back nor recover any amount of the prepayment even though it subsequently does not require the service of CCL during the entire service term.

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

This structure offers us effective control over FTBC, LJC and HIUBC. Another commonly accepted structure in connection with foreign investment to education is contractual control structure through a VIE, similar to the structure between CCT Shanghai, CCLX and its shareholders. Compared to the VIE structure, our structure can offer us more protection and legally allow our subsidiaries to distribute dividends to us. See Risk Factors titled “The education sector, in which all of our businesses are conducted, and the telecommunication sector, upon which we are heavily reliant, each are subject to extensive regulation in China, and our ability to conduct business is highly dependent on our compliance with these regulatory frameworks,” and “Because our wholly-owned subsidiaries in China are considered foreign-invested, these subsidiaries may be considered ineligible to acquire the holding companies of FTBC, LJC and HIUBC and to indirectly obtain education licenses and permits in China and if they are deemed ineligible we may not be able to consolidate the financial results of our brick-and-mortar schools.” which addesses the risks involved with diect owneship.

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

We do not have land use rights for parcels of land occupied by HIUBC and may not be able to obtain the building ownership certificates to the buildings on the land, may be subject to fines and accordingly may need to find alternative locations for our schools.

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

If the PRC government finds that the contractual agreements that establish the structure for operating our VSAT business in China do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in such operations.

Current PRC laws and regulations place certain restrictions on foreign investments in VSAT business. Specifically, foreign ownership in an value-added telecommunication service provider, which include VSAT business, may not exceed 50%. Therefore, we conduct our VAST business through contractual control arrangement with our VIE entity in the PRC, CCLX, and its shareholders. Our contractual arrangement with CCLX and its shareholders enables us to exercise effective control over this entity and hence treat it as our consolidated affiliated entity and consolidate its results. For a detailed discussion of these contractual arrangements, see “Corporate Structure.”

We cannot assure you, however, that we will be able to enforce these contracts. Although we believe we are in compliance with current PRC regulations, we cannot assure you that the PRC government would agree that these contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations. If the PRC government determines that we do not comply with applicable laws and regulations, it could adopt the following measures to deal with such non-compliance:

•         impose fines or other monetary penalties on CCLX or CCT Shanghai;

•         revoke the business and operating licenses of CCLX and CCT Shanghai;

•         require CCLX and CCT Shanghai to discontinue or restrict their operations;

•         impose conditions or requirements with which we, CCLX or CCT Shanghai may not be able to comply;

•         require us, CCLX and CCT Shanghai to restructure our operating structure and operations; or

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with our affiliated consolidated entity in China and its shareholders, for our VSAT business operation, which may not be as effective in providing operational control or enabling us to derive economic benefits as through ownership of controlling equity interest.

We rely on and expect to continue to rely on contractual control arrangement with CCLX and its respective shareholders to operate our VSAT business. These contractual arrangements may not be as effective in providing us with control over CCLX as ownership of controlling equity interests would be in providing us with control over, or enabling us to derive economic benefits from the operations of, CCLX. If we had direct ownership of CCLX, we would be able to exercise our rights as a shareholder to (i) effect changes in its board of directors, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level, and (ii) derive economic benefits from the operations of CCLX by causing it to declare and pay dividends. However, under the current contractual arrangements, as a legal matter, if CCLX or any of its shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of CCLX were to refuse to transfer their equity interests in CCLX to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations.

If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) CCLX or its shareholders terminate the contractual arrangements or (iii) CCLX or its shareholders fail to perform their obligations under these contractual arrangements, our VSAT business operation in China would be materially and adversely affected.

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

We may not be able to make significant changes to the courses offered by the universities without the support of the affiliated universities.

While we have effective control over FTBC, LJC and HIUBC, pursuant to the affiliation agreements between FTBC, LJC and HIUBC and their respective affiliated university, the affiliated universities are entitled to appoint directors with aggregate voting rights of under 50%, to the board of FTBC, LJC and HIUBC. The respective affiliated universities have significant influence related to establishment of any major or department, college development directions and daily education and administrative activities. Accordingly, for example, ChinaCast is unable to make significant changes to the courses offered by the universities without the support of the affiliated universities.

Our distance learning business will be materially and adversely affected If CCLX fails to renew its VSAT license.

With its VSAT license, CCLX is licensed under PRC laws to provide value-added satellite broadband services in the PRC. CEC provides technical services to CCLX and relies on CCLX to provide the satellite network infrastructure for the distance learning services. The VSAT license has to be renewed annually. If CCLX fails or is unable to renew the VSAT license, our distance learning service, which relies on the satellite operation, would be materially and adversely affected. If CCLX does not comply with the restrictions and conditions imposed by PRC authorities to maintain the VSAT licenses, the VSAT license could be suspended or revoked or the renewal of the VSAT license could be rejected or delayed.

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

Notwithstanding the above, the fundamental purpose of the pledge agreement is to fortify any breach of the contractual agreements by CCLX and its shareholders, and to compensate any losses incurred by CCT Shanghai that are caused by such breach. CCT Shanghai has entered into exclusive option agreements with CCLX and its shareholders, pursuant to which CCT Shanghai can acquire 100% of the equity interest of CCLX from the CCLX’s shareholders when it is permissible for VSAT business to have 100% foreign investment, or CCT Shanghai’s designated party can acquire 100% of the equity interest of CCLX from the CCLX’s shareholders at any time and from time and time.

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

Our continued success is largely dependent on the continued services of our key management personnel, as well as those of CCLX, and on our ability to identify, recruit, hire, train and retain qualified employees for technical, marketing and managerial positions. The loss of the services of certain of our or CCLX’s key personnel, including Messrs. Chan and Li, without adequate replacement, could have an adverse effect on us. Each of these individuals played significant roles in developing and executing our overall business plan, maintaining customer relationships and proprietary technology systems and maintaining relationships with the relevant PRC regulatory authorities. While none is irreplaceable, the loss of the services of any would be disruptive to our business. Competition for qualified personnel in Chinese telecommunications and Internet-related markets is intense. As a result, we may have difficulty attracting and retaining them.

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

We and our independent registered public accounting firm, in connection with the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2010, have identified the following material weaknesses in our internal control over financial reporting:

1.	Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process.
2.	Lack of contemporaneous documentation of certain decisions made by the Board of Directors.
3.	Accounting for the prepaid service fee - During 2011, the Company reinterpreted its position related to the evaluation of the contractual requirements for a non-current advance referred to as the prepaid service fee. As a result of that process, the company concluded it lacked adequate and effective controls to ensure all contractual requirements as well as relevant accounting guidance were considered in determining the appropriate accounting for the prepaid service fee. This material weakness contributed to the restatement to the previously reported consolidated financial statements for the year ended December 31, 2010, as discussed in Note 27 to the consolidated financial statements under the caption "Second Restatement."

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

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi, and current and future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any of our business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including share repurchases, direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Chinese foreign exchange controls may limit our ability to utilize CEC’s revenues effectively and receive dividends and other payments from our Chinese subsidiaries.

All our directly owned subsidiaries in China, including ChinaCast Technology (Shanghai) Limited (“CCT Shanghai”), CBET, Ru Bao, SHXJ and YPSH (the “WFOEs”), are subject to Chinese rules and regulations on currency conversion. The Chinese government regulates the conversion of the Chinese RMB into foreign currencies. Currently, foreign investment enterprises, including the WFOEs, are required to apply for authority (renewed annually) to open foreign currency accounts governing conversion for current account transactions, including payment of dividends, but not for capital items such as direct investments, loans, and issuances of securities, some of which may be effected with governmental approval, while others require authorization.

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

Our PRC counsel has opined that CEC’s performance under the technical services agreement with CCLX complies with applicable Chinese laws and regulations, and CEC complies with PRC laws and regulations to the extent that its services are technical services. However, the PRC regulatory authorities are entitled to examine and reevaluate our licenses at any time upon their initiatives or following orders of the higher-level authorities and we must comply with the then prevailing standards and regulations which may change from time to time. PRC regulatory authorities may view CEC as not being in compliance with applicable PRC laws and regulations, including but not limited to restrictions on foreign investments in the value-added telecommunication business. If:

•	Chinese authorities deem CEC’s corporate activities as violating applicable Chinese laws and regulations (including restrictions on foreign investments);

•	Chinese regulatory authorities change applicable laws and regulations or impose additional requirements and conditions with which CEC is unable to comply;

•	CEC is found to violate any existing or future Chinese laws or regulations; or

•	CEC is found to have undergone a change of control (which may be deemed to include a change in the management of CEC/the departure of certain officers of CEC ).

the relevant Chinese authorities would have broad discretion to deal with such a violation by levying fines, suspending or revoking business license(s) failing for renew or delaying the renewal of our licenses, requiring us to restructure CEC’s ownership or operations, and requiring CEC’s and/or CCLX to discontinue some or all of their businesses. Any of these actions will materially adversely affect our business.

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

If FTBC, LJC or HIUBC is unable to pass verification examination with the Ministry of Education before March 31, 2013, we may not be able to consolidate the financial results of these brick-and-mortar colleges.

FTBC, LJC and HIUBC are all independent colleges under the PRC regulations, and the government authority in charge of administration of independent college is the Ministry of Education. The Ministry of Education issued the Rules on Establishment and Administration of Independent Colleges on February 22, 2008, which became effective on April 1, 2008, pursuant to which the independent colleges established before April 1, 2008 shall do restructuring works in order to comply with conditions and standards prescribed in the rules for independent colleges, subject to verification and examination by the Ministry of Education, and only independent college passing such verification examination before March 31, 2013 can obtain updated license to continue operation. All of FTBC, LJC and HIUBC were established before April 1, 2008, so have to go through such restructuring works. Following acquisitions of FTBC, LJC and HIUBC, we have been actively coordinating with the affiliated universities of FTBC, LJC and HIUBC to cause FTBC, LJC and HIUBC do such restructuring works in order to comply with conditions and standards set forth in the rules, and we believe that each of FTBC, LJC and HIUBC will comply with such conditions and standards. Currently, each of FTBC, LJC and HIUBC plans to initiate the verification process immediately, and expect to complete examination by the end of 2012.

However, we cannot assure you that each of FTBC, LJC and HIUBC can complete such examination in due course. In the event that any of FTBC, LJC and HIUBC is unable to pass such examination before March 31, 2013, any of them will not obtain update license to operate, and we may have to close the respective college that does not pass the examination, which will cause significant disruption to our business operations or render us unable to conduct all or a substantial portion of our business operations, and may materially and adversely affect our business, financial condition and results of operations. For the year ended December 31, 2010, revenue attributable to FTBC accounted for 27.2% of the Group’s revenue. For the year ended December 31, 2010, revenue attributable to LJC accounted for 23.7% of the Group’s revenue. For the year ended December 31, 2010, revenue attributable to HIUBC accounted for 8.3% of the Group’s revenue.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis or Plan of Operation” of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. The information presented in the following tables has been adjusted to reflect the restatements of our financial results which are more fully described in Note 27 of the consolidated financial statements included in this Form 10-K/A. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2010 (As Restated)	2009	2008	2007	2006
	(Amounts in thousands of RMB except share and per share data)
Selected Consolidated Statements of Operations Data:
Revenue	514,011	346,547	282,614	183,496	174,119
Cost of revenues	(267,392)	(147,501)	(126,852)	(79,802)	(89,390)
Gross profit	246,619	199,046	155,762	103,694	84,729
Total operating expenses, net	(78,665)	(69,039)	(68,117)	(42,511)	(36,433)
Income from continuing operations	131,827	98,264	71,209	69,151	30,097
(Loss) income from discontinued operations	1,280	1,154	(21,025)	(7,020)	(2,250)
Net income	133,107	97,418	50,184	62,131	27,847
Noncontrolling interest	(1,454)	(7,339)	(7,517)	(3,472)	(8,143)
Net income attributable to the Company	131,653	92,079	42,667	58,659	19,704

Net income from continuing operations attributable to the Company per share:
Basic	2.70	2.46	2.08	2.37	1.44
Diluted	2.67	2.45	2.06	2.35	1.23
Income (loss) from discontinued operations attributable to the Company per share:
Basic	0.03	0.03	(0.68)	(0.26)	(0.27)
Diluted	0.03	0.03	(0.68)	(0.25)	(0.23)
Net income attributable to the Company per share:
Basic	2.73	2.49	1.40	2.21	1.17
Diluted	2.70	2.48	1.38	2.10	1.00

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	244,403	327,645	220,131	138,610	278,067
Term deposits	704,000	507,000	369,000	596,768	442,921
Total assets	2,954,032	2,273,149	1,499,159	950,714	940,579

We adopted authoritative pronouncement issued by Financial Accounting Standards Board ("FASB") regarding accounting for uncertainty in income taxes on January 1, 2007, prospectively.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2010 and 2009. We believe this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements, as restated, appearing elsewhere in this report.

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

	Three Months Ended
	December 31, 2010	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	(As Restated)	2010	2010	2010	2009	2009	2009	2009
	(Amounts in thousands of RMB except share and per share data)
Selected quarterly operating results
Revenues	169,886	125,119	110,645	108,361	112,091	82,185	75,754	76,517
Cost of revenues	(102,847)	(64,190)	(52,136)	(48,219)	(58,021)	(30,343)	(28,932)	(30,205)
Gross profit	67,039	60,929	58,509	60,142	54,070	51,842	46,822	46,312
Total operating expenses, net	(33,684)	(10,782)	(15,471)	(18,728)	(26,414)	(13,363)	(11,528)	(17,735)
Income from continuing operations	25,161	42,100	33,010	31,556	17,043	29,780	28,596	22,845
Income (loss) from discontinued operations	1,280	-	-	-	2,595	(388)	(449)	(604)
Net income	26,441	42,100	33,010	31,556	19,638	29,392	28,147	22,241
Noncontrolling interest	(27)	(559)	(434)	(434)	(394)	(2,036)	(2,350)	(2,559)
Net income (loss) attributable to the Company	26,414	41,541	32,576	31,122	19,244	27,356	25,797	19,682
Net income from continuing operations attributable to the Company per share:
Basic	0.50	0.83	0.69	0.68	0.42	0.77	0.73	0.57
Diluted	0.49	0.82	0.69	0.67	0.43	0.77	0.73	0.57
Income (loss) income from discontinued operations attributable to the Company per share:
Basic	0.03	-	-	-	0.06	(0.01)	(0.01)	(0.02)
Diluted	0.03	-	-	-	0.06	(0.01)	(0.01)	(0.02)
Net income attributable to the Company per share:
Basic	0.53	0.83	0.69	0.68	0.48	0.76	0.72	0.55
Diluted	0.52	0.82	0.69	0.67	0.48	0.75	0.72	0.55

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Item 8 — Financial Statements and Supplementary Data.

Restatements

The following discussion and analysis of our financial condition and results of operations incorporates the amounts reflected in our restated consolidated financial statements and disclosures for the fiscal year ended December 31, 2010 as discussed in the Explanatory Note immediately preceding Part 1, Item 1 and Note 27, Restatements of Financial Statements of the Notes to Consolidated Financial Statements in Part II, Item 8.

Information Regarding Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements set forth commencing on page F-1 of this annual report, as revised for the effect of the restatements discussed in Note 27 Restatements of Financial Statements. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Risk Factors” and elsewhere in this registration statement, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Overall, profit before income tax and loss in equity investments increased from RMB131.1 million (US$19.3 million) in 2009 to RMB170.5 million (US$25.8 million) in 2010, a increase of 31.3%. The increase was mainly due to the increase in business in the TUG segment.

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

Net Income attributable to the Company amounted to RMB131.7 million (US$10.9 million) in 2010 compared to RMB92.1 million (US$13.5 million) in 2009.

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

  Total assets at the end of 2010 amounted to RMB2,954.2 million (US$447.6 million). In 2009, total assets was RMB2,273.9 million (US$334.4 million), an increase of 29.9%. Total current assets increased by 16.9% to RMB1,075.5 million (US$163.0 million).

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

Prepaid expenses and other current assets increased from RMB19.2 million (US$2.9 million) as at December 31, 2009 to RMB56.3 million (US$8.5 million). The increase was mainly due to the increase in deposits and prepayments for construction projects paid by LJC.

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

Note: The potential obligation up to RMB 90 million related to the Company's contingent consideration payment pursuant to the Wintown Enterprise acquisition is fair valued at RMB78.7 million as of December 31, 2010 and is recorded as other current liabilities. Such contingent consideration liability is not included in the above table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, financial statement schedule and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2009 and 2010 (As Restated).

3.	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2008, 2009 and 2010 (As Restated).

4.	Consolidated Statements of Changes in Equity for the years ended December 31, 2008, 2009 and 2010 (As Restated).

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010 (As Restated).

6.	Notes to Consolidated Financial Statements (As Restated).

7.	Schedule I (As Restated).

Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, as restated, Notes to Consolidated Financial Statements, as restated, and Financial Statement Schedule, as restated, which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information, as restated, is included elsewhere in this report and is incorporated into this Item 8.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective as of December 31, 2010 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the identification of the following material weaknesses in our internal controls discussed in “Management’s Annual Report on Internal Control Over Financial Reporting” :

1.	Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process.
2.	Lack of contemporaneous documentation of certain decisions made by the Board of Directors.
3.	Accounting for the prepaid service fee - During 2011, the Company reinterpreted its position related to the evaluation of the contractual requirements for a non-current advance referred to as the prepaid service fee. As a result of that process, the company concluded it lacked adequate and effective controls to ensure all contractual requirements as well as relevant accounting guidance were considered in determining the appropriate accounting for the prepaid service fee. This material weakness contributed to the restatement to the previously reported consolidated financial statements for the year ended December 31, 2010, as discussed in Note 27 to the consolidated financial statements under the caption "Second Restatement."

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted a comprehensive review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation which excluded Wintown and its subsidiaries as discussed in the paragraphs below, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

1.	Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process.
2.	Lack of contemporaneous documentation of certain decisions made by the Board of Directors.
3.	Accounting for the prepaid service fee - During 2011, the Company reinterpreted its position related to the evaluation of the contractual requirements for a non-current advance referred to as the prepaid service fee. As a result of that process, the company concluded it lacked adequate and effective controls to ensure all contractual requirements as well as relevant accounting guidance were considered in determining the appropriate accounting for the prepaid service fee. This material weakness contributed to the restatement to the previously reported consolidated financial statements for the year ended December 31, 2010, as discussed in Note 27 to the consolidated financial statements under the caption "Second Restatement."

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

Subtotals pertaining to Wintown and its subsidiaries, whose internal controls have not been assessed and their significance (in percentage) to the Consolidated Financial Statements of CEC (as restated), are set out below.

	Million RMB	%
Net assets (including goodwill and intangible assets acquired)	434.7	24%
Total assets (including goodwill and intangible assets acquired)	696.7	24%
Revenues	42.4	8%

I n addition, net loss of Wintown and its subsidiaries was approximately RMB4.0 million for the period from the date of acquisition to the end of 2010 and it represented 3% of net income of the Company (as restated).

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

Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report (as restated), which is included in this Annual Report on Form 10-K/A.

(c)       Report of Independent Registered Public Accounting Firm

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF

DIRECTORS AND SHAREHOLDERS OF CHINACAST EDUCATION CORPORATION

We have audited the internal control over financial reporting of ChinaCast Education Corporation, its subsidiaries and its variable interest entities (collectively, the "Company") as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wintown Enterprises Limited and its subsidiaries (collectively, "Wintown"), which were acquired on August 23, 2010.

Subtotals pertaining to Wintown and its subsidiaries, whose internal controls have not been assessed and their significance (in percentage) to the Consolidated Financial Statements of CEC (as restated), are set out below.

	Million RMB	%
Net assets (including goodwill and intangible assets acquired)	434.7	24%
Total assets (including goodwill and intangible assets acquired)	696.7	24%
Revenues	42.4	8%

In addition, net loss of Wintown and its subsidiaries was approximately RMB4.0 million for the period from the date of acquisition to the end of 2010 and it represented 3% of net income of the Company (as restated).

Accordingly, our audit did not include the internal control over financial reporting at Wintown.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (as revised), based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

1.	Lack of sufficient skilled resources in the finance team to meet the demands of rapidly expanded businesses which resulted in a delayed closing process.
2.	Lack of contemporaneous documentation of certain decisions made by the Board of Directors.
3.	Accounting for the prepaid service fee - During 2011, the Company reinterpreted its position related to the evaluation of the contractual requirements for a non-current advance referred to as the prepaid service fee. As a result of that process, the company concluded it lacked adequate and effective controls to ensure all contractual requirements as well as relevant accounting guidance were considered in determining the appropriate accounting for the prepaid service fee. This material weakness contributed to the restatement to the previously reported consolidated financial statements for the year ended December 31, 2010, as discussed in Note 27 to the consolidated financial statements under the caption "Second Restatement."

The material weaknesses were considered in determining  the nature, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 (September 2, 2011 as to the effects of the restatement discussed in Note 27 under the caption "First Restatement" and February 7, 2012 as to the effects of the restatement discussed in Note 27 under the caption "Second Restatement") expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to i) the restatements discussed in Note 27 and ii) the convenience translation of Renminbi amounts into United States dollar amounts in the financial statements.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, People's Republic of China

March 16, 2011 (February 7, 2012 as to the effects of the material weakness related to the accounting for the prepaid service fee as discussed in Management’s Report on Internal Control over Financial Reporting (as revised))

PART III.

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

2009 Executive Incentive Plan

On October 28, 2009, we adopted our 2009 Executive Incentive Plan (the "EIP"). The EIP is intended to form the basis for compensation of our executives (6 persons). Although the EIP relates to certain key performance targets for the Company for the 2009 year, the compensation related thereto is paid in 2010 as an additional incentive to such employees to remain with the Company.

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

2010 Executive Incentive Plan

On August 6, 2010, we adopted our 2010 Executive Incentive Plan (the "EIP"). The EIP is intended to form the basis for compensation of our executives (6 persons) and certain senior staff. Although the executives and senior staff are not aware of the precise performance targets that have been set, they know that the EIP is based on performance goals for the Company for the 2010 year. The EIP awards incentivize staff retention as the cash bonus and restricted stock are not paid until 2011.  If a staff member resigns or is terminated, the unpaid portions of the bonus and the unvested portion of the restricted shares are forfeited. The EIP serves less to incentivize performance during fiscal 2010 and more to incentivize staff retention thereafter.

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

44

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

45

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

46

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
48

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

Director Compensation

The following table summarizes compensation that our directors earned during 2010 for services as members of our Board and Board committees:

	Fees
	Earned or			All
	Paid in	Stock	Options	Other
	Cash	Awards	Awards	Compensation	Total
Name	(US$)	(US$)(1)	(US$)	(US$)	(US$)
Daniel Tseung	70,000	528,750	—	—	598,750
Justin Tang	70,000	528,750	—	—	598,750
Ned Sherwood	73,804	705,000	—	—	778,804

(1)	Valuation based on the dollar amount of restricted stock grants was based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718.
(2)	Mr. Daniel Tseung received a grant of 75,000 shares of restricted common stock on August 8, 2010, all of which are scheduled to vest on February 9, 2013 .
(3)	Mr. Justin Tang received a grant of 75,000 shares of restricted common stock on August 8, 2010, 25,000 of which vested on February 9, 2011, 25,000 of which will vest on February 9, 2012 and 25,000 of which are scheduled to vest on February 9, 2013.
(4)	Mr. Ned Sherwood received a grant of 100,000 shares of restricted common stock on August 6 , 2010, 10,000 of which vested on November 19, 2011, 30,000 of which will vest on November 19, 2012 and 60,000 of which are scheduled to vest on November 19, 2013.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following are filed with this Annual Report:

(1)	The financial statements listed on the Financial Statements Table of Contents.

(2)	Not applicable.

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	2007 Omnibus Securities and Incentive Plan

•	2009 Executive Incentive Plan

•	2010 Executive Incentive Plan

•	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon

•	Service Agreement, dated January 4, 2010, between the Company and Michael Santos

•	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena

•	Service Agreement, dated January 4, 2010, between the Company and Jim Ma

•	Service Agreement, dated January 4, 2010, between the Company and Li Wei

•	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan

(b)	The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)	Not applicable.

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

Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K/A:

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

10.27	Agreement with China Construction Bank* (23)

10.28	English Translation of Exclusive Technical Service Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, and ChinaCast Li Xiang Co., Ltd.

10.29	English Translation of Share Pledge Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Jiang Xiangyuan, and ChinaCast Li Xiang Co., Ltd.

10.30	English Translation of Exclusive Option Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Jiang Xiangyuan, and ChinaCast Li Xiang Co., Ltd.

10.31	English Translation of the Power Attorney, dated December 31, 2010 from Jiang Xiangyuan to ChinaCast Technology (Shanghai) Limited

10.32	English Translation of Share Pledge Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Li Wei, and ChinaCast Li Xiang Co., Ltd.

10.33	English Translation of Exclusive Option Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Li Wei, and ChinaCast Li Xiang Co., Ltd.

10.34	English Translation of the Power Attorney, dated December 31, 2010 from Li Wei to ChinaCast Technology (Shanghai) Limited

10.35	English Translation of Share Pledge Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Zhang Liwen, and ChinaCast Li Xiang Co., Ltd.

10.36	English Translation of Exclusive Option Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Zhang Liwen, and ChinaCast Li Xiang Co., Ltd.

10.37	English Translation of the Power Attorney, dated December 31, 2010 from Zhang Liwen to ChinaCast Technology (Shanghai) Limited
14.1	ChinaCast Education Corporation Code of Business Conduct and Ethics For Employees, Officers and Directors (11)

21.1	List of Subsidiaries, filed previously

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Insider Trading Policy (12)

*	Summary translation filed as an exhibit. The agreement is in Chinese and the version executed by the Company is in Chinese

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(5)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008

(10)
Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on December 18, 2007 filed with the Securities and Exchange Commission on November 28, 2007

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2009

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2010

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2010

(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 2, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION

By:
Dated: February 7, 2012		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ron Chan Tze Ngon his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 7, 2012	By:
		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: February 7, 2012	By:
		Name:	Antonio Sena
		Title:	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

Dated: February 7, 2012	By:
		Name:	Michael Santos
		Title:	Director

Dated: February 7, 2012	By:
		Name:	Daniel Tseung
		Title:	Director

Dated: February 7, 2012	By:
		Name:	Derek Feng
		Title:	Director

Dated: February 7, 2012	By:
		Name:	Ned Sherwood
		Title:	Director

Dated: February 7, 2012	By:
		Name:	Stephene Markscheid
		Title:	Director

Dated: February 7, 2012	By:
		Name:	Douglas Woodrum
		Title:	Director

CHINACAST EDUCATION CORPORATION

Report of Independent Registered Public Accounting Firm
and Consolidated Financial Statements
For the years ended December 31, 2008, 2009 and 2010

CHINACAST EDUCATION CORPORATION

F-1

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

As discussed in Note 27 to the consolidated financial statements, the accompanying 2010 financial statements have been restated for the correction of errors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 (February 7, 2012 as to the effects of the material weakness related to the accounting for the prepaid service fee, as discussed in Management’s Report on Internal Control over Financial Reporting (as revised)) which report expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, People's Republic of China

March 16, 2011 (September 2, 2011 as to the effects of the restatement discussed in Note 27 under the caption “First Restatement” and February 7, 2012 as to the effects of the restatement discussed in Note 27 under the caption “Second Restatement”)

F-2

CHINACAST EDUCATION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	As of December 31,
	2009	2010	2010
	RMB	RMB	US$
		(As Restated)	(As Restated)
Assets

Current assets:
Cash and cash equivalents	327,628	244,403	37,031
Term deposits	507,000	704,000	106,667
Accounts receivable, net of allowance for doubtful accounts of nil as of December 31, 2009 and 2010	53,828	59,420	9,003
Inventory	1,386	993	150
Prepaid expenses and other current assets	19,178	56,321	8,533
Amounts due from related parties	6,388	3,438	521
Deferred tax assets - current	1,010	2,972	450
Assets held for sale	34	-	-
Current portion of prepaid lease payments for land use right	3,246	3,986	604
Total current assets	919,698	1,075,533	162,959
Non-current deposits and prepayments	14,550	59,130	8,959
Property and equipment, net	516,938	763,926	115,746
Prepaid lease payments for land use rights - non-current	144,818	177,544	26,901
Acquired intangible assets, net	71,286	100,816	15,275
Long-term investments	3,101	3,000	455
Non-current advances to related party	99,727	-	-
Goodwill	503,771	774,083	117,285
Total assets	2,273,889	2,954,032	447,580

Liabilities and equity

Current liabilities:
Accounts payable (including accounts payable of the consolidated VIE without recourse to ChinaCast
Education Corporation of RMB719 and RMB1,635 as of December 31, 2009 and December 31, 2010, respectively)	16,061	48,602	7,364
Accrued expenses and other current liabilities (including accrued expenses and other liabilities of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB16,740 and RMB17,502 as of December 31, 2009 and December 31, 2010, respectively)	214,316	279,973	42,420
Deferred revenues	156,645	262,824	39,822
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to ChinaCast Education
Corporation of RMB2,293 and RMB4,844 as of December 31, 2009 and December 31, 2010, respectively)	68,731	99,461	15,070
Current portion of long-term bank borrowings(including current portion of long-term bank borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	104,400	170,000	25,758
Current portion of capital lease obligation (including current portion of capital lease obligation of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	1,323	-	-
Other borrowings(including other borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	200	1,500	227
Liabilities held for sale	1,315	-	-
Total current liabilities	562,991	862,360	130,661
F-3

CHINACAST EDUCATION CORPORATION

CONSOLIDATED BALANCE SHEETS - continued
(In thousands, except share-related data)

	As of December 31,
	2009	2010	2010
	RMB	RMB	US$
		(As Restated)	(As Restated)
Long-term bank borrowings(including long-term bank Borrowings of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	134,000	90,000	13,636
Deferred tax liabilities - non-current(including deferred tax liabilities – non-current of the consolidated VIE without recourse to ChinaCast Education Corporation of nil as of December 31, 2009 and December 31, 2010)	30,923	51,503	7,803
Unrecognized tax benefits - non-current (including unrecognized tax benefits of the consolidated VIE without recourse to ChinaCast Education Corporation of RMB5,257 and RMB5,799 as of December 31, 2009 and December 31, 2010, respectively)	62,457	109,933	16,657
Total non-current liabilities	227,380	251,436	38,096
Total liabilities	790,371	1,113,796	168,757
Commitments and contingencies (Note 22)

Equity:
Ordinary shares (US$0.0001 par value; 100,000,000 shares authorized; 45,170,698 and 49,778,952 shares issued and outstanding in 2009 and 2010, respectively)	33	36	5
Additional paid-in capital	1,290,651	1,510,527	228,868
Statutory reserve	39,139	47,671	7,223
Accumulated other comprehensive loss	(6,055)	(3,194)	(484)
Retained earnings	136,583	259,704	39,349
Total ChinaCast Education Corporation shareholders' equity	1,460,351	1,814,744	274,961
Noncontrolling interest	23,167	25,492	3,862
Total equity	1,483,518	1,840,236	278,823
Total liabilities and equity	2,273,889	2,954,032	447,580

See notes to consolidated financial statements.

F-4

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND
COMPREHENSIVE INCOME
(In thousands, except share-related data)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
			(As Restated)	(As Restated)
Revenues:
Service	253,702	337,940	495,808	75,122
Equipment	28,912	8,607	18,203	2,758
	282,614	346,547	514,011	77,880
Cost of revenues:
Service	(97,730)	(139,046)	(249,440)	(37,794)
Equipment	(29,122)	(8,455)	(17,952)	(2,720)
	(126,852)	(147,501)	(267,392)	(40,514)
Gross profit	155,762	199,046	246,619	37,366
Operating (expenses) income:
Selling and marketing expenses (including share-based compensation of RMB1,626, RMB1,640 and RMB406 for 2008, 2009 and 2010, respectively)	(5,770)	(4,649)	(2,995)	(454)
General and administrative expenses (including share-based compensation of RMB14,225, RMB14,566 and RMB7,439 for 2008, 2009 and 2010, respectively)	(67,704)	(69,641)	(84,437)	(12,793)
Foreign exchange loss	(1,162)	(87)	(974)	(148)
Management service fee	6,463	5,128	-	-
Change in fair value of contingent consideration	-	-	9,417	1,427
Other operating income	56	210	324	49
Total operating expenses, net	(68,117)	(69,039)	(78,665)	(11,919)
Income from operations	87,645	130,007	167,954	25,447
Impairment loss on cost method investment	(8,500)	(436)
Gain on disposal of cost method investment	-	-	2,123	322
Interest income	19,461	8,317	14,103	2,137
Interest expense	(2,575)	(7,988)	(13,679)	(2,073)
Income before provision for income taxes, earnings in equity investments	96,031	129,900	170,501	25,833
Provision for income taxes	(24,381)	(29,949)	(38,573)	(5,844)
Net income before earnings in equity investments	71,650	99,951	131,928	19,989
Earnings in equity investments	(441)	(1,687)	(101)	(15)
Income from continuing operations, net of tax	71,209	98,264	131,827	19,974
Discontinued operations
Loss from discontinued operations, net of taxes of RMBnil for 2008, 2009 and 2010	(21,025)	(74)	-	-
Gain on termination of discontinued operation, net of taxes of RMBnil for 2008, 2009 and 2010	-	1,228	1,280	194
Net (loss) income on discontinued operation	(21,025)	1,154	1,280	194
Net income	50,184	99,418	133,107	20,168
Less: Net income attributable to noncontrolling interest	(7,517)	(7,339)	(1,454)	(220)
Net income attributable to ChinaCast Education Corporation	42,667	92,079	131,653	19,948
Net income	50,184	99,418	133,107	20,168
Foreign currency translation adjustments	(257)	(596)	2,795	423
Comprehensive income	49,927	98,822	135,902	20,591
Comprehensive income attributable to noncontrolling interest	(7,517)	(7,336)	(1,388)	(210)
Comprehensive income attributable to ChinaCast Education Corporation	42,410	91,486	134,514	20,381
F-5

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME - continued
(In thousands, except share-related data)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
			(As Restated)	(As Restated)
Net income per share
Income from continuing operations attributable to ChinaCast Education Corporation per share:
Basic	2.08	2.46	2.70	0.41
Diluted	2.06	2.45	2.67	0.41
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation per share:
Basic	(0.68)	0.03	0.03	-
Diluted	(0.68)	0.03	0.03	-
Net income attributable to ChinaCast Education Corporation per share:
Basic	1.40	2.49	2.73	0.41
Diluted	1.38	2.48	2.70	0.41
Weighted average shares used in computation:
Basic	30,442,992	36,946,830	48,241,779	48,241,779
Diluted	30,691,742	37,167,694	48,767,142	48,767,142

See notes to consolidated financial statements.
F-6

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share-related data)

	ChinaCast Education Corporation shareholders
								(Accumulated			Accumulated other
	Ordinary			Additional		Statutory		deficit) retained			comprehensive	Noncontrolling		Total
	Shares	Amount		paid-in capital		reserve		earnings			loss	interest		equity
		RMB		RMB		RMB		RMB			RMB	RMB		RMB
								(As Restated)						(As Restated)
Balance at January 1, 2008	27,292,641		21		768,844		16,087		24,889		(5,205)		20,512		825,148
Share-based compensation	-		-		15,851		-		-		-		-		15,851
Net income	-		-		-		-		42,667		-		7,517		50,184
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs of RMB5,938	4,105,610		3		98,507		-		-		-		-		98,510
Share offering, net of issuance costs of RMB11,440	4,250,000		3		64,233		-		-		-		-		64,236
Purchase of subsidiaries	-		-		-		-		-		-		16,550		16,550
Refund of payment of tax liability assumed pursuant to the Share Exchange Transaction	-		-		917		-		-		-		-		917
Foreign currency translation adjustments	-		-		-		-		-		(257)		-		(257)
Statutory reserve	-		-		-		12,030		(12,030)		-		-		-
Balance at December 31, 2008	35,648,251		27		948,352		28,117		55,526		(5,462)		44,579		1,071,139

Share-based compensation	120,000		-		16,206		-		-		-		-		16,206
Net income	-		-		-		-		92,079		-		7,339		99,418
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947		2		28,746		-		-		-		(28,748)		-
Share offering, net of issuance costs of RMB21,508	6,819,500		4		297,347		-		-		-		-		297,351
Foreign currency translation adjustments	-		-		-		-		-		(593)		(3)		(596)
Statutory reserve	-		-		-		11,022		(11,022)		-		-		-
Balance at December 31, 2009	45,170,698		33		1,290,651		39,139		136,583		(6,055)		23,167		1,483,518

Share-based compensation	180,000		-		7,845		-		-		-		-		7,845
Net income	-		-		-		-		131,653		-		1,454		133,107
Issuance of shares of common stock	4,428,254		3		232,968		-		-		-		-		232,971
Capital contribution by a noncontrolling shareholder	-		-		-		-		-		-		20,000		20,000
Foreign currency translation adjustments	-		-		-		-		-		2,861		(66)		2,795
Acquisition of NCI	-		-		(20,937)		-		-		-		(19,063)		(40,000)
Statutory reserve	-		-		-		8,532		(8,532)		-		-		-
Balance at December 31, 2010	49,778,952		36		1,510,527		47,671		259,704		(3,194)		25,492		1,840,236
		US$	5	US$	228,868	US$	7,223	US$	39,349	US$	(484)	US$	3,862	US$	278,823

See notes to consolidated financial statements.
F-7

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
			(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	50,184	99,418	133,107	20,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,565	29,489	53,126	8,049
Amortization of acquired intangible assets	16,280	20,596	39,470	5,980
Amortization of land use rights	1,908	2,639	3,534	535
Share-based compensation	15,851	16,206	7,845	1,189
(Gain) loss on disposal of property and equipment	(37)	1,364	684	104
Earnings in equity investments	441	1,687	101	15
Write-down of inventory	262	276	-	-
Gain on disposal of discontinued operation	-	-	(1,280)	(194)
Gain on disposal of acquired intangible assets	-	(1,552)	-	-
Impairment loss on cost method investment	8,500	436	-	-
Impairment loss on acquired intangible assets	14,500	-	-	-
Gain on disposal of subsidiary	-	(1,228)	-	-
Gain on disposal of cost method investment			(2,123)	(322)
Change in fair value of contingent consideration-prior year	-	-	(9,417)	(1,427)
Changes in assets and liabilities:	-	-
Accounts receivable	1,927	(20,298)	(4,790)	(726)
Inventory	334	(243)	393	60
Prepaid expenses and other current assets	(1,566)	(8,910)	(29,186)	(4,422)
Non-current deposits and prepayments	1,746	(1,491)	16,262	2,464
Amounts due from related parties	760	(3,900)	2,950	447
Accounts payable	(11,163)	4,594	6,136	930
Accrued expenses and other current liabilities	22,813	(11,669)	(2,839)	(430)
Deferred revenues	51,172	(16,287)	103,426	15,671
Amounts due to related parties	1,127	(1,127)
Income taxes payable	13,844	18,137	25,175	3,814
Deferred tax assets	-	(270)	(1,413)	(214)
Deferred tax liabilities	(2,266)	(3,463)	(8,423)	(1,276)
Unrecognized tax benefits	9,883	10,683	19,833	3,005
Net cash provided by operating activities	213,065	135,087	352,571	53,420

Cash flows from investing activities:
Purchase of cost method investment	(3,000)	-
Advances to related party	(26,294)	(20,309)	-	-
Repayment from advances to related party	35,991	32,611
Deposits for business acquisition	(19,000)	-
Return of deposit for business acquisition	19,000	-
Purchase of property and equipment	(56,351)	(41,280)	(100,377)	(15,209)
Purchase of subsidiaries, net of cash acquired	(465,507)	(221,887)	(340,260)	(51,555)
Term deposits	227,768	(138,000)	(197,000)	(29,848)
Advance from disposal of intangible assets	-	1,000
Disposal of intangible assets	-	6,000
Disposal of property and equipment	244	51
Deposit for investment	-	(3,000)

Acquisition of brand name usage right	-	-
Cash on disposal of subsidiary	-	(683)
Net cash used in investing activities	(287,149)	(385,497)	(637,637)	(96,612)

CHINACAST EDUCATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)

	For the years ended December 31,
	2008	2009	2010	2010
	RMB	RMB	RMB	US$
			(As Restated)	(As Restated)

Cash flows from financing activities:
Deferred consideration paid for acquisition of subsidiary	-	(4,150)	(20,540)	(3,112)
Proceeds from share offering, net of issuance costs	64,236	297,351	232,971	35,299
Other borrowings raised	5,998	10,850	93,500	14,167
Bank borrowings raised	-	70,000	136,000	20,606
Bank borrowings repaid	-	-	(168,400)	(25,515)
Capital contribution from noncontrolling interests	-	-	20,000	3,030
Guarantee deposit paid	-	(3,000)	(1,000)	(151)
Repayment of other borrowings	(11,501)	(11,747)	(92,200)	(13,970)
Repayment of capital lease obligation	-	-	(1,323)	(200)
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs (Note 18)	98,510	-
Net cash provided by financing activities	155,941	358,113	199,008	30,154
Effect of foreign exchange rate changes	(336)	(189)	2,833	428
Net (decrease) increase in cash and cash equivalents	81,521	107,514	(83,225)	(12,610)
Less: cash and cash equivalents in assets held for sale	-	(17)	-	-
Cash and cash equivalents at beginning of the year	138,610	220,131	327,628	49,641
Cash and cash equivalents at end of the year	220,131	327,628	244,403	37,031
Non-cash investing and financing activities:
Payable assumed in purchase of property and equipment	23,189	49,335	30,609	4,638
Inception of capital leases	3,784	-	-
Non-current advance used to acquire NCI			40,000	6,061
Consideration payable for acquisition of subsidiaries	4,150	30,482	78,721	11,927
Receivable from disposal of subsidiaries	-	100	-	-
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	-	135,000	-	-
Supplemental cash flow information:
Interest paid (net of amount capitalized of RMBRMB1,421 and RMB8,832 in 2009 and 2010, respectively)	2,575	7,988	13,679	2,073
Income taxes paid	3,846	5,014	3,281	497

See notes to consolidated financial statements.

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Restated)

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
F-10

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
F-12

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

The CCL Technical Service Agreement and Equity Pledge agreement were terminated in 2010. On December 31, 2010, CCTSH, CCLX and CCL entered into a Service Agreement (the "Service Agreement") under which CCL will assist CCLX to renew the Very Small Aperture Terminals (“VSAT”) for the next ten years. The VSAT License is critical to the Company's E-learning and training services. Without the license, the Company is not allowed to conduct its business through satellite in China.  Prior to December 31, 2010, the license was renewed each year with the assistance from CCL.  In consideration of CCL's service in assisting the Company to obtain the renewal of the license, the Company shall pay an annual service fees to CCL in the amount of RMB 8,100 during the service term of the Service Agreement and RMB59,842 remaining balance of the noncurrent advances, after deducting the purchase price of NCI in CCLX, will be used as a prepayment for this service. The prepayment will be amortized over approximately 7.4 years. In the event that CCLX can renew the license without the assistance from CCL, the remaining prepaid balance will be expensed then.
F-15

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
F-16

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
F-17

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
F-18

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
F-19

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

F-20

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
F-21

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
F-22

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

(t)	Income taxes

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

(u)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the consolidated statements of operations and comprehensive income.

F-23

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

(x)	Business combinations

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

F-24

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
F-25

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
F-26

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
F-27

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
F-28

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
F-29

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

F-30

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
F-31

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
F-32

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
F-33

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

5.	INVENTORY

Inventory, net consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Satellite communication related equipment and equipment accessories	1,386	1,393
Less: provision of inventory value	-	(400)
Satellite communication related equipment and equipment accessories	1,386	993

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS (As Restated)

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Staff advances	1,107	1,010
Prepaid expenses	16,874	20,533
Deposit for acquisition of land use rights	-	21,994
Accrued interest income	107	1,825
Value added tax recoverable	463	423
Receivable from disposal of investment	-	2,122
Prepayment for license renewal service fee	-	8,100
Others	627	314
Total	19,178	56,321

Prepaid expenses primarily include prepayment of fees under the Affiliation Agreement and prepayments to various suppliers and service providers. RMB8,100 represents the current portion of the RMB59,842 prepayment for license renewal services to be provided by CCL as of December 31, 2010 (See Note 1).
F-34

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

7.	NON-CURRENT DEPOSITS AND PREPAYMENTS (As Restated)

Non-current deposits consisted of the following:

	As of December 31,
	2009	2010
	RMB	RMB

Rental deposits	358	415
Utilities deposits	208	208
Guarantee deposit for borrowings	3,000	4,000
Guarantee deposits for construction projects	2,492	2,765
Deposit for investment project	3,000
Deposit for acquiring of land use rights	5,492
Prepayment for license renewal service fee - Noncurrent	-	51,742
Total	14,550	59,130

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

RMB51,742 represents the noncurrent portion of the RMB59,842 prepayment for license renewal services to be provided by CCL as of December 31, 2010 (see Note 1).

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

Total depreciation expense, including depreciation of the above leased assets, totaled RMB16,565, RMB29,489 and RMB51,581 for the years ended December 31, 2008, 2009 and 2010, respectively.

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
F-36

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

The affiliation agreement intangible assets represent the economic benefits derived from the affiliation agreements through the use of the school name of the affiliated universities. In estimating the fair value of the affiliation agreement, the Company applied the income approach utilizing an excess cash flow method. The excess cash flow method provides an estimate of the fair value of an intangible asset by deducting operating expenses and economic charges from the revenue expected to be generated by the underlying asset. The projected cash flows are then discounted to their present value equivalent and summed.

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
F-40

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

On April 29, 2010, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Wu Shi Xin, the sole stockholder of Wintown Enterprises Limited, a British Virgin Islands company ("Wintown"), pursuant to which Mr. Wu purchased 3,735,734 shares of the Company's common stock (the "Shares") on June 2, 2010 at US$7.85 per share for a total purchase price of US$29,326. Pursuant to the Stock Purchase Agreement, the Company granted Mr. Wu a one time demand registration right with respect to the Shares, exercisable at any time on or after October 1, 2010.

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
F-47

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

As of December 31, 2009 and 2010, there were 255,000 Underwriter Warrants outstanding

19.	SEGMENT INFORMATION (As Restated)

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

19.	SEGMENT INFORMATION (As Restated) - continued

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For the year ended December 31,
	2008			2009			2010
	ELG	TUG	Total	ELG	TUG	Total	ELG	TUG	Total
Revenue from external customers	199,416	83,198	282,614	196,277	150,270	346,547	208,099	305,912	514,011
Impairment loss on acquired intangible assets:	14,500	-	14,500	-	-	-	-	-	-
Depreciation and amortization:	5,595	29,158	34,753	4,295	48,429	52,724	3,330	88,197	91,527
Share-based compensation:	15,851	-	15,851	16,206	-	16,206	7,845	-	7,845
Impairment loss(gain) on cost method investment:	8,500	-	8,500	436	-	436	3,403	-	3,403
Interest Income:	19,304	157	19,461	7,623	694	8,317	13,314	789	14,103
Interest expense	227	2,348	2,575	-	7,988	7,988	-	13,679	13,679
Provision for income taxes:	20,442	3,939	24,381	22,238	7,711	29,949	25,864	12,709	38,573
Earnings in equity investments:	441	-	441	1,687	-	1,687	101	-	101
Income from operations:	63,501	24,144	87,645	93,145	36,862	130,007	99,993	67,961	167,954
Addition to property and equipment:	1,937	77,191	79,128	2,658	9,691	12,349	24,390	83,820	108,210
Segment assets:	725,516	773,643	1,499,159	805,116	1,468,773	2,273,889	716,637	2,237,395	2,954,032
Equity investments:	1,788	-	1,788	101	-	101	-	-	-
Goodwill:	1,614	185,063	186,677	1,614	502,157	503,771	1,618	772,465	774,083

The Company's revenues and net income are substantially derived from the PRC.  Most of the assets and capital expenditure of the Company are employed in the PRC.
F-49

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

21.	NET INCOME PER SHARE (As Restated)

Reconciliation of the basic and diluted net income per share was as follows:

		For the years ended December 31,
	2008		2009		2010

Numerator used in basic and diluted net income per share:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	63,377	RMB	90,925	RMB	130,373
Loss on discontinued operations attributable to ChinaCast Education Corporation		(20,710)	RMB	1,154	RMB	1,280
Net income attributable to ChinaCast Education Corporation	RMB	42,667	RMB	92,079	RMB	131,653
Shares (denominator):
Weighted average ordinary shares outstanding used in computing basic net income per share		30,442,992		36,946,830		48,241,779
Plus:
Incremental ordinary shares from assumed conversions of stock options, vesting of restrict stock and exercises of Warrants and Underwriter Warrants		248,750		220,864		525,363

Weighted average ordinary shares outstanding used in computing diluted net income per share		30,691,742		37,167,694		48,767,142
Net income per share - basic:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	2.08	RMB	2.46	RMB	2.70
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation		(0.68)		0.03		0.03
Net income attributable to ChinaCast Education Corporation	RMB	1.40	RMB	2.49	RMB	2.73
Net income per share - diluted:
Income from continuing operations attributable to ChinaCast Education Corporation	RMB	2.06	RMB	2.45	RMB	2.67
(Loss) income on discontinued operations attributable to ChinaCast Education Corporation		(0.68)		0.03		0.03
Net income attributable to ChinaCast Education Corporation	RMB	1.38	RMB	2.48	RMB	2.70

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

24.	RELATED PARTY TRANSACTIONS (As Restated)

The Company has entered into a number of transactions with related parties.  The balances and transactions with these related parties were as follows:

(a)	Transactions

The Company entered into the following transactions with related parties:

		For the years ended December 31,
Transactions	Notes	2008	2009	2010
		RMB	RMB	RMB

Service fee earned from CCL	(i)	6,463	5,128	-
Satellite platform usage fee to CCL	(ii)	6,033	6,382	-
Disposal of consolidated entity to CCL	(iii)	-	100	-
Sales to Guo You	(iv)	800	800	-

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

24.	RELATED PARTY TRANSACTIONS (As Restated) - continued

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

(b)	Balances

		Amounts due		Amount due
		from related parties		to related party
		As of December 31,		As of December 31,
	Notes	2009	2010	2009	2010
		RMB	RMB	RMB	RMB

Current amounts

Guo You	(1)	6,288	3,438	-	-
CCL	(2)	100	-	-	-
Mr. Wu Shi Xin	(3)	-	-	-	(78,721)
		6,388	3,438	-	(78,721)
Non-current advances

CCL	(4)	99,727	59,842	-	-

Notes:

(1)	The balances arose from the provision of satellite related services, which are non-interest bearing, unsecured and payable on demand.

(2)	On October 12, 2009, the Company disposed of a subsidiary of a consolidated variable interest entity and the balance related to the proceeds from the disposal.

(3)	The amount represents consideration payable to Mr. Wu for the acquisition of HIUBC (see Note 4).

(4)
The advances by the Company to CCL were for money spent on asset and expenses to build up the satellite business of CCL over the years.  The balance was used to prepay CCL for the VSAT license renewal service fee and to acquire the NCI in CCLX. The balance as of December 31, 2010 is the prepayment for the VSAT license renewal service fee.  As of December 31, 2010, CCL is no longer a related party of the Company.  The amount is presented for comparison purpose only (See Note 1).

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

The Company has performed an evaluation of the subsequent events review through  February 7, 2012, which is the date the amended audited consolidated financial statements were available to be issued.

27.	RESTATEMENTS OF FINANCIAL STATEMENTS

First Restatement

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

CHINACAST EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands, except share-related data)

27.	RESTATEMENTS OF FINANCIAL STATEMENTS - continued

Second Restatement

On December 31, 2010, ChinaCast Technology (Shanghai) Ltd., ChinaCast Li Xiang Co., Ltd. (“CCLX”) and ChinaCast Company Ltd.(“CCL”) entered into a Service Agreement pursuant to which CCL agreed to assist CCLX in the renewal of the inter-provincial value-added telecommunication service license ("VSAT license") for the next ten years. The license is critical to the Company's ability to provide its Elearning and training services. In consideration for receiving these services, the Company agreed to pay an annual service fee to CCL in the amount of RMB8,100 during the term of the Service Agreement. The Company determined that rather than pay cash it would use the RMB59,842 remaining balance of the non-current advances as a prepayment for this service. The prepayment was sufficient to cover approximately seven years of such services, which makes it a long-term prepaid asset in nature. Such a prepayment, in the absence of impairment or other changes that may apply, is usually amortized as a cost over the relevant service period.

However, when the Company considered the future cash flows expected to result from the use and eventual disposition of the prepayment, the Company did not believe that it could reliably determine the future cash flows specifically to be obtained from the prepayment for the following reasons:
1. The annual renewal of VSAT license needs to be approved by a government agency and the result is not under the control of neither CCL nor CCLX;
2. During the negotiation, CCL insisted on the prepayment being non-refundable and the Company capitulated because of the importance of the satellite license to the Company. As a result, CCLX undertook to CCL in the Service Agreement that it will not take nor recover any amount of the prepayment even though it subsequently does not require the services of CCL during the entire service term.

Based on the above terms and facts of the VSAT license renewal services, the Company cannot identify cash inflows directly related to the prepayment asset alone and decided to write off the RMB59,842 prepayment in accordance with ASC 360-10-15-4, Impairment or Disposal of Long-Lived Assets.

After further reviewing the relevant accounting guidance, management reconsidered its write off of the prepayment and now believes that the prepayment should be amortized annually as long as the Company has the right to require CCL to provide the services under such agreement and that the annual payment amount is fair value since the Company negotiated and agreed to the amount with CCL. In the event that CCLX can renew the license without the assistance from CCL in the future, the remaining prepaid amount will be expensed then.

Therefore, the RMB59,842 has been reinstated on the Consolidated Balance Sheets as a prepaid expense and other current asset at an amount of RMB8,100 and Non-current deposits and prepayments at amount of RMB51,742.The impairment loss of non-current advance has been removed from Consolidated Statements of Operations and Comprehensive Income. The Consolidated Statements of Changes in Equity, the Consolidated Statements of Cash Flow, and the Note 1, Note 2, Note 6, Note 7, Note 19, Note 21, Note 24, Note 26 and Financial statement schedule I have all been restated accordingly.

The following table presents the effects of the restatement adjustment on the accompanying consolidated financial statements for the year ended December 31, 2010:

Consolidated Balance Sheet as of December 31, 2010	As Previously Reported	Restated	Net Adjustment
Prepaid expenses and other current assets	48,221	56,321	8,100
Total current assets	1,067,433	1,075,533	8,100
Non-current deposits and prepayments	7,388	59,130	51,742
Total assets	2,894,190	2,954,032	59,842
Retained earnings	199,862	259,704	59,842
Total ChinaCast Education Corporation shareholders' equity	1,754,902	1,814,744	59,842
Total equity	1,780,394	1,840,236	59,842
Total liabilities and equity	2,894,190	2,954,032	59,842

Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2010	As Previously Reported	Restated	Net Adjustment
Impairment loss of non-current advance	(59,842)	-	59,842
Total operating expenses, net	(138,507)	(78,665)	59,842
Income from operations	108,112	167,954	59,842
Income before provision for income taxes, earnings in equity in investments	110,659	170,501	59,842
Net income before earnings in equity investments	72,086	131,928	59,842
Income from continuing operations, net of tax	71,985	131,827	59,842
Net income	73,265	133,107	59,842
Net income attributable to ChinaCast Education Corporation	71,811	131,653	59,842
Comprehensive income	76,060	135,902	59,842
Comprehensive income attributable to ChinaCast Education Corporation	74,672	134,514	59,842
Net income per share
Income from continuing operations attributable to ChinaCast Education
Corporation per share:
Basic	1.46	2.70	1.24
Diluted	1.44	2.67	1.23
Net income attributable to ChinaCast Education Corporation per share:
Basic	1.49	2.73	1.24
Diluted	1.47	2.70	1.23

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2010	As Previously Reported	Restated	Net Adjustment
(Accumulated deficit) retained earnings:
Net income	71,811	131,653	59,842
Balance at December 31, 2010	199,862	259,704	59,842
Total equity:
Net income	73,265	133,107	59,842
Balance at December 31, 2010	1,780,394	1,840,236	59,842

Consolidated Cash Flows for the Year Ended December 31, 2010	As Previously Reported	Restated	Net Adjustment
Cash flows from operating activities:
Net income	73,265	133,107	59,842
Impairment loss of non-current advance	59,842	-	(59,842)
Prepaid expenses and other current assets	(21,086)	(29,186)	(8,100)
Non-current deposits and prepayments	8,162	16,262	8,100

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Balance sheet
(In thousands)

	As of December 31,
	2009	2010
	RMB	RMB
		(As Restated)
Assets
Cash and cash equivalents	19,516	2,853
Amounts due from subsidiaries	663,847	862,932
Prepaid expenses and other current assets	698	795
Investment in subsidiary	788,952	952,828
Total assets	1,473,013	1,819,408
Liabilities and equity
Accrued expenses	12,662	4,664
Income tax payable	-	-
Total liabilities	12,662	4,664
Ordinary shares	33	36
Additional paid-in capital	1,290,651	1,510,527
Retained earnings	136,583	259,704
Statutory reserve	39,139	47,671
Accumulated other comprehensive income	(6,055)	(3,194)
Total equity	1,460,351	1,814,744
Total liabilities and equity	1,473,013	1,819,408

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of operations and comprehensive income
(In thousands)

	Year ended December 31,
	2008	2009	2010
	RMB	RMB	RMB
			(As Restated)
Operating expenses:
Selling and marketing expenses	(1,626)	(1,639)	(406)
General and administrative expenses	(33,733)	(30,589)	(22,195)
Total operating expenses	(35,359)	(32,228)	(22,601)
Loss from operations	(35,359)	(32,228)	(22,601)
Interest income	-	-
Other expense	-	-	-
Exchange differences	-	-	-
Equity in earnings of subsidiaries	77,642	124,036	158,340
Net income before provision for income taxes	42,284	91,808	135,739
Less: Provision for income taxes	383	271	(4,086)
Net income	42,667	92,079	131,653
Foreign currency translation adjustment	(257)	(593)	2,861
Comprehensive income	42,410	91,486	134,514

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of changes in equity
(In thousands, except share - related data)

					(Accumulated	Accumulated
					deficit)	other
	Ordinary		Additional	Statutory	retained	comprehensive	Total
	Shares	Amount	paid-in capital	reserve	earnings	loss	equity
		RMB	RMB	RMB	RMB	RMB	RMB
					(As Restated)		(As Restated)
Balance at January 1, 2008	27,292,641	21	768,844	16,087	24,889	(5,205)	804,636
Share-based compensation	-	-	15,851	-	-	-	15,851
Net income	-	-	-	-	42,667	-	42,667
Exercise of warrants and issuance of restricted shares of common stock, net of issuance costs of RMB5,938	4,105,610	3	98,507	-	-	-	98,510
Share offering, net of issuance costs of RMB11,440	4,250,000	3	64,233	-	-	-	64,236
Refund of payment of tax liability assumed pursuant to the Share Exchange Transaction	-	-	917	-	-	-	917
Foreign currency translation adjustments	-	-	-	-	-	(257)	(257)
Statutory reserve	-	-	-	12,030	(12,030)	-	-
Balance at December 31, 2008	35,648,251	27	948,352	28,117	55,526	(5,462)	1,026,560
Share-based compensation	120,000	-	16,206	-	-	-	16,206
Net income	-	-	-	-	92,079	-	92,079
Issuance of restricted shares of common stock for acquisition of additional interests in subsidiary	2,582,947	2	28,746	-	-	-	28,748
Share offering, net of issuance costs of RMB21,508	6,819,500	4	297,347	-	-		297,351
Foreign currency translation adjustments	-	-	-	-	-	(593)	(593)
Statutory reserve	-	-	-	11,022	(11,022)	-	-
Balance at December 31, 2009	45,170,698	33	1,290,651	39,139	136,583	(6,055)	1,460,351
Share-based compensation	180,000	-	7,845	-	-	-	7,845
Net income	-	-	-	-	131,653	-	131,653
Issuance of shares of common stock	4,428,254	3	232,968	-	-	-	232,971
Acquisition of NCI	-	-	(20,937)	-	-	-	(20,937)
Foreign currency translation adjustments	-	-	-	-	-	2,861	2,861
Statutory reserve	-	-	-	8,532	(8,532)	-	-
Balance at December 31, 2010	49,778,952	36	1,510,527	47,671	259,704	(3,194)	1,814,744

CHINACAST EDUCATION CORPORATION

Additional information - Financial statement schedule I
Condensed financial information of parent company
Statements of cash flow
(In thousands, except share - related data)

	Year ended December 31,
	2008	2009	2010
	RMB	RMB	RMB
			(As Restated)
Cash flow from operating activities:
Net income	42,667	92,079	131,653
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	15,851	16,206	16,206
Earnings in equity investment	(77,642)	(124,036)	(158,340)
Changes in assets and liabilities
Prepaid expenses and other current assets	1	(692)	(97)
Amount due from related party	17,557	20,596	(259,463)
Accrued expenses and other current liabilities	6,045	(2,105)	(2,105)
Income tax payable	(30)	(117)	-
Net cash (used in) provided by operating activities	4,449	1,931	(272,146)
Cash flow from investing activities:
Advances to subsidiaries	(167,346)	(280,059)	-
Net cash used in investing activities	(167,346)	(280,059)	-
Cash flow from financing activities:
Proceeds from issuance of ordinary shares, net of issuance expenses	64,236	297,351	297,347
Payment of expenses in connection with Share Exchange Transaction from related party	-	-
Payment of expenses in connection with Share Exchange Transaction	-	-
Exercise of warrants	98,510	-
Capital distribution	-	-
Net cash (used in) provided by financing activities	162,746	297,351	297,347
Effect of foreign exchange rate changes	(31)	(6)	(41,864)
Net (decrease) increase in cash and cash equivalents	(182)	19,217	25,201
Cash and cash equivalents at beginning of the year	481	299	19,516
Cash and cash equivalents at end of the year	299	19,516	2,853

Note to schedule I

1.	Basis for Preparation

The Condensed Financial Information of the Company only has been prepared using the same accounting policies as set out in the Company's consolidated financial statements except that the Company has used equity method to account for investment in its subsidiary.
F-67

2.	Restatement

The Company has restated the consolidated financial statements as of and for the year ended December 31, 2010 to reverse an impairment of non-current advance at the amount of RMB59,842. The restatement is described in detail in Note 27 "Restatements of Financial Statements" to the consolidated financial statements. The accompanying condensed financial information of parent company as of and for the year ended December 31, 2010 has been restated to reflect the resulting increase in CEC's equity in earnings of subsidiaries.

The following table presents the effects of the restatement adjustment on the accompanying condensed financial information for the year ended December 31, 2010:

Condensed financial information of parent company
Balance Sheet as of December 31, 2010	As Previously Reported	As Restated	Net Adjustment
Investment in subsidiary	892,986	952,828	59,842
Total assets	1,759,566	1,819,408	59,842
Retained earnings	199,862	259,704	59,842
Total equity	1,754,902	1,814,744	59,842
Total liabilities and equity	1,759,566	1,819,408	59,842

Statement of operations and comprehensive income	As Previously Reported	As Restated	Net Adjustment
for the Year Ended December 31, 2010
Equity in earnings of subsidiaries	98,498	158,340	59,842
Net income before provision for income taxes	75,897	135,739	59,842
Net income	71,811	131,653	59,842
Comprehensive income	74,672	134,514	59,842

Statement of changes in equity
for the Year Ended December 31, 2010	As Previously Reported	As Restated	Net Adjustment
Net income	71,811	131,653	59,842
Total equity	1,754,902	1,814,744	59,842

Statement of cash flows
for the Year Ended December 31, 2010	As Previously Reported	As Restated	Net Adjustment
Cash flows from operating activities:
Net income	71,811	131,653	59,842
Changes in assets and liabilities	98,498	158,340	59,842

