Form 10-K/A
period 2010-12-31
CHINACAST EDUCATION CORP
filed 2012-02-24
CIK 1261888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 3

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

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 11, 2011 was 49,778,952

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 3 to our Annual Report on Form 10-K for ChinaCast Education Corporation (“CEC”), as initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Original Report”), as amended on September 2, 2011 and February 8, 2012. CEC is filing the Amendment for the purpose of (a) providing dated and executed certifications by our Principal Executive Officer and our Principal Financial Officer; (b) providing executed Signature pages; and (c) correcting certain inadvertent typographical errors. This Amendment sets forth, in its entirety, the Form 10-K/A for the Company, as initially filed with the SEC on February 8, 2012 (“Amendment No. 2”), with the following change: the signature pages were amended to add the electronic signatures of Ron Chan Tze Ngon, signing on behalf of CEC, and of the following executive officers and directors: Ron Chan Tze Ngon, Antonio Sena, Michael Santos, Daniel Tseung, Derek Feng, Ned Sherwood, Stephene Markscheid, and Douglas Woodrum. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto; all other exhibits (other than the accountant’s consent set forth in Exhibit 23.1) initially filed or furnished with Amendment No. 2 are incorporated in this Amendment by reference and are not re-filed or re-furnished herein. Further, certain inadvertent typographical errors were corrected. In all other respects, the disclosure is unchanged from Amendment No. 2 and, as such, this Amendment supersedes Amendment No. 2.

This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report, as amended on September 2, 2011, and CEC’s other filings with the SEC.

i

CHINACAST EDUCATION CORPORATION
Annual Report on Form 10-K for the Year Ended December 31, 2010

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS	2
ITEM 1A. RISK FACTORS	12

PART II	25
ITEM 6. SELECTED FINANCIAL DATA	25
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9A. CONTROLS AND PROCEDURES	37

PART III	41
ITEM 11. EXECUTIVE COMPENSATION	41

PART IV	51
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	51
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

This structure offers us effective control over FTBC, LJC and HIUBC. Another commonly accepted structure in connection with foreign investment to education is contractual control structure through a VIE, similar to the structure between CCT Shanghai, CCLX and its shareholders. Compared to the VIE structure, our structure can offer us more protection and legally allow our subsidiaries to distribute dividends to us. See Risk Factors titled “The education sector, in which all of our businesses are conducted, and the telecommunication sector, upon which we are heavily reliant, each are subject to extensive regulation in China, and our ability to conduct business is highly dependent on our compliance with these regulatory frameworks,” and “Because our wholly-owned subsidiaries in China are considered foreign-invested, these subsidiaries may be considered ineligible to acquire the holding companies of FTBC, LJC and HIUBC and to indirectly obtain education licenses and permits in China and if they are deemed ineligible we may not be able to consolidate the financial results of our brick-and-mortar schools.” which addesses the risks involved with direct ownership.

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

Government Regulations

CEC’s business operations in the PRC and Hong Kong are not subject to any special legislation or regulatory controls other than those generally applicable to companies and businesses operating in the PRC. CEC has obtained all the necessary licenses and permits for its business operations in the PRC and Hong Kong, unless disclosed otherwise in this 10-K.

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

We do not have land use rights for parcels of land occupied by HIUBC. We may not be able to obtain the building ownership certificates to the buildings on the land because procurement of land use right is a condition precedent to obtain building ownership certificates to the buildings on the underlying land. The building ownership certificates confirm legal ownership of the buildings. Until we obtain the land use rights and building ownership certificates, we might not be able to sell the land and buildings or we might be subject to fines and penalties. Such liability might range from RMB 30,000 to RMB 300,000. If this occurs, it may disrupt our local business operation and may adversely affect our financial condition and results of operations.  Alternatively, if we fail to obtain the relevant land use rights and building certificates we may be required to find alternative locations for our schools.

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

We may be subject to claims for rescission or other securities law claims resulting from our failure to disclose that our charter provision purporting to prohibit certain amendments was possibly inconsistent with Delaware’s General Corporation Law. Article SIXTH of the Certificate of Incorporation of Great Wall set forth certain provisions ((A)-(E)) that applied to Great Wall during the period commencing upon the initial filing of Great Wall’s Certificate of Incorporation and terminating upon the consummation of a Business Combination. Article SIXTH stated that these provisions “may not be amended prior to the consummation of a Business Combination.” Great Wall was subsequently advised by Potter Anderson & Corroon LLP, its Delaware counsel, that, notwithstanding, the language set forth in Article SIXTH that purported to prohibit amendments to Article SIXTH, that under Delaware law, if duly approved by the Board of Directors and the holders of a majority of the outstanding stock of Great Wall, a proposed amendment to Article SIXTH of Great Wall’s Certificate of Incorporation would be effective under Delaware law.” A copy of Potter Anderson & Corroon LLP’s opinion was filed as Annex B to Great Wall’s Definitive 14A filed with the Commission on March 8, 2006. Great Wall filed a Certificate of Amendment to its Certificate of Incorporation on March 21, 2006, which removed the language in Article SIXTH that purported to prohibit amendments to that Article. A copy of Certificate of Amendment is included in Annex B to Great Wall’s 424B3 prospectus that was filed with the Commission on December 6, 2006. Article SIXTH no longer applies to the Company because it consummated its Business Combination on December 22, 2006.

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

Our PRC counsel has opined that CEC’s performance under the technical services agreement with CCLX complies with applicable Chinese laws and regulations, and CEC complies with PRC laws and regulations to the extent that its services are technical services. However, the PRC regulatory authorities are entitled to examine and reevaluate our licenses at any time upon their initiatives or following orders of the higher-level authorities and we must comply with the then prevailing standards and regulations which may change from time to time. PRC regulatory authorities may view CEC as not being in compliance with applicable PRC laws and regulations, including but not limited to restrictions on foreign investments in the value-added telecommunication business. If:

•	Chinese authorities deem CEC’s corporate activities as violating applicable Chinese laws and regulations (including restrictions on foreign investments);

•	Chinese regulatory authorities change applicable laws and regulations or impose additional requirements and conditions with which CEC is unable to comply;

•	CEC is found to violate any existing or future Chinese laws or regulations; or

•	CEC is found to have undergone a change of control (which may be deemed to include a change in the management of CEC/the departure of certain officers of CEC).

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

Director Compensation

The following table summarizes compensation that our directors earned during 2010 for services as members of our Board and Board committees:

	Fees
	Earned or			All
	Paid in	Stock	Options	Other
	Cash	Awards	Awards	Compensation	Total
Name	(US$)	(US$)(1)	(US$)	(US$)	(US$)
Daniel Tseung	70,000	528,750	—	—	598,750
Justin Tang	70,000	528,750	—	—	598,750
Ned Sherwood	73,804	705,000	—	—	778,804

(1)	Valuation based on the dollar amount of restricted stock grants was based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718.
(2)	Mr. Daniel Tseung received a grant of 75,000 shares of restricted common stock on August 8, 2010, all of which are scheduled to vest on February 9, 2013.
(3)	Mr. Justin Tang received a grant of 75,000 shares of restricted common stock on August 8, 2010, 25,000 of which vested on February 9, 2011, 25,000 of which will vest on February 9, 2012 and 25,000 of which are scheduled to vest on February 9, 2013.
(4)	Mr. Ned Sherwood received a grant of 100,000 shares of restricted common stock on August 6 , 2010, 10,000 of which vested on November 19, 2011, 30,000 of which will vest on November 19, 2012 and 60,000 of which are scheduled to vest on November 19, 2013.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following are filed with this Annual Report:

(1)	The financial statements listed on the Financial Statements Table of Contents.

(2)	Not applicable.

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	2007 Omnibus Securities and Incentive Plan

•	2009 Executive Incentive Plan

•	2010 Executive Incentive Plan

•	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon

•	Service Agreement, dated January 4, 2010, between the Company and Michael Santos

•	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena

•	Service Agreement, dated January 4, 2010, between the Company and Jim Ma

•	Service Agreement, dated January 4, 2010, between the Company and Li Wei

•	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan

(b)	The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)	Not applicable.

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

3(i).1	Amended and Restated Certificate of Incorporation, as amended, as currently in effect (2)

3(i).2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation (2)

3(ii)	By-laws (2)

10.1	Pledge Agreement, dated as of November 15, 2000 (3)

10.2	Pledge Agreement, dated as of August 11, 2003 (3)

10.3	Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated August 11, 2003 (4)

10.4	Supplemental Deed to Technical Services Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.5	Revenue and Cost Allocation Agreement by and among ChinaCast Technology (Shanghai) Ltd., CCLX Shareholders and ChinaCast Li Xiang Co., Ltd. dated March 29, 2004 (4)

10.6	Exclusive Operating Right Agreement between Tsinghua Tongfeng Co., Ltd. and Beijing Tongfong Digital Education Technology Limited, dated June 15, 2005 (5)

10.7	Technical Service Agreement by and among ChinaCast Technology (Shanghai) Limited, the CCL Shareholders and ChinaCast Co., Ltd., dated November 15, 2000 (5)

10.8	Agreement to Acquire 80% of the holding company of the Foreign Trade Business College of Chongqing Normal University dated February 11, 2008 (6)

10.9	Acquisition Agreement, dated February 11, 2008, by and among ChinaCast Education Corporation, Yu Pei Information Technology (Shanghai) Limited and Beijing Heng Tai Jufu Investment Limited (7)

10.10	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Fir Tree Value Master Fund, L.P. and Fir Tree capital Opportunity Master Fund, L.P. (8)

10.11	Letter Agreement, dated June 27, 2008, by and among ChinaCast Education Corporation, and Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan (8)

10.12	Letter Agreement, dated July 16, 2008, between ChinaCast Education Corporation and Capela Overseas Ltd. (9)

10.13	2007 Omnibus Securities and Incentive Plan (10)

10.14	Share Purchase Agreement dated as of September 18, 2009 by and among Chinacast Education Corporation and the investors named therein (16)

10.15	Registration Rights Agreement dated November 23, 2009 by and among Chinacast Education Corporation, Fir Tree Value Master Fund L.P. and Fir Tree Capital Opportunity Master Fund, L.P. (17)

10.16	Subscription Agreement dated December 21, 2009 between the Company and Thriving Blue Limited (19)

10.17	Service Agreement, dated January 4, 2010, between the Company and Ron Chan Tze Ngon (20)

10.18	Service Agreement, dated January 4, 2010, between the Company and Michael Santos (20)

10.19	Service Agreement, dated January 4, 2010, between the Company and Antonio Sena (20)

10.20	Service Agreement, dated January 4, 2010, between the Company and Jim Ma (20)

10.21	Service Agreement, dated January 4, 2010, between the Company and Li Wei (20)

10.22	Service Agreement, dated January 4, 2010, between the Company and Jiang Xiangyuan (20)

10.23	2009 Executive Incentive Plan (20)

10.24	2010 Executive Incentive Plan (23)

10.25	Stock Purchase Agreement dated April 29, 2010 between ChinaCast Education Corporation and Wu Shi Xin (21)

10.26
English Translation of Share Transfer Agreement dated August 19, 2010 by and among ChinaCast Education Holdings Limited, Wu Shi Xing, Wintown Enterprises Limited, Shanghai Rubao Information Technology Co., Ltd., Wuhan Jiyang Education Investment Co., Ltd. and Hubei Industrial University Business College (22)

10.27	Agreement with China Construction Bank* (24)

10.28	English Translation of Exclusive Technical Service Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, and ChinaCast Li Xiang Co., Ltd. (25)

10.29	English Translation of Share Pledge Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Jiang Xiangyuan, and ChinaCast Li Xiang Co., Ltd. (25)

10.30	English Translation of Exclusive Option Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Jiang Xiangyuan, and ChinaCast Li Xiang Co., Ltd. (25)

10.31	English Translation of the Power Attorney, dated December 31, 2010 from Jiang Xiangyuan to ChinaCast Technology (Shanghai) Limited (25)

10.32	English Translation of Share Pledge Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Li Wei, and ChinaCast Li Xiang Co., Ltd. (25)

10.33	English Translation of Exclusive Option Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Li Wei, and ChinaCast Li Xiang Co., Ltd. (25)

10.34	English Translation of the Power Attorney, dated December 31, 2010 from Li Wei to ChinaCast Technology (Shanghai) Limited (25)

10.35	English Translation of Share Pledge Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Zhang Liwen, and ChinaCast Li Xiang Co., Ltd. (25)

10.36	English Translation of Exclusive Option Agreement, dated December 31, 2010 between ChinaCast Technology (Shanghai) Limited, Zhang Liwen, and ChinaCast Li Xiang Co., Ltd. (25)

10.37	English Translation of the Power Attorney, dated December 31, 2010 from Zhang Liwen to ChinaCast Technology (Shanghai) Limited (25)

14.1	ChinaCast Education Corporation Code of Business Conduct and Ethics For Employees, Officers and Directors (11)

21.1	List of Subsidiaries (23)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Insider Trading Policy (12)

*	Summary translation filed as an exhibit. The agreement is in Chinese and the version executed by the Company is in Chinese

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008

(2)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2006.

(4)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 14, 2006.

(5)	Incorporated by reference to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008

(10)
Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on December 18, 2007 filed with the Securities and Exchange Commission on November 28, 2007

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2009

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2010

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2010

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2010

(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011

(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 2, 2011

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 8, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINACAST EDUCATION CORPORATION

	By:	/s/ Ron Chan Tze Ngon
Dated: February 24, 2012		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 24, 2012	By:	/s/ Ron Chan Tze Ngon
		Name:	Ron Chan Tze Ngon
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: February 24, 2012	By:	/s/ Antonio Sena
		Name:	Antonio Sena
		Title:	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

Dated: February 24, 2012	By:	/s/ Michael Santos
		Name:	Michael Santos
		Title:	Director

Dated: February 24, 2012	By:	/s/ Daniel Tseung
		Name:	Daniel Tseung
		Title:	Director

Dated: February 24, 2012	By:	/s/ Derek Feng
		Name:	Derek Feng
		Title:	Director

Dated: February 24, 2012	By:	/s/ Ned Sherwood
		Name:	Ned Sherwood
		Title:	Director

Dated: February 24, 2012	By:	/s/ Stephene Markscheid
		Name:	Stephene Markscheid
		Title:	Director

Dated: February 24, 2012	By:	/s/ Douglas Woodrum
		Name:	Douglas Woodrum
		Title:	Director

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

